Form 10KSB
period 2001-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2001-12-31
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended September 30, 2001

                        Commission File Number 000-25563

                         CYCLE COUNTRY ACCESSORIES CORP.
                         -------------------------------

               (Exact name of registrant as specified in its charter)

                 Nevada                                  42-1523809
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                                   2188 Highway 86
                                 Milford, Iowa 51351
                  (Address of principal executive offices) (Zip Code)

                                   (712) 338-2701
                 (Registrant's telephone number, including area code)

              Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $0.0001 per share
                                   (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended September 30, 2001 were $13,313,826.

     As of September 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on an assumed value of $5.00 per share held by non-affiliates on September 30, 2001) was $18,125,000.

     As of September 30, 2001, there were 3,625,000 shares of the registrant's Common Stock outstanding.

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

GENERAL

	Cycle Country Accessories Corp. (a Nevada corporation) (the Successor Company) was incorporated in the state of Nevada on August 15, 2001 as a C corporation. On August 21, 2001, we entered into an agreement to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation) (the Predecessor Company) for $4,500,000 in cash and 1,375,000 shares of our common stock. Cycle Country Accessories Corp. (an Iowa corporation) (the Predecessor Company) was originally incorporated on August 8, 1983 and is headquartered in Milford, Iowa. In addition, on August 14, 2001, Cycle Country Accessories Corp. (an Iowa corporation) (the Predecessor Company) merged with Okoboji Industries Corporation. Okoboji Industries Corporation manufactured the plastic wheel covers for what is considered our Plastic Wheel Cover segment. As a result of these transactions we are the Successor Company to the business of both companies.

	We are the one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreader, sprayers, tillage equipment, winch mounts, utility boxes, wheel covers and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat and Bombardier. We design, engineer and assemble all accessory products at our headquarters and subcontract the manufacturer of many original equipment components. Additionally, we recently made the decision to enter the Lawn and Garden industry.

	We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long term relationships with ATV manufacturers and distributors. We have sold our products to 16 distributors in the United States for the past 20 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 19 international distributors distributing our products to 35 countries.

        Additionally, we are the largest manufacturer of golf car hubcaps in the world. We estimate that we maintain 90% of the original equipment manufacturer ("OEM") hubcap business. We have always sold directly to golf car manufacturers and we believe that we have an excellent distribution network that reaches the after market throughout the United States, Europe and Asia.

	Our three largest customers accounted for approximately 43% of our net sales in the year ended September 30, 2001. These three customers have represented a significant amount of our business every year for at least the past 16 years. While the percentage of total net sales these customers represent should decrease as our sales grow in other areas, such as Lawn and Garden, we do anticipate these customers will continue to represent a significant amount of our business.


INDUSTRY OVERVIEW

ATV Accessories:
----------------

        In today's ATV market there are several OEMs competing for market share. Honda has been the world leader followed by Polaris, Yamaha, Kawasaki, Suzuki, Arctic Cat and Bombardier. According to ATV Magazine, in 2000 there were 800,000 ATV's sold worldwide. This represented a 19.2% increase over 1999. Of those 800,000 units 75% were Utility and 40% were Sport Quads. We consider the Utility Division to be our target market.

        Our market research tells us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry. We are currently working with some of these companies and expect to substantially expand that market in the very near future. In addition to our accessory line we manufacture several products under private label and we intend to expand on that market.

Wheel Covers:
-------------

        The golf car industry continues to expand each year and is currently dominated by E-Z-Go, Club Car and Yamaha. Global, Par Car and a few other OEM's compete for the remainder of the market. We estimate that we maintain 90% of the OEM hubcap business and are the largest manufacturer of golf car hubcaps in the world. We have always sold directly to all the golf car manufacturers and we have an excellent distribution network throughout the United States, Europe and Asia to reach the after market.

COMPANY HISTORY

        Cycle Country's market research has been a continued work in process for the past 20 years and that work still continues today. Our success was accomplished by constant market research and a constant effort to adjust to the changes in the industry. When we started in the ATV accessory industry ATV's were much smaller. They were small 3-wheeled vehicles with two-wheel drive. Today they are powerful 4-wheel drive vehicles capable of doing many more tasks. The ATV industry falls within both recreational and machinery industry depending on the product and consumer. In 2000, approximately 800,000 units were sold worldwide and there are approximately 3 million units on the market today. Prospective ATV buyers lean toward a new purchase because of the strides manufacturers have made in product development. Partly due to our line of utility products the ATV manufacturers have focused their efforts to incorporate four wheel drive and making larger ATV's for greater hauling and work capacity.

        The idea for our business was born in 1981 when Jim Danbom recognized that an ATV could be used to plow snow. He manufactured and sold 100 snow plow kits that year. He sold more the next year and then in 1983 decided to incorporate. The business has grown every year since. Now in addition to snowplows, Cycle Country manufactures and sells a full range of farm products designed for the new and more powerful ATV's. These products include mowers, sprayers, 3-point hitch, moldboard plow, disc harrow, furrower, cultivator, rake, row planter, and seeder. We also manufacture winch mounts, chains, gun racks, and a very unique 5th wheel trailer.

        Over the last several years, we have expanded into manufacturing injected molded wheel covers primarily for the golf car industry. We are now crossing over into the lawn & garden industry with some current products as well as creating new items specifically for that industry.


PRODUCTS

ATV Accessories
---------------

        We offer a complete line of ATV accessories. Our products enhance the functionality and versatility of the ATV. The ATV was initially designed as a recreational vehicle but is rapidly becoming a multi-purpose vehicle serving both recreational and utility functions. Our products help ATV owners perform many of their utility needs. We estimate that approximately 75% of all the ATV's currently sold are for these utility functions. We offer a standard one-year warranty on all products except snow plows, on which we offer a limited lifetime warranty.

        Seven manufacturers dominate the ATV industry. We manufacture accessories for all of the major manufacturer's ATV models.

        We manufacture our products from high-quality parts produced by local metal fabricators and metal stampers, with final assembly and packaging performed at our headquarters. The following lists the major ATV accessory products and their proportion of total sales of the ATV accessory segment for the year ended September 30, 2001, which approximates 85% of total company segment sales: (a) Blades:
71%, (b) Mowers: 8%, (c) Winches and Winch Mounting Kits: 6%, (d) Tillage Equipment: 3%, (e) Sprayers: 3%, (f) Spreaders: 1%. "Other" products comprise the remaining 8% of our sales.

        Our major ATV accessory products include:

Blades.

        We manufacture four sizes of steel straight blades which include a 42", 48", 60" and 72" models. We also offer a 52" State Plow, a
Power "V" blade and a 60" plastic blade. Standard blade configuration features a universal manual lift or a universal electric lift. The blades can also be lifted with a winch.

Winches and Winch Mounts.

        We offer a complete line of electric winches and winch mounts to fit all ATV models. Models include 1,500 and 2,000 pound capacity winches.

Mowers.

        We offer two mowing systems, the "Quicksilver 54 Finish Cut" mower and the "Rough Cut" mower. The Quicksilver 54 is a 54" finish cut mower that can be mounted to the front of an ATV or towed behind any tractor or ATV. It is powered by a 10.5 horsepower engine by Briggs & Stratton. The Rough Cut is a 48" mower that is designed to cut thick weeds and overgrown brush. It's powered by a 12.5 horsepower engine by Briggs & Stratton and is pulled behind the ATV. The Rough Cut offers an offset hitch, which allows mowing to the left, right or directly behind the ATV.

Tillage Equipment.

        We manufacture a three-point hitch that transforms the ATV into a small working tractor. The three-point hitch is designed to fit on most four-wheel drive ATVs. The hitch is effective because it locks in the rear suspension and has built-in float to provide the smooth operation of attached implements. The three-point hitch meets engineering standards for zero category hitches. The hitch design allows the use of implements such as cultivators, moldboard plow, disc harrow, furrower, rake, one row planter and a rear blade. We manufacture and sell all of these implements.

Sprayers.

        We offer two styles of sprayers. The first is rack-mounted on the ATV and the other is trailer mounted. Rack- mounted sprayers are offered in both 15 and 25-gallon sizes. There are three different models of rear-mounted sprayers available depending on spraying needs: Econo Spot, Deluxe and Ag-Commercial. Trailer mounted sprayers are offered in 25 and 55 gallon sizes. Both the rack-mounted sprayers and the trailer-mounted sprayers can be purchased with either a 43" or 120" spray boom.

Spreaders.

        We offer a 100-pound capacity hopper for front or rear mounting. This product is used for spreading everything from fertilizer to seed.

Other.

        Additionally, we offer a wide array of products such as tire chains, rack boxes, CV boot guards, spotlights, trailers, gun racks and bed lift kits for select utility vehicles. We also recently entered the lawn & garden market, and are currently working with several OEM's to design a new line of accessories for small tractors. We are also pursuing retail outlets as markets for these products as well. The response that we have experienced suggests that this market will expand at an accelerated rate. Sales of these products began in the third quarter of fiscal 2001 and we believe that this market will represent sales increases in excess of $1 million annually for the next three years.

        Wheel Covers
        ------------

        We are a leading producer of injection-molded plastic specialty vehicle wheel covers for vehicles such as golf cars, riding lawn mowers and light duty trailers. This segment represents approximately 15% of our total segment sales. Wheel cover products include 6", 8" and 10" sizes offered in a variety of color options in both hot-stamped or metalized options.


PRODUCT DEVELOPMENT

        We have remained competitive and grown over the past years by designing and marketing new products continually. We employ an experienced staff of three product design professionals that work with CAD/CAM technology in the design of new products. This R&D group serves two primary functions: product retrofitting and new product design. Retrofitting of existing products accounts for roughly 50 percent of the engineers' time. Management considers the engineering group a critical factor to the company's future and current success.

        New products introduced in 2000 included: the Light Force plastic snow blade, Grablight, Quicksilver 54 mower, front and rear steel mesh baskets and a new rear drop steel mesh basket. New products introduced in 2001 included: the Work Power 1500 winch, universal 3 point frame, and a 72" heavy duty blade for utility vehicles. Management feels that adding new products for the ATV accessory market is a key to continued growth.

        There are no products presently being developed that will require a material investment of our resources.


PATENTS AND TRADEMARKS

	We maintain trademarks for all of our product names. In addition, we maintain patents for wheel covers, 3-point hitches, Snowmobile Chariot, rack utility boxes, work power lift system, rub block on work power lift, grablight and the 5th wheel trailer.


SUPPLIERS

	During the year ended September 30, 2001, we purchased approximately $4,839,000 of goods from Simonsen Iron Works, Inc., our largest supplier who does the majority of our ironworks. This represented approximately 63% of our raw goods purchases during that year. In order to reduce the possibility of any adverse consequence of this concentration, over the past two years we have begun using additional suppliers.


MARKETING - CHANNELS OF DISTRIBUTION:

        ATV Accessories:
        ----------------

Domestic Distribution

        We distribute our products domestically through 16 distributors that specialize in motorcycle and ATV accessories. These distributors are either regional or national. We believe that virtually every ATV dealer in the United States is served by at least
two of these distributors.   Because of this overlap we believe that
we would experience a minimal decline in sales if any one of our distributors decided to stop selling our products. Most of these distributors have been customers of Cycle Country since we first began selling ATV accessories. Our most recent distributor was added approximately four years ago.

        During the year ended September 30, 2001, Domestic accessory sales represent approximately 93% of our total ATV Accessory sales. For 2001, our largest distributor accounted for 22% of our domestic accessory sales and our five largest distributors accounted for 74% of our domestic accessory sales.

        We are currently negotiating with lawn & garden equipment manufacturers regarding the development of a product line similar to the one offered for the ATV market. We are also working with national retail outlets for potential distribution.

International Distribution

        We are rapidly expanding our international distributor network. There are currently 19 distributors that sell our products in 35 countries. This department is in its 5th year of existence and has provided us with a profitable expansion of the ATV Accessory segment of business. We were recognized as the Iowa Small Business Exporter of the year in 1997 and received the Governor's Export Award in that same year.

        International accessory sales represent approximately 7% of our total ATV Accessory sales. We believe that the international market will be a significant contributor to our long-term sales growth.

        Wheel Covers:
        -------------

        We market wheel covers to virtually all golf car manufacturers. We estimate we provide approximately 90% of all wheel covers sold to these golf car manufacturers. Sales to these golf car OEMs are made directly by our sales force.

        We also market our wheel covers to golf courses and golf car dealers through an extensive network of golf equipment distributors. Management estimates that this distributor network allows us to achieve an 80% market share of the golf car after market wheel cover sales.

Sales and Promotion

        ATV Accessories:
        ----------------

        We employ a sales force of five people to market our ATV products. Our primary method of penetrating the market of ATV dealers is to leverage the sales work to the representatives employed by our distributors. These representatives call on every ATV dealer in the United States and each of the 35 countries represented by our distributors. We view our job as educating these representatives so they can effectively sell our product line.

        Each year we produce a catalog of our entire product line and make a new video that demonstrates the applicability of our products.

Distributors are allowed unlimited quantities of these sales tools. Sales programs such as an early order program that allows for a discount off of distributor price and an annual rebate incentive based on achievement of predefined sales targets are utilized to promote the product line throughout the year.

        Our representatives exhibit at several international trade shows each year in conjunction with our distributors. These representatives also travel to each of our domestic distributors each year to demonstrate new products and address concerns that may arise. In addition, we attend the Dealernews International Powersports Dealer Expo to demonstrate our new products to our distributors as well as ATV dealers.

        Golf Market:
        ------------

        The primary means we use to sell our wheel covers is to attend semi-annual golf industry trade shows and produce a brochure for distribution to interested parties. Distributor representatives assist in after market sales.

Advertising

        We advertise our ATV Accessories in national trade magazines, professionally developed videos, annual catalog, magazine and television advertising campaigns. Additionally we have an Internet site located at: www.cyclecountry.com.


COMPETITION

        We are one of the largest ATV accessory manufacturers in the world. Management estimates that we maintain a 50% market share in the domestic ATV accessories market, with the next largest manufacturer, Cambridge Metal and Plastics having an estimated 20% share of the domestic market. Management also estimates that we control approximately 50% of the international ATV market in the countries in which we distribute. Additionally, management estimates that we control 90% market share of the OEM golf car hubcap market and 80% of the golf car aftermarket.

        As with any industry we are faced with competition. However, due to our aggressive marketing and innovative product line, we maintain the largest market share in the ATV Utility Accessory Market as well as the wheel cover market. With our recent entry into the lawn & garden market, our goal is to achieve a leading market share in that market.

        However, the markets for all of our products are competitive. We expect the markets for our products to become even more competitive if and when more companies enter them and offer competition in price, support, additional value added services, and quality, among other factors.

EMPLOYEES

        As of September 30, 2001, we have 65 full-time employees, including 39 in production, 5 in sales, 4 in administration, 10 general office, 4 in research and development and 3 drivers. We presently have no labor union contract between us and any union and we do not anticipate unionization of our personnel in the foreseeable future. We believe our relationship with our employees is good.
From time to time, we hire part time employees, ranging from a minimum of 1 to a maximum of 6.


Item 2.  DESCRIPTION OF PROPERTIES

        Our principal office facility is a modern 78,000 square foot facility located at 2188 Highway 86, Milford, Iowa, which is located on 10 acres at the intersection of two major highways which allows for easy entry and exit for truck traffic. This property is zoned light industrial and will support an additional 74,000 square foot building expansion. We own this facility and it is used as collateral for our Bank Midwest loan. Additionally, we lease one storage building in Sioux Rapids, Iowa, which is 35 miles from our principal facility on a month to month lease at $500.00 per month.


Item 3.  LEGAL PROCEEDINGS

	At times we are involved in lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of our products. As of the date of this filing, we are not a party to any material legal proceedings, other than two product liability cases, both of which involve a failed winch switch. We currently carry two million dollars of product liability insurance. Our attorneys for each case have informed us that they do not anticipate any judgment exceeding our insurance coverage.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

       (a) The Company consummated an initial public offering of its Common Stock, par value $0.0001 per share pursuant to a registration statement declared effective by the Commission on November 28, 2001, File No. 333-68570 ("Registration Statement").

       (b) As of December 20, 2001 there were approximately 150 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

        The following is a discussion of our results of operations and our liquidity and capital resources. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Risks Associated With Forward Looking statements". The following should be read in conjunction with our Financial Statements and the related Notes included elsewhere in this filing.

Overview

	Cycle Country Accessories Corp. (a Nevada corporation) was incorporated in the state of Nevada on August 15, 2001 as a C corporation. The initial capitalization consisted of 3,625,000 shares of common stock. On August 21, 2001, we entered into an agreement to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation) for $4,500,000 in cash and 1,375,000 shares of our common stock. Cycle Country Accessories Corp. (an Iowa corporation) was originally incorporated on August 8, 1983 and is headquartered in Milford, Iowa. Since both Companies are under common control by virtue of majority ownership and common management by the same three individuals, this transaction was accounted for in a manner similar to a pooling of interests. We used the proceeds from a $4,500,000 term note (the "Note") entered into with a commercial lender to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation). The Note is collateralized by all of the Companies assets, is payable in monthly installments from September 2001 to July 2006, which includes principal and interest at prime + 0.75% (6.75% at September 30, 2001), with a final payment upon maturity on July 25, 2006. The variable interest rate can never exceed 9% or be lower than 6%. The monthly payment is $90,155 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of any of the 2,000,000 outstanding warrants shall be applied to any outstanding balance on the Note. At September 30, 2001, $4,440,512 was outstanding on the Note.

	On August 21, 2001, Cycle Country Accessories Corp. (an Iowa corporation) acquired its operating facility, which consisted of land and building with a fair value of $1,500,000, from certain stockholders. The consideration given was comprised of $300,000 in cash and 390,000 shares of common stock of Cycle Country Accessories Corp. (a Nevada corporation). On August 14, 2001, Cycle Country Accessories Corp. (an Iowa corporation) merged with Okoboji Industries Corporation. Since both Companies were owned and managed by the same three individuals, this transaction was also accounted for in a manner similar to a pooling of interests.

	As a result of the transactions described above, we are the Successor Company to the business activities of the aforementioned companies.

	We are the one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, wheel covers and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat and Bombardier. We design, engineer and assemble all accessory products at our headquarters and subcontract the manufacturer of many original equipment components.

	We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long term relationships with ATV manufacturers and distributors. We have sold our products to 16 distributors in the United States for the past 20 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 19 international distributors distributing our products to 35 countries.

        Additionally, we are the largest manufacturer of golf car hubcaps in the world. We estimate that we maintain 90% of the Original Equipment Manufacturer hubcap business. We have always sold directly to golf car manufactures and we believe that we have an excellent distribution network that reaches the after market throughout the United States, Europe and Asia.

Results of Operations - Year ended September 30, 2001 vs Year ended September 30, 2000

        OVERALL. Revenues for the year ended September 30, 2001 increased $534,355, or 4.2%, to $13,313,826 from $12,779,471 for the year ended September 30, 2000.  Cost of goods sold  increased
$119,381, or 1.3%, to $9,257,543 for the year ended September 30, 2001 from $9,138,162 for fiscal 2000. Additionally, gross profit as a percentage of revenue was 30.5% for the year ended September 30, 2001 compared to 28.5% for fiscal 2000. The increase in gross margin during fiscal 2001 of 2% is mainly attributable to an increase in unit sales volume of our most profitable product, Snowplow Blades, as well as operational labor efficiencies in our Plastic Wheel Cover segment and a slight decrease of manufacturing overhead costs as a percentage of sales (8.3% of sales in fiscal 2001 versus 8.4% of sales in fiscal 2000). Selling, general and administrative expenses increased $332,510 or 12.6%, to $2,978,841 for the year ended September 30, 2001 from $2,646,331 for fiscal 2000. The increase in operating expenses is primarily a result of additional spending of approximately $79,000 in professional fees, approximately $67,000 in advertising and promotions, approximately $89,000 in sales & marketing rebates, approximately $38,000 in insurance, approximately $25,000 in travel costs, approximately $21,000 each in vehicle repairs and depreciation, and approximately $15,000 in research and development costs coupled with a decrease of approximately $18,000 in freight costs and $15,000 in building rent. Non-operating income increased $15,401, or 59.7%, to $41,199 for the year ended September 30, 2001, from $25,798 for fiscal 2000. The increase is primarily due to increases of approximately $10,000 of interest income, approximately $32,000 of consulting income earned and approximately $34,000 of interest expense coupled with a decrease of approximately $14,000 in royalty income and approximately $10,000 in gains on sale of equipment during the year ended September 30, 2001 and the write-off of an investment of the Company of approximately $28,000 during fiscal 2000.

	BUSINESS SEGMENTS As more fully described in Note 17 to the Consolidated Financial Statements, the Company operates two reportable business segments: ATV Accessories and Plastic Wheel Covers. The gross margins are vastly different in our two reportable business segments due to the fact that we assemble our ATV Accessories (i.e. we outsource the ironworks to our main product supplier) and are vertically integrated in our Plastic Wheel Cover segment.

	ATV ACCESSORIES Revenues for the year ended September 30, 2001 increased $569,725, or 5.2%, to $11,592,047 from $11,022,322 for the year ended September 30, 2000. The increase is attributable to an increase in unit volume of our Snowplow Blades.

	Cost of goods sold increased $136,887, or 1.8%, to $7,901,782 for the year ended September 30, 2001 from $7,764,895 for fiscal 2000. The increase is due to an increase in material costs during fiscal 2001 as compared to fiscal 2000. Gross profit as a percent of revenues was 31.8% for fiscal 2001 compared to 29.6% for the corresponding period in 2000. The increase in gross profit for the year ended September 30, 2001 was attributable to the increase in unit sales volume of our most profitable product, the Snowplow Blade as discussed above.

	PLASTIC WHEEL COVERS Revenues for the year ended September 30, 2001 remained relatively constant, increasing $5,699, or 0.3%, to $1,984,006 from $1,978,307 for the year ended September 30, 2000.
The slight increase in revenue was attributable to changes in current market conditions. Our new product will address the needs of the new market.

	Cost of goods sold decreased $258,131, or 28.6%, to $644,026 for the year ended September 30, 2001 from $902,157 for fiscal 2000.
Gross profit as a percent of revenue was 67.5% for the year ended
September 30, 2001 compared to 54.4% for the corresponding period in fiscal 2000. The increase in gross profit for the year ended
September 30, 2001 was attributable to raw material price savings and labor efficiencies obtained in the production process.

	GEOGRAPHIC REVENUE During fiscal 2001, revenue in the United States increased $487,817, or 4.1%, to $12,476,848 from $11,989,031 for the year ended September 30, 2000. Revenue from other countries increased $46,538, or 5.9%, to $836,978 from $790,440 for the year ended September 30, 2000.

Results of Operations - Year ended September 30, 2000 vs Year ended September 30, 1999

 	OVERALL. Revenues for the year ended September 30, 2000 increased $1,309,969, or 11.4%, to $12,779,471 from $11,469,502 for the year ended September 30, 1999. Cost of goods sold increased $1,279,773, or 16.3%, to $9,138,162 for the year ended September 30,
2000 from $7,858,389 for the corresponding period in fiscal 1999. Gross profit as a percentage of revenue was 28.5% in fiscal 2000 compared to 31.5% in fiscal 1999. Selling, general and administrative expenses decreased $66,849, or 2.5%, to $2,646,331 for the year ended September 30, 2000, from $2,713,180 for the corresponding period in fiscal 1999. The decrease in operating expenses is primarily the result of decreases of approximately $82,000 in sales & marketing rebates, approximately $21,000 in freight costs, approximately $12,000 in advertising, and approximately $10,000 in salaries & related benefits coupled with increases of approximately $25,000 in office expense & shipping supplies, approximately $20,000 in fuel costs and approximately $10,000 in vehicle repairs. Non-operating income decreased $72,184, or 73.7%, to $25,798 for the year ended September 30, 2000, from $97,982 for the corresponding period in fiscal 1999. The decrease is primarily due to decreases of approximately $25,000 in royalty income, approximately $27,000 in truck lease income and approximately $28,000 for the write-off of an investment of the Company during fiscal 2000 coupled with an increase of approximately $7,000 from gains on sale of equipment during fiscal 2000.

	ATV ACCESSORIES Revenues for the year ended September 30, 2000 increased $1,286,799, or 13.2%, to $11,022,322 from $9,735,523 for the year ended September 30, 1999. The increase was largely attributable to an increase in unit volume of our Snowplow Blades which accounted for approximately $880,000 of the increase in revenue of the ATV Accessories segment. Approximately $340,000 of the increase in revenue was caused by the introduction of a new product, an Electric Blade Lift, during fiscal 2000. The remaining increase is attributable to a general increase in product sales during the fiscal year.

	Cost of goods sold increased $858,437, or 12.4%, to $7,764,895 for the year ended September 30, 2000 from $6,906,458 for the corresponding period in fiscal 1999. The increase is attributable to the increase in revenues during the same period. Gross profit as a percentage of revenue was 29.6% in fiscal 2000 compared to 29.1% in fiscal 1999. The increase in gross profit for fiscal 2000 was primarily due to raw material cost savings due to additional purchases during fiscal 2000.

	PLASTIC WHEEL COVERS Revenues for the year ended September 30, 2000 increased $142,703, or 7.7%, to $1,978,307 from $1,835,604 for the year ended September 30, 1999. The increase in revenue for the period was attributable to an increase in unit volume of plastic wheel covers sold.

	Cost of goods sold increased $239,288, or 36.1%, to $902,157 for the year ended September 30, 2000 from $662,869 for the corresponding period in fiscal 1999. The increase was attributable to the increase in revenue, a better allocation of manufacturing overhead between the ATV Accessories & Plastic Wheel Cover segments and additional work that needed to be performed on some plastic wheel covers during fiscal 2000. The additional work required during fiscal 2000 is not indicative of future costs and should not be a reoccurring cost in fiscal 2001. Gross profit as a percent of revenue was 54.4% in fiscal 2000 compared with 63.9% in fiscal 1999. The decrease in gross profit for fiscal 2000 was primarily due the increases in cost of goods sold as discussed above.

	GEOGRAPHIC REVENUE During fiscal 2000, revenue in the United States increased by $1,393,975, or 13.2%, to $11,989,031 for the year ended September 30, 2000 from $10,595,056 for the corresponding period in fiscal 1999. The increase in revenue is due to the large amount of snow received in the United States during fiscal 2000 which caused an increase in sales of Snow Plow Blades and other related equipment. Revenue from other countries decreased by $84,006 during fiscal 2000. The decrease in revenues is primarily due to fewer sales in the Central & South America region.

Liquidity and Capital Resources

 	Our primary source of liquidity has been cash generated by our operations.

        Cash and cash equivalents were $274,089 at September 30, 2001 compared to $368,797 as of September 30, 2000. Net working capital was $ 1,995,007 at September 30, 2001 compared to $2,989,420 at
September 30, 2000. Inventories decreased to $2,638,714 at September 30, 2001 from $2,791,317 at September 30, 2000.

        On August 21, 2001, under the terms of a secured credit agreement, the Company entered into a note payable for $4,500,000 (the "Note") with a commercial lender. The Note is collateralized by all of the Company's assets, is payable in monthly installments from September 2001 until July 2006, which includes principal and interest at prime + 0.75% (6.75% at September 30, 2001), with a final payment upon maturity on July 25, 2006. The variable interest rate can never exceed 9% or be lower than 6%. The monthly payment is $90,155 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Note or the Line of Credit described below. At September 30, 2001, $4,440,512 was outstanding on the Note.

        Under the terms of the secured credit agreement noted above, the Company has a Line of Credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 1.25% (7.25% at September 30, 2001) and is collateralized by all of the Company's assets. The Line of Credit matures on August 25, 2002. There are no outstanding borrowings under the Line of Credit at September 30, 2001.

       At September 30, 2000, we had a short-term note payable of $100,000 that has been subsequently repaid.

 	Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2001. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

Forward Looking Statements

        Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, competitive pricing pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, and the impact of marketing and cost-management programs.

Recent Accounting Pronouncements

	SFAS No. 141, "Business Combinations", establishes financial accounting and reporting standards for business combinations and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased

Enterprises". All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting.
Adoption of SFAS No. 141 is not expected to have a material effect on the Company, inasmuch as the Company has historically not participated in any business combinations.

	SFAS No. 142, "Goodwill and Other Intangible Assets", establishes financial accounting and reporting standards for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes standards as to how intangible assets that are acquired (but not acquired in a business combination) should be accounted for in financial statements upon their acquisition. In addition, SFAS No. 142 establishes standards how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of SFAS No. 142 is not expected to have a material effect on the Company, inasmuch as the Company has historically not had a material amount of intangible assets and no goodwill recorded in the financial statements.


Item 7.  FINANCIAL STATEMENTS

    	The Financial Statements are included with this report commencing on page F-1.


Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

   Our directors, executive officers and key employees are as follows:


Name                   Age      Position                    Director Since
----                   ---      --------                    --------------
Ron Hickman            51       President and Director            2001
Dave Davis             36       Chief Financial Officer            -
Dick Downing           51       Vice President of Engineering      -
Marie Matthieson       39       Vice President of Manufacturing    -
Ken Horner             54       Vice President of Marketing        -
Richard Wagner         75       Director                           2001
Jim Danbom             58       Director                           2001
L.G. Bob Hancher Jr.   48       Director                           2001
Richard J.Groeneweg    55       Director                           2001


Richard A. Wagner has served on various Boards throughout his career. Mr. Wagner retired as President-CEO of Beneficial Finance as well as serving on the Board of Directors. Mr. Wagner was employed by Beneficial Finance from 1948-1982. He acted as a consultant and was on the Board of First plus Financial from 1989 - 1996. Since 1996 Mr. Wagner currently has operated a consulting business in the financial field. Mr. Wagner will participate on the audit, compensation and operations committees of the board. Mr. Wagner is currently serving a two-year term, which will end in 2003.

Jim Danbom was our founder and served as our president from 1981 to 2001. Mr. Danbom will lead the Operations and Planning committees of the board. He has successfully created numerous businesses in his 25 year career. Having successfully created our products at Cycle Country, Mr. Danbom will now focus on acquisitions and new product development. Mr. Danbom is currently serving a three-year term which will end in 2004.

L.G. Bob Hancher Jr. has served as Chief Financial Officer of Commerce Street Venture Group since 2000. Mr. Hancher graduated from Iowa University in 1974. He served as Field Auditor and Territory Manager of Shell Oil Co from 1974 to 1978 and the Director of Marketing of Raynor Garage from 1978 to 1988. In 1993, Mr. Hancher co-founded, and is now a past President of International Sports Management, leaving in 2000 to co-found Commerce Street Venture Group. Mr. Hancher will participate on the compensation and audit committees of the board. Mr. Hancher is currently serving a three-year term, which will end in 2004.

Richard J. Groeneweg has served as the President of Residential Resources Inc. since 1991. Residential Resources is an asset-backed lender specializing in the area of Bond securitization and IPO and Pre-IPO work. Mr. Groeneweg, a native Iowan will participate on the audit and compensation and planning committees. Mr. Groeneweg is currently serving a two-year term, which will end in 2003.

Ron Hickman, who became our President on August 1, 2001, has been a CPA for 25 years, and was our accountant from our inception until he took a position as General Manager for us in 1996. Mr. Hickman will be on the Operations, and Planning committees of the company. Mr. Hickman is currently serving a three-year term, which will end in 2004.

Directors' Remuneration

        Our directors are presently not compensated for serving on the board of directors.

Executive Compensation

Employment Agreements

        We have entered into employment agreements with certain of our key executive as follows:

        We entered into an employment agreement with Ron Hickman, our President, effective August 1, 2001 for a period of five years under which we have hired him to continue as our President. The agreement calls for Mr. Hickman to receive an annual income of $150,000 per year plus a bonus equal to three percent (3%) of our net income before taxes. The agreement also provides for Mr. Hickman to receive standard benefits such as health insurance coverage, sick and vacation time and use of an automobile.

        We entered into an employment agreement with Jim Danbom, our former President, effective August 1, 2001 for a period of a minimum of three years under which we have hired him to continue as a consultant on an "as needed" basis. The agreement calls for Mr. Danbom to receive an annual income of $75,000 per year and to receive standard benefits such as health insurance coverage, sick and vacation time and use of an automobile.


Section 16(a) Beneficial Ownership Reporting Compliance

     	The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the fiscal years ended September 30, 2001, 2000 and 1999 to our Chief Executive Officer and our other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year.

Annual Compensation

                                                             Other          Restricted     Securities                   All
     Name and         Fiscal                                 Annual           Stock        Underlying     LTIP         Other
Principal Position     Year        Salary     Bonus       Compensation        Awards        Options      Payouts    Compensation
------------------    ------       ------     -----       ------------      ----------     ----------    -------    ------------

Ronald Hickman,
President             2001         104,808    30,000         500(F1)            0              0            0        6,469 (F2)
                      2000         100,000   130,500           0                0              0            0        5,958 (F3)
                      1999         100,000   130,500           0                0              0            0        5,946 (F4)

Jim Danbom,
Past President        2001         156,817      0              0                0              0            0        1,818 (F5)
                                   165,467      0              0                0              0            0        2,293 (F5)
                                   165,467      0              0                0              0            0        1,920 (F5)

<F1>
(1)	Christmas bonus.
<F2>
(2)	Comprised of $1,444 value of personal use of company auto
and $5,025 paid for health insurance.
<F3>
(3)	Comprised of $1,510 value of personal use of company auto
and $4,448 paid for health insurance.
<F4>
(4)	Comprised of $1,498 value of personal use of company auto
and $4,448 paid for health insurance.
<F5>
(5)	Comprised entirely of health insurance.



Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

        We have entered into employment agreements with certain of our key executive as follows:

        We entered into an employment agreement with Ron Hickman, our President, effective August 1, 2001 for a period of five years under which we have hired him to continue as our President. The agreement calls for Mr. Hickman to receive an annual income of $150,000 per year plus a bonus equal to three percent (3%) of our net income before taxes. The agreement also provides for Mr. Hickman to receive standard benefits such as health insurance coverage, sick and vacation time and use of an automobile.

        We entered into an employment agreement with Jim Danbom, our former President, effective August 1, 2001 for a period of a minimum of three years under which we have hired him to continue as a consultant on an "as needed" basis. The agreement calls for Mr. Danbom to receive an annual income of $75,000 per year and to receive standard benefits such as health insurance coverage, sick and vacation time and use of an automobile.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock,
(ii) each director, and (iii) all executive officers and directors as a group:


                                       Number of
Name and Address of                     Shares              Percent
Beneficial Owner                        Owned                Owned
----------------                        -----                -----


Ron Hickman                             272,500              7.52%
C/o Cycle Country Accessories Corp.
2188 Highway 86
Milford, Iowa 51351


Jim Danbom                              813,750             22.45%
106 Channel Court
Marco Island, FL 34145


Jan Danbom                              813,750             22.45%
106 Channel Court
Marco Island, FL 34145


Commerce Street Venture Group           381,250             10.52%
10401 North Meridian St., Suite 300
Indianapolis, IN 46290


Go Company, LLC                         381,250             10.52%
304 Lakeway Blvd.
Tool, TX 75413


Scenic Ventures, LLC                    250,000              6.90%
4562 Anderson Co. Rd. #404
Palestine, TX 75803

Magellan Capital Management, Inc.       250,000              6.90%
9940 Glenburr Court
Fishers, IN 46038



First Equity Partners, LLC              209,000              5.77%
614 East Commerce Street
Fairfield, TX75840



All Directors and Officersas a Group  1,087,750             30.00%
(8 Persons)

Item 12. CERTAIN TRANSACTIONS

		In August 2000, we entered into a $100,000 note payable agreement with Land Mark Leasing, Inc., which is wholly owned by stockholders of Cycle Country and is controlled by Jim Danbom, our former President. This note accrued interest at 6.6% and was repaid with interest within 90 days. During the year ended September 30, 2001 consulting fees of approximately $31,600 were paid to the Company by Land Mark Products, Inc., which is owned 10% by the stockholders of Cycle Country.

		We previously leased certain facilities from Jim Danbom, our former President and Jan Danbom, his wife under operating lease agreements, which obligated us for monthly lease payments of $25,320 per month through October 31, 2006 and $4,000 per month through September 30, 2004. We purchased the land and building that these leases pertained to on August 21, 2001.

                In May 1996, we entered into a $30,000 note receivable with a stockholder. This note accrued interest at 6.36% annually. As of September 30, 2000, there was an outstanding amount of $18,500 due under this note. All amounts due under this note were repaid during fiscal 2001.

                In August 1995, we entered into a $30,000 note receivable with a stockholder. This note accrued interest at 5.73% annually. As of September 30, 2000, there was an outstanding amount of $27,500 due under this note. All amounts due under this note were repaid during fiscal 2001.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
        No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                Signatures
                                ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2001.

                                    CYCLE COUNTRY ACCESSORIES CORP.

                                    By:     /s/ Ron Hickman
                                            ------------------------
                                             Ron Hickman
                                             Principal Executive Officer,
                                             President and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 31, 2001.

By:     /s/ Ron Hickman            Principal Executive Officer, President and
       ----------------            Director
        Ron Hickman


By:     /s/ Dave Davis             Principal Financial Officer and
       ---------------             Principal Accounting Officer
        Dave Davis


By:     /s/ Richard Wagner         Director
       -------------------
        Richard Wagner

By:     /s/ Jim Danbom             Director
       ------------------
        Jim Danbom

By:     /s/ L.G. Hancher Jr.       Director
       ---------------------
	L.G. Hancher Jr.

By:     /s/ Richard J. Groeneweg   Director
       -------------------------
	Richard J. Groeneweg

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                               Table of Contents
                               -----------------




Independent Auditors' Report................................. F-2


Consolidated Financial Statements:

    Consolidated Balance Sheet............................... F-3

    Consolidated Statements of Income........................ F-4

    Consolidated Statements of Stockholders' Equity.......... F-5

    Consolidated Statements of Cash Flows.................... F-6


Notes to Consolidated Financial Statements................... F-8

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors and Stockholders of Cycle Country Accessories Corp. and Subsidiary:


We have audited the accompanying consolidated balance sheet of Cycle Country Accessories Corp. and Subsidiary (the "Company") as of September 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiary as of September 30, 2001, and the results of their operations and their cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.



November 28, 2001
Orlando, Florida

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARY

                          Consolidated Balance Sheet

                             September 30, 2001




                        Assets                            2001
                        ------                            ----

Current assets:
        Cash and cash equivalents                       $   274,089
         Accounts receivable - trade, net                 1,058,283
        Inventories                                       2,638,714
        Taxes receivable                                    100,517
        Deferred income taxes                                83,843
        Prepaid expenses and other                           13,803
                                                        -----------

                Total current assets                      4,169,249

         Property, plant, and equipment, net              2,454,479
        Other assets                                         80,340
                                                        -----------

                Total assets                            $ 6,704,068
                                                        ===========


              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
        Accounts payable                                $ 1,058,571
        Accrued expenses                                    304,156
        Current portion of bank note payable                811,515
                                                         ----------

                Total current liabilities                 2,174,242

         Bank note payable, less current portion          3,628,997

        Deferred income taxes                                28,483
                                                         ----------

                Total liabilities                         5,831,722

Stockholders' equity:
        Common stock                                            363
        Additional paid-in capital                          994,641
        Accumulated deficit                                (122,658)
                                                         ----------

           Total stockholders' equity                       872,346

           Total liabilities and stockholders' equity   $ 6,704,068
                                                         ==========



See accompanying notes to the consolidated financial statements.

                   CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARY

                        Consolidated Statements of Income

                  For the years ended September 30, 2001 and 2000



                                                     2001                  2000
                                                     ----                  ----

Net sales                                         $13,204,449             12,675,699
Freight income                                        109,377                103,772
                                                  -----------             -----------

      Total revenue                                13,313,826              12,779,471

Cost of goods sold                                (9,257,543)             (9,138,162)
                                                  -----------             -----------

      Gross profit                                 4,056,283               3,641,309

 Selling, general and administrative expenses     (2,978,841)             (2,646,331)
                                                  -----------             -----------

      Income from operations                       1,077,442                 994,978

 Non-operating income, net                            41,199                  25,798
                                                  -----------             -----------

      Income before provision for income taxes     1,118,641               1,020,776

Income tax benefit                                    55,360                    -
                                                  -----------             -----------

      Net income                                  $1,174,001               1,020,776
                                                  ===========             ===========

Weighted average shares outstanding:

        Basic                                      3,625,000               3,625,000
        Diluted                                    4,025,000               4,025,000

Earnings per share:

        Basic                                     $     0.32                    0.28
        Diluted                                   $     0.29                    0.25




See accompanying notes to the consolidated financial statements.


                  CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARY

                  Consolidated Statements of Stockholders' Equity

                     Years ended September 30,2001 and 2000



                                         Common          Common
                                          stock           stock         Common
                                         (Cycle          (Cycle          stock         Additional
                                         Country-        Country-      (Okoboji         paid-in         Retained
                                          Iowa)           Nevada)      Industries)      capital         earnings         Total
                                         --------        --------      -----------     ----------      ----------     ----------

 Balances at September 30, 1999,
   as previously reported               $  5,600             -            20,000         14,116         3,700,449      3,740,165

Merger of Cycle Country-Iowa
   and Okoboji Industries                 20,000             -           (20,000)           -               -               -

 Issuance of 3,625,000 shares of
   common stock of Cycle Country-
   Nevada                                    -              363             -               -               -                363

Purchase of all outstanding
   common stock of Cycle
   Country-Iowa                          (25,600)            -              -           (14,116)       (4,460,284)    (4,500,000)
                                         --------        -------       ----------      ----------      -----------    -----------

 Balances at September 30, 1999,
   as restated                               -              363             -               -            (759,835)      (759,472)

Net income                                   -               -              -               -           1,020,776      1,020,776

Distributions paid as an
   S Corporation                             -               -              -               -            (517,000)      (517,000)
                                         --------        -------       ----------      ----------      -----------    -----------

 Balances at September 30, 2000              -              363             -               -            (256,059)      (255,696)

Net income                                   -               -              -               -           1,174,001      1,174,001

Distributions paid as an
   S Corporation                             -               -              -               -          (1,040,600)    (1,040,600)

Value assigned in acquisition of
   land and building                         -               -              -           994,641             -            994,641
                                         --------        -------       ----------      ----------      -----------    -----------

 Balances at September 30, 2001         $    -              363             -           994,641          (122,658)       872,346
                                         ========        =======       ==========      ==========      ===========    ===========


See accompanying notes to the consolidated financial statements.


                 CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                 For the years ended September 30, 2001 and 2000

                                                                          2001            2000
                                                                          ----            ----

Cash flows from operating activities:
        Net income                                                     $1,174,001        1,020,776
	Adjustments to reconcile net income to net cash
	  provided by operating activities:
                Depreciation                                              227,820          205,770
                Inventory reserve                                          45,000             -
                Provision for uncollectible accounts                       10,000             -
                Deferred income taxes                                     (55,360)            -
                Gain on sale of equipment                                    (974)         (10,761)
                Write-off of investment in Visionaire Corp.                  -              28,473
                Write-off of intangible asset                                -               4,111
		(Increase) decrease in assets:
                         Accounts receivable - trade, net                (290,616)          61,947
                        Inventories                                       107,603         (347,787)
                        Taxes receivable                                 (100,517)            -
                        Prepaid expenses and other                         29,701            6,228
                        Other assets                                       95,253          (27,254)
		Increase (decrease) in liabilities:
                        Accounts payable                                  428,519          (26,159)
                        Accrued expenses                                   42,706           27,596
                                                                        ---------          --------

                            Net cash provided by operating activities   1,713,136          942,940

Cash flows from investing activities:
         Purchase of property, plant, and equipment                      (696,335)        (345,356)
         Proceeds from sale of property, plant, and equipment              42,579           21,200
        Payments received on notes receivable                              46,000            2,500
        Purchase of investments                                              -             (25,000)
                                                                        ---------          --------

                       Net cash used in investing activities             (607,756)        (346,656)



See accompanying notes to the consolidated financial statements.



                   CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARY



                                                                     2001            2000
                                                                     ----            ----


Cash flows from financing activities:
        Payments on bank note payable                             $  (59,488)          -
        Proceeds from short-term note payable                           -            100,000
        Payments on short-term note payable                         (100,000)          -
        Distributions paid to stockholders as an S corporation    (1,040,600)       (517,000)
                                                                  -----------       ---------

                 Net cash used in financing activities            (1,200,088)       (417,000)

                 Net increase (decrease) in cash and cash
                   equivalents                                       (94,708)        179,284

Cash and cash equivalents - beginning of year                        368,797         189,513
                                                                  -----------       ---------

Cash and cash equivalents - end of year                           $  274,089         368,797
                                                                  ===========       =========

Supplemental disclosures of cash flow information:

	Cash paid during the year for:
                Interest                                          $   32,349           -
                                                                  ===========       =========

                Income taxes                                      $     -              -
                                                                  ===========       =========

Supplemental schedule of non-cash financing and investing activities:

	Non-cash transaction incurred during the year for:

            Purchase of all of the outstanding stock of
               Cycle Country-Iowa                                 $4,500,000           -
                                                                  ===========       =========

            Value assigned in acquisition of land and building    $  994,641           -
                                                                  ===========       =========



See accompanying notes to the consolidated financial statements.


                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements

                          September 30, 2001 and 2000


(1) Summary of Significant Accounting Policies
    ------------------------------------------

    (a) Reporting Entity and Principles of Consolidation
        ------------------------------------------------

        The consolidated financial statements include the accounts of Cycle Country Accessories Corp. (a Nevada corporation) ("Cycle Country (Nevada)") and its wholly-owned subsidiary, Cycle Country Accessories Corp. (an Iowa corporation) ("Cycle Country (Iowa)") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    (b) Nature of Business
        ------------------

        The Company is primarily engaged in the design, assembly, sale and distribution of accessories for all terrain vehicles ("ATVs") to various distributors, dealers and wholesalers throughout the United States of America, Canada, Mexico, South America, Europe, and the Pacific area. Additionally, the Company manufactures, sells, and distributes injection-molded plastic wheel covers for vehicles such as golf carts, lawn mowers, and light-duty trailers. The Company's headquarters and assembly plant are located in Milford, Iowa.

    (c) Revenue Recognition
        -------------------

        Revenue is recognized when the product is shipped to distributors, dealers, wholesalers, or other customers and risk of loss transfers to an unrelated third party. Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying consolidated statements of income. Royalty income earned in connection with the rights to sell a product developed by the Company is recognized as earned and included in non-operating income in the accompanying consolidated statements of income. Sales were recorded net of sales discounts of approximately $372,000 and $325,000 in fiscal 2001 and 2000, respectively.

    (d) Cost of Goods Sold
        ------------------

        The components of cost of goods sold in the accompanying consolidated statements of income include all direct materials and direct labor associated with the assembly and/or manufacturing of the Company's products. In addition, an allocation of factory overhead costs is included in cost of goods sold.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

    (e) Allowances
        ----------

        The Company provides appropriate provisions for uncollectible accounts and credit for returns based upon factors surrounding the credit risk and activity of specific customers, historical trends, and other information. In the opinion of management of the Company, no provision is deemed necessary for credit for returns at September 30, 2001. The provision for uncollectible accounts of $10,000 at September 30, 2001 reflects management's best estimate of future uncollectible accounts.

    (f) Use of Estimates
        ----------------

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (g) Cash and Cash Equivalents
        -------------------------

        The Company considers cash on hand, deposits in banks, and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

    (h) Inventories
        -----------

        Inventories are valued at the lower of cost or market.
        Cost is determined using the first-in, first-out method.

    (i) Property, Plant, and Equipment
        ------------------------------

        Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods. Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

    (j) Impairment of Long-Lived Assets
        -------------------------------

        The Company evaluates its long-lived assets for financial impairment as events or changes in circumstances indicate that the carrying value of a long-lived asset may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against their estimated undiscounted future cash flows.
        If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

    (k) Investment in Golden Rule (Bermuda) Ltd.
        ----------------------------------------

        The investment in Golden Rule (Bermuda) Ltd. stock is recorded at cost due to less than 20% ownership.

    (l) Investment in Visionaire Corp.
        ------------------------------

        The investment in Visionaire Corp. was accounted for under the cost method. During fiscal 2000, the Company's investment in Visionaire Corp., which was purchased during fiscal 1996, was deemed worthless by management and was written off.

    (m) Warranty Costs
        --------------

        Estimated future costs related to product warranties are accrued as products are sold based on prior experience and known current events and are included in accrued expenses in the accompanying consolidated balance sheets. Accrued warranty costs have historically been sufficient to cover actual costs incurred.

    (n) Income Taxes
        ------------

        Effective August 21, 2001, the Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

    (n) Income Taxes, Continued
        -----------------------

        Prior to August 21, 2001, Cycle Country had elected to be taxed under the provisions of Subchapter S of the Internal
        Revenue Code ("IRC"). Under these provisions, the stockholders reported their proportionate share of the Company's income on their individual tax returns. Therefore, no provision or liability for federal or state income taxes had been included in the consolidated financial statements prior to August 21, 2001.
        An S corporation may elect to use a fiscal tax year. However, due to this election, the Company must make "required payments" to reflect the estimated tax deferral the stockholders receive through the use of a fiscal tax year. The S corporation tax deposit represents the "required payments" paid by the Company to compensate the U.S. government for the taxes the stockholders would have paid had the Company used a calendar year-end. Effective August 21, 2001, the Company's S corporation tax status was terminated (see Note 2). When the Company's final S corporation tax return is filed, the Company will receive a refund of the "required payments" tax deposit of $100,517, which is classified as taxes receivable at September 30, 2001 in the accompanying consolidated balance sheet.

    (o) Distributor Rebate Payable
        --------------------------

        The Company offers an annual rebate program (the "Program") for its ATV accessory distributors. The Program provides for a 7% rebate on purchases of certain eligible products during the Program period if certain pre-determined cumulative purchase levels are obtained. The Program rebate is provided to the applicable distributors as a credit against future purchases of the Company's products. The Program rebate liability is calculated and recognized as eligible products are sold based upon factors surrounding the activity and prior experience of specific distributors and is included in accrued expenses in the accompanying consolidated balance sheets. The distributor rebate expense totaled approximately $456,000 and $366,000 in fiscal 2001 and 2000, respectively.

        The distributor rebate expense, which is currently included in selling, general, and administrative expenses in the accompanying consolidated financial statements, may be required to be reclassified as a reduction of sales once a final consensus regarding all of the issues outlined in EITF 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, have been issued by the Emerging Issues Task Force.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

    (p) Earnings Per Share
        ------------------

        Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

    (q) Advertising
        -----------

        Advertising consists primarily of television, videos, newspaper and magazine advertisements, product brochures and catalogs, and trade shows. All costs are expensed as incurred. Advertising expense totaled approximately
        $366,000 and $312,000 in fiscal 2001 and 2000, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

    (r) Research and Development Costs
        ------------------------------

        Research and development costs are expensed as incurred. Research and development costs incurred during fiscal
        2001 and 2000 totaled approximately $137,000 and $131,000, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

    (s) Shipping and Handling Costs
        ---------------------------

        Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs incurred totaled approximately $206,000 and $224,000 in fiscal 2001 and 2000, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

    (t) Concentration of Credit Risk
        ----------------------------

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. At various times throughout fiscal 2001 and 2000 and at September 30, 2001, cash balances held at some financial institutions were in excess of federally insured limits.

        Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

    (u) Seasonality and Weather
        -----------------------

        The ATV accessories market is seasonal as retail sales of snowplow equipment are generally higher in the fall and winter, and sales of farm and garden equipment are generally higher in the spring and summer. Accordingly, demand for the Company's snowplow equipment is generally higher in the fall and early winter (the Company's first and second fiscal quarters) as distributors and dealers build inventories in anticipation of the winter season, and demand for the Company's farm and garden and golf equipment is generally highest in the late winter and spring (the Company's second and third fiscal quarters) as distributors and dealers build inventories in anticipation of the spring season. Demand for snowplow, farm and garden and golf equipment is significantly affected by weather conditions. Unusually cold winters or hot summers increase demand for these aforementioned products. Mild winters and cool summers have the opposite effect.

    (v) Fair Value of Financial Instruments
        -----------------------------------

        The carrying amount of cash and cash equivalents, accounts receivable, taxes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The fair value of the bank note payable is assumed to approximate the recorded value because there have not been any significant changes in specific circumstances since the note was originally recorded.

    (w) Reclassifications
        -----------------

        Certain prior periods' balances have been reclassified to conform with the current year financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(2) Organization, Merger and Acquisitions of Common Stock of Cycle
    --------------------------------------------------------------
    Country (Iowa) and Operating Facility
    -------------------------------------

    Cycle Country (Iowa) was incorporated in the state of Iowa in 1983 and operated as a Subchapter S corporation until August 21, 2001. Okoboji Industries Corp. ("Okoboji Industries"), an entity owned and managed by the same individuals as Cycle Country (Iowa) (i.e. under common control), was incorporated in the state of Iowa in 1987 and operated as a Subchapter S corporation until August 14, 2001.

    On August 14, 2001, Cycle Country (Iowa) and Okoboji Industries merged. Okoboji Industries manufactured the plastic wheel covers for what is considered the Company's Plastic Wheel Cover segment (see Note 17). Since both Cycle Country (Iowa) and Okoboji Industries were entities under common control, this transaction has been accounted for in a manner similar to a pooling of interests.

    Cycle Country (Nevada) was incorporated in the state of Nevada on August 15, 2001 as a C corporation. On August 21, 2001, Cycle Country (Nevada) acquired all of the outstanding common stock of Cycle Country (Iowa) for $4,500,000 in cash and 1,375,000 shares of common stock of Cycle Country (Nevada). Since both Cycle Country (Nevada) and Cycle Country (Iowa) were under common control by virtue of majority ownership and common management by the same three individuals, this transaction has been accounted for in a manner similar to a pooling of interests. Prior to August 21, 2001, Cycle Country (Nevada) did not engage in any activities other than those incidental to its formation, acquiring debt financing and the pending acquisition of all of the outstanding common stock of Cycle Country (Iowa).

    Also on August 21, 2001, the Company acquired its operating facility, which consisted of land and building with an appraised value of $1,500,000, from certain stockholders. The operating facility was previously leased from those stockholders. The consideration given was comprised of $300,000 in cash and 390,000 shares of common stock of Cycle Country (Nevada). The land and building were recorded at their fair value of $1,500,000 which included leasehold improvements with a net book value of approximately $205,000 which were previously purchased and capitalized by Cycle Country (Iowa).

    As a result of the transactions described above, Cycle Country (Nevada) is the Successor Company to the business activities of Cycle Country (Iowa) and Okoboji Industries and, effective August 21, 2001, the S corporation tax status of Cycle Country (Iowa) was terminated. The financial statements presented include the accounts of Cycle Country (Nevada), Cycle Country (Iowa), and Okoboji Industries for both periods.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(3) Inventories
    -----------

    The major components of inventories at September 30, 2001 are summarized as follows:

    Raw materials                             $  1,122,365
    Work in progress                                23,020
    Finished goods                               1,493,329
                                              ------------
    Total inventories                         $  2,638,714
                                              ============



(4) Prepaid Expenses and Other
    --------------------------

    Prepaid expenses and other at September 30, 2001 consisted of the following:

    Prepaid insurance                          $     7,195
    Prepaid royalty                                  3,300
    Other                                            3,308
                                               -----------
        Total prepaid expenses and other       $    13,803
                                               ===========




(5) Other Assets
    ------------

    The major components of other assets at September 30, 2001 are summarized as follows:

    Prepaid royalty - long-term               $     55,340
    Investment in Golden Rule Bermuda, Ltd.         25,000
                                              ------------
        Total other assets                    $     80,340
                                              ============

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(6) Property, Plant, and Equipment
    ------------------------------

    Property, plant, and equipment, their estimated useful lives, and related accumulated depreciation at September 30, 2001 are summarized as follows:

                                     Range
                                      of
                                     lives
                                      in
                                     years
                                     -----

    Land                                -            $   380,000
    Building                           30              1,132,127
    Shop equipment                      7              1,172,656
    Tooling and dies                    7                636,471
    Vehicles                          3 - 7              599,750
    Office equipment                  3 - 7              401,424
                                                     ------------
                                                       4,322,428
    Less accumulated depreciation                     (1,958,955)
                                                     ------------
                                                       2,363,473
    Construction-in-process                               91,006
                                                     ------------
        Total property and equipment                 $ 2,454,479
                                                     ============

    During fiscal 2001, the Company acquired its operating facility which consisted of land and building from certain stockholders that was previously leased under operating leases (see Notes 2 and 15).


(7) Accrued Expenses
    ----------------

    The major components of accrued expenses at September 30, 2001 are summarized as follows:

        Distributor rebate payable                   $   168,026
        Accrued salaries and related benefits            100,511
        Accrued warranty expense                          32,000
        Accrued interest expense                           3,619
                                                     -----------

            Total accrued expenses                   $   304,156
                                                     ===========

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(8) Short-term Note Payable
    -----------------------

    During fiscal 2000, the Company entered into a $100,000 note payable agreement (the "Note") with Land Mark Leasing, Inc. (see Note 18). The Note was unsecured, bore interest at 6.6% and was due on demand. At September 30, 2000, $100,000 was outstanding on the Note. The Note was repaid during fiscal 2001 and at September 30, 2001, no amounts are outstanding under this Note.


(9) Bank Note Payable
    -----------------

    On August 21, 2001, under the terms of a secured credit agreement, the Company entered into a note payable for $4,500,000 (the "Note") with a commercial lender. The Note is collateralized by all of the Company's assets, is payable in monthly installments from September 2001 until July 2006, which includes principal and interest at prime + 0.75% (6.75% at September 30, 2001), with a final payment upon maturity on July 25, 2006. The variable interest rate can never exceed 9% or be lower than 6%. The monthly payment is $90,155 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants (see
    Note 11a) shall be applied to any outstanding balance on the Note or the Line of Credit described below. At September 30, 2001, $4,440,512 was outstanding on the Note.

    Under the terms of the secured credit agreement noted above, the Company has a Line of Credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 1.25% (7.25% at September 30, 2001) and is collateralized by all of the Company's assets. The Line of Credit matures on August 25, 2002. There are no outstanding borrowings under the Line of Credit at September 30, 2001.

    Future maturities of long-term debt are as follows:

             Year ending September 30,
             -------------------------

                      2002               $  811,515
                      2003                  863,288
                      2004                  923,396
                      2005                  987,690
                      2006                  854,623
                                         ----------
                                         $4,440,512
                                         ==========

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements

(9) Bank Note Payable, Continued
    ----------------------------

    In addition, the secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions.


(10)Income Taxes
    ------------

    During fiscal 2000 and for the period from October 1, 2000, to August 21, 2001, the Company had elected to be taxed as an S corporation (see Note 1n). Therefore, no provision or liability for federal or state income taxes has been included in the consolidated financial statements for fiscal 2000 and for the period October 1, 2000, to August 20, 2001. Effective August 21, 2001, the Company's S corporation tax status was terminated (see Note 2).

    The benefit for income taxes consists of the following:

        Current tax provision (benefit)
           Federal                                   $     -
           State                                           -
                                                     ---------
                                                           -
                                                     ---------

        Deferred tax benefit
           Federal                                    (44,085)
           State                                      (11,275)
                                                     ---------
                                                      (55,360)
                                                     ---------
           Total income tax benefit                  $(55,360)
                                                     =========

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(10)Income Taxes, Continued
    -----------------------

    Deferred tax assets and liabilities at September 30, 2001, are comprised of the following:

      Deferred tax assets:
         Inventory reserve                           $ 17,676
         Accrued vacation                              16,833
         Deferred profit                               15,084
         Accrued warranty                              12,570
         Accrued bonus                                 11,784
         Net operating loss                             5,968
         Allowance for uncollectible accounts           3,928
                                                     ---------
           Total deferred assets                       83,843
                                                     ---------
      Deferred tax liability:
         Depreciation                                 (28,483)
                                                     ---------
           Net deferred tax asset                    $ 55,360
                                                     =========


    These amounts are included in the accompanying consolidated balance sheet at September 30, 2001 under the following captions:

      Current assets                                 $ 83,843
      Non-current liabilities                         (28,483)
                                                     ---------
           Net deferred tax asset                    $ 55,360
                                                     =========


    No valuation allowance has been provided for these deferred tax assets at September 30, 2001 as full realization of these assets is more likely than not.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(10)Income Taxes, Continued
    -----------------------

    A reconciliation of the income tax benefit computed by applying the federal statutory rate is as follows:


      Federal statutory tax                   $ 380,338      34.0%
      Tax on income earned as S corporation    (392,201)    (35.1)
      State and local income taxes, net of
         federal tax benefit                      3,475       0.3
      Nondeductible expenses                        968       0.1
      Cumulative prior year deferred tax
         liability                              (47,940)     (4.3)
                                              ----------    -------
            Total income tax benefit          $ (55,360)     (5.0)%
                                              ==========    =======


(11)Stockholders' Equity
    --------------------

    (a) Common Stock
        ------------

        The Company has 100,000,000 shares of $0.0001 par value common stock authorized and 3,625,000 shares issued and outstanding at September 30, 2001. Of the 3,625,000 shares of common stock outstanding, 2,000,000 of these shares of common stock have warrants attached which entitles the holder to purchase one share of common stock per warrant beginning 120 days following the effectiveness of a registration statement and ending August 21, 2004.
        The Company has the right, under certain circumstances, to redeem any unexercised warrants at $0.0001 per share. Cycle Country (Nevada) was organized and incorporated during fiscal 2001 as further described in Note 2; therefore, no common stock of the Nevada corporation was authorized, issued or outstanding at September 30, 2000.

    (b) Preferred Stock
        ---------------

        The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at September 30, 2001. The Board of
        Directors is authorized to adopt resolutions providing for the issuance of preferred shares and the establishment of preferences and rights pertaining to the shares being issued, including dividend rates. Cycle County (Nevada) was organized and incorporated during fiscal 2001 as further described in Note 2; therefore, no preferred stock of the Nevada corporation was authorized, issued or outstanding at September 30, 2000.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(11)Stockholders' Equity
    --------------------

        In the event of any dissolution or liquidation of the Company, whether voluntary or involuntary, the holders of shares of preferred stock shall be paid the full amounts of which they shall be entitled to receive before any holders of common stock shall be entitled to receive, pro rata, any remaining assets of the Company available for distribution to its stockholders.


(12)Earnings Per Share
    ------------------

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended September 30, 2001 and 2000:

                                 For the year ended September 30, 2001
                                 -------------------------------------

                                Income            Shares        Per-share
                              (numerator)     (denominator)      amount
                              -----------     -------------     ---------

Basic EPS
Income available to common
  stockholders                $1,174,001        3,625,000       $    0.32

Effect of Dilutive Securities
Warrants                          -               400,000            -
                              ----------        ---------       ---------

Diluted EPS
Income available to common
  stockholders                $1,174,001        4,025,000       $    0.29
                              ==========        =========       =========

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(12)Earnings Per Share, Continued
    -----------------------------

                                 For the year ended September 30, 2001
                                 -------------------------------------

                                Income            Shares        Per-share
                              (numerator)     (denominator)      amount
                              -----------     -------------     ---------

Basic EPS
Income available to common
  stockholders                $1,020,776        3,625,000       $    0.28

Effect of Dilutive Securities
Warrants                          -               400,000            -
                              ----------        ---------       ---------

Diluted EPS
Income available to common
  stockholders                $1,020,776        4,025,000       $    0.25
                              ==========        =========       =========






(13)Non-Operating Income
    --------------------

    Non-operating income for the years ended September 30, 2001 and 2000 consisted of the following:

                                         2001          2000
                                         ----          ----
       Income:
        Interest                      $32,204        $22,133
        Consulting fees                31,559           -
        Royalties                       9,670         23,450
        Gain on sale of equipment         974         10,761
        Truck lease                      -             1,516
        Other                           1,530          1,238
                                      -------        -------
           Total income                75,937         59,098
                                      -------        -------

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(13)Non-Operating Income, Continued
    -------------------------------


       Expense:
         Interest                            (34,738)     (1,230)
         Write-off of investment in
            Visionaire Corp.                    -         (28,473)
         Other                                  -          (3,597)
                                             --------     --------
            Total expense                    (34,738)     (33,300)
                                             --------     --------

            Total non-operating income, net  $41,199       25,798


(14)Pension and Profit Sharing Plan
    -------------------------------

    The Company has a qualified defined contribution profit sharing plan (the "Plan") covering all eligible employees with a specific period of service. The contribution is discretionary with the Board of Directors. The total contribution to the Plan by the Company for the year ended September 30, 2000 was $55,000 and no contribution was made during fiscal 2001.


(15)Operating Leases
    ----------------

    Cycle Country had committed to a non-cancelable operating lease on its operating facilities with rent of $25,320 per month which was to expire October 31, 2006. In addition, Okoboji Industries had committed to a non-cancelable operating lease on its operating facilities with rent of $4,000 per month which was to expire September 30, 2004. Total lease expense amounted to approximately $313,000 and $352,000 during fiscal 2001 and 2000, respectively.

    During fiscal 2001, the Company acquired the above-mentioned operating facilities and cancelled the remaining term of the operating leases (see Note 2). No penalties were incurred by the Company in connection with the cancellation of the operating leases relating to the acquired land and building.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(16)Business Concentrations
    -----------------------

    At September 30, 2001, customers with the three largest outstanding accounts receivable balances totaled approximately $635,000 or 59% of the gross accounts receivable. At September 30, 2001, the outstanding accounts receivable balances of customers that exceeded 10% of gross accounts receivable are as follows:

                                                 % of Gross
                               Accounts           Accounts
             Customer         Receivable         Receivable
             --------         ----------         ----------

                A             $257,900              24%
                B              255,200              24%
                C              122,200              11%

    Sales to the Company's three major customers, which exceeded 10% of net sales, accounted for approximately 16.9%, 15.0%, and 11.4% each of net sales in fiscal 2001, and approximately 18.7%, 15.1%, and 11.1% each of net sales in fiscal 2000.

    The Company believes it has adequate sources for the supply of raw materials and components for its production requirements.
    The Company's suppliers are located primarily in the state of Iowa. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers for critical components. During fiscal 2001 and 2000, the Company purchased approximately $4,839,000 and $4,554,000, respectively, of raw materials from one vendor, which represented approximately 63% and 61% of materials used in products sold during the respective years.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(17)Segment Information
    -------------------

    Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has two operating segments which assemble, manufacture, and sell a variety of products: ATV Accessories and Plastic Wheel Covers. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, and utility boxes. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts, lawnmowers, and light-duty trailers. The significant accounting policies of the operating segments are the same as those described in
    Note 1. Sales of snowplow blades comprised approximately 71% and 66% of ATV Accessories revenues in fiscal 2001 and 2000, respectively. Sales of snowplow blades comprised approximately 62% and 57% of the Company's consolidated total revenues in fiscal 2001 and 2000, respectively.

    The following is a summary of certain financial information related to the two segments:

                                             2001         2000
                                             ----         ----

        Total revenues by segment
        -------------------------
        ATV Accessories                  $11,592,047    11,022,322
        Plastic Wheel Covers               1,984,006     1,978,307
                                         ------------   -----------
          Total revenues by segment       13,576,053    13,000,629
        Freight income                       109,377       103,772
        Sales allowances                    (371,604)     (324,930)
                                         ------------   -----------
          Total combined revenue         $13,313,826    12,779,471
                                         ============   ===========

        Operating profit by segment
        ---------------------------
        ATV Accessories                  $ 3,690,265     3,257,427
        Plastic Wheel Covers               1,339,980     1,076,150
        Factory overhead                    (973,962)     (692,268)
        Selling, general, and
          administrative                  (2,978,841)   (2,646,331)
        Interest income (expense), net        (2,534)       20,903
        Other income (expense), net           43,733         4,895
        Income tax benefit                    55,360          -
                                         ------------   -----------
          Net income                     $ 1,174,001     1,020,776
                                         ============   ===========

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(17)Segment Information, Continued
    ------------------------------

                                            2001         2000
                                            ----         ----
        Identifiable assets
        -------------------
        ATV Accessories                  $4,585,656   3,602,845
        Plastic Wheel Covers                825,130     762,576
                                         ----------   ---------
          Total identifiable assets       5,410,786   4,365,421
        Corporate and other assets        1,293,281     870,385
                                         ----------   ---------
          Total assets                   $6,704,067   5,235,806
                                         ==========   =========

        Depreciation by segment
        -----------------------
        ATV Accessories                  $   65,775      54,244
        Plastic Wheel Covers                 92,578      80,782
        Corporate and other                  69,467      70,744
                                         ----------   ---------
          Total depreciation             $  227,820     205,770
                                         ==========   =========

       Capital expenditures by segment
        ATV Accessories                  $  857,385     119,928
        Plastic Wheel Covers                247,371     114,134
        Corporate and other                 586,220     111,294
                                         ----------     -------
          Total capital expenditures     $1,690,976     345,356
                                         ==========     =======

    The following is a summary of the Company's revenue in different geographic areas during the years ended September 30, 2001 and 2000:

                                       2001          2000
                                       ----          ----

        United States              $12,476,848     11,989,031
        Other countries                836,978        790,440
                                   -----------     ----------
          Total revenue            $13,313,826     12,779,471
                                   ===========     ==========

    As of September 30, 2001 and 2000, all of the Company's long-lived assets are located in the United States of America. During fiscal 2001 and 2000, ATV Accessories had sales to individual customers which exceeded 10% of total revenues as described in Note 16. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of total revenues during fiscal 2001 and 2000.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARY

                    Notes to Consolidated Financial Statements

(18)Related Party Transactions
    --------------------------

    The Company was owed $46,000 at September 30, 2000 on a note receivable by a stockholder of the Company. The note receivable was repaid to the Company during fiscal 2001.

    Land Mark Leasing, Inc., which the Company owed $100,000 at September 30, 2000 under a short-term note payable, is wholly owned by the stockholders of Cycle Country. The short-term note payable was repaid by the Company during fiscal 2001.

    During the year ended September 30, 2001, consulting fees of approximately $31,600 were paid to the Company by Land Mark
    Products, Inc. Land Mark Products, Inc. is owned 10% by the stockholders of Cycle Country.

    Through August 20, 2001, the Company leased certain facilities from two of its stockholders under operating lease agreements, which obligated the Company for monthly lease payments of $25,320 per month through October 31, 2006 and $4,000 per month through September 30, 2004 (see Note 15).


(19)Commitments and Contingencies
    -----------------------------

    (a) Letters of Credit
        -----------------

        Letters of credit are purchase guarantees that ensure the Company's payment to third parties in accordance with specified terms and conditions which amounted to approximately $186,200 as of September 30, 2001.

    (b) Legal Matters
        -------------

        The Company is a defendant in two claims relating to matters arising in the ordinary course of its business. Management believes these claims are insured and subject to varying deductibles. The amount of liability, if any, from the claims cannot be determined with certainty; however, management is of the opinion that the outcome of the claims will not have a material adverse impact on the consolidated financial position of the Company.

    (c) Registration Statement
        ----------------------

        On November 15, 2001, the Company filed a Registration Statement on Form SB-2 (Amendment No. 2) with the Securities and Exchange Commission ("SEC"). The Registration Statement was declared effective by the SEC on November 28, 2001, File No. 333-68570.