Form 10QSB
period 2001-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2002-02-14
CIK 1157758

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                -------------


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

               For the quarterly period ended December 31, 2001


                                      or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                      For the transition period from to

                                -------------


                       Commission file number: 333-68570


                        Cycle Country Accessories Corp.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                -------------



                   Nevada                          42-1523809
          (State of incorporation)    (I.R.S. Employer Identification No.)

                               2188 Highway 86
                              Milford, Iowa 51351
                  (Address of principal executive offices)


                Registrant's telephone number: (712) 338-2701

                               -------------


Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of February 4, 2002 was 3,698,250 and there were 121 stockholders of record.

Cycle Country Accessories Corp. Index to Form 10-QSB

Part 1   Financial Information                                            Page
                                                                          ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - December 31,2001............2


         Condensed Consolidated Statements of Income - Three Months Ended
         December 31, 2001 and 2000.........................................3


         Condensed Consolidated Statements of Cash Flows - Three Months
         Ended December 31, 2001 and 2000...................................4


         Notes to Condensed Consolidated Financial Statements...............5



Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................9


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K..................................12


Signatures.................................................................13

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiary
Condensed Consolidated Balance Sheet
December 31, 2001
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                $        572,980
   Accounts receivable, net                                        1,297,323
   Inventories                                                     2,288,986
   Taxes receivable                                                  100,517
   Deferred income taxes                                              83,843
   Prepaid expenses and other                                          8,410
                                                                -------------
            Total current assets                                   4,352,059
                                                                -------------

Property, plant, and equipment, net                                2,451,713

Other assets                                                          79,980
                                                                -------------
            Total assets                                     $     6,883,752
                                                                =============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                         $       587,405
    Accrued expenses                                                 623,768
    Income taxes payable                                             192,198
    Accrued interest payable                                           4,714
    Current portion of bank note payable                             840,977
                                                                -------------
           Total current liabilities                               2,249,062
                                                                -------------
Long-Term Liabilities:
    Bank note payable, less current portion                        3,392,167
    Deferred income taxes                                             28,483
                                                                -------------
             Total long-term liabilities                           3,420,650
                                                                -------------
                  Total liabilities                                5,669,712
                                                                -------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                     -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 3,698,250 shares issued and outstanding               370
    Additional paid-in capital                                       994,641
    Retained earnings                                                219,029
                                                                -------------
           Total stockholders' equity                              1,214,040
                                                                -------------
Total liabilities and stockholders' equity                   $     6,883,752
                                                                =============






See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiary
Condensed Consolidated Statements of Income
Three Months Ended December 31, 2001 and 2000
(Unaudited)
                                               2001             2000
                                          --------------    ------------
Revenues:
 Net sales                                $   5,038,219     $ 4,103,050
 Freight income                                  26,253          33,095
                                          --------------    ------------
       Total revenues                         5,064,472       4,136,145
                                          --------------    ------------
Cost of goods sold                           (3,526,021)     (2,866,540)
                                          --------------    ------------
       Gross profit                           1,538,451       1,269,605
                                          --------------    ------------
Selling, general, and administrative
   expenses                                    (944,674)       (775,782)
                                          --------------    ------------
      Income from operations                    593,777         493,823
                                          --------------    ------------
Other Income (Expense):
  Interest expense                              (64,068)           (452)
  Interest income                                 1,495           8,137
  Miscellaneous                                   2,681          31,838
                                          --------------    ------------
      Total other income (expense)              (59,892)         39,523
                                          --------------    ------------
      Income before provision for
         income taxes                           533,885         533,346
                                          --------------    ------------
Provision for income taxes as a
     C corporation                             (192,198)            -
                                          --------------    ------------
      Net income                          $     341,687     $   533,346
                                          ==============    ============
Weighted average shares outstanding:
   Basic                                      3,698,250       3,698,250
                                          ==============    ============
   Diluted                                    4,098,250       4,098,250
                                          ==============    ============
Earnings per share:
   Basic                                  $        0.09     $      0.14
                                          ==============    ============
   Diluted                                $        0.08     $      0.13
                                          ==============    ============

Pro forma net income data (1):
     Net income reported                                    $   533,346
     Provision for income taxes                                (192,005)
                                                            ------------
          Pro forma net income                              $   341,341
                                                            ============
Pro forma weighted average shares outstanding (1):
     Basic                                                    3,698,250
                                                            ============
     Diluted                                                  4,098,250
                                                            ============
Pro forma earnings per share (1):
     Basic                                                  $      0.09

                                                            ============
     Diluted                                                $      0.08
                                                            ============

(1) The pro forma reflects the effect of the transaction in which all of the outstanding stock of Cycle Country Accessories Corp. (an Iowa corporation) was purchased by Cycle Country Accessories Corp. (a
Nevada corporation), a C corporation. As a result, Cycle Country Accessories Corp. (an Iowa corporation) converted from an S corporation to a C corporation and a provision for income taxes has been included due to this conversion.

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiary
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2001 and 2000
(Unaudited)

                                               2001           2000
                                          --------------    -----------

Cash Flows from Operating Activities:
   Net income                             $     341,687     $  533,346
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                            64,203         52,611
         Inventory reserve                       18,000            -
         Gain on sale of equipment               (1,324)           -
         (Increase) decrease in assets:
            Accounts receivable, net           (239,040)      (349,018)
            Inventories                         331,728        284,783
            Prepaid expenses and other            5,760         26,681
         Increase (decrease) in liabilities:
            Accounts payable                   (471,166)       100,809
            Accrued expenses                    323,231        128,577
            Income taxes payable                192,198            -
            Accrued interest payable              1,095         (1,230)
                                          --------------    ------------
Net cash provided by operating activities       566,372        776,559
                                          --------------    ------------

Cash Flows from Investing Activities:
   Purchase of equipment                        (66,313)       (83,793)
   Proceeds from sale of equipment                6,200            -
   Payment received on notes receivable             -            1,000
                                          --------------    ------------
Net cash used in investing activities           (60,113)       (82,793)
                                          --------------    ------------

Cash Flows from Financing Activities:
   Payments on bank note payable               (207,368)           -
   Payments on short-term note payable              -         (100,000)
   Distributions paid to stockholders as
     an S corporation                               -         (205,600)
                                          --------------    ------------
Net cash used in financing activities          (207,368)      (305,600)
                                          --------------    ------------

Net increase in cash and cash equivalents       298,891        388,166

Cash and cash equivalents, beginning of
   period                                       274,089        368,797
                                          --------------    ------------

Cash and Cash Equivalents, end of
   period                                 $     572,980     $  756,963
                                          ==============    ============

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $      62,973     $    1,682
                                          ==============    ============

      Income taxes                        $         -       $      -
                                          ==============    ============






See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2001 and 2000
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2001 and 2000, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2001 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

In November 2001, the Emerging Issues Task Force released Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) (EITF 01-09). Upon adoption of EITF 01-09 on January 1, 2002, the Company will be required to classify certain payments to its customers as a reduction of sales. The Company currently classifies these payments as selling, general, and administrative expenses in its consolidated statements of income. Upon adoption of EITF 01-09, prior period amounts of $253,048 and $189,417 as of the three months ended December 31, 2001 and 2000, respectively, will be reclassified. Because adoption of EITF 01-09 will solely result in reclassification within the consolidated statements of income, there will be no impact on the Company's financial condition, operating income, or net income.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at December 31, 2001 are summarized as follows:

             Raw materials                              $   1,152,755
             Work in progress                                  28,086
             Finished goods                                 1,108,145
                                                        --------------
                Total inventories                       $   2,288,986
                                                        ==============

3.   Accrued Expenses:

The major components of accrued expenses at December 31, 2001 are summarized as follows:

             Distributor rebate payable                 $     421,073
             Accrued salaries and related benefits            154,186
             Accrued warranty expense                          32,000
             Royalties payable                                 16,509
                                                        --------------
                Total accrued expenses                  $     623,768
                                                        ==============

4.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

Cycle Country Accessories Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2001 and 2000
(Unaudited)


4.   Earnings Per Share, Continued:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2001 and 2000:


                                             For the three months ended December 31, 2001
                                             --------------------------------------------
						Income		Shares		Per-share
                                              (numerator)    (denominator)       amount
                                            ---------------  --------------   -------------
Basic EPS
Income available to common stockholders      $    341,687      3,698,250         $  0.09

Effect of Dilutive Securities
Warrants                                            -            400,000            -
                                            ---------------  --------------   -------------
Diluted EPS
Income available to common stockholders      $    341,687      4,098,250         $  0.08
                                            ===============  ==============   =============



                                             For the three months ended December 31, 2000
                                             --------------------------------------------
						Income		Shares		Per-share
                                              (numerator)    (denominator)       amount
                                            ---------------  --------------   -------------
Basic EPS
Income available to common stockholders      $    533,346      3,698,250         $  0.14

Effect of Dilutive Securities
Warrants                                              -          400,000            -
                                            ---------------  --------------   -------------
Diluted EPS
Income available to common stockholders      $    533,346      4,098,250         $  0.13
                                            ===============  ==============   =============



5.   Income Taxes:

The Company converted to a C corporation effective August 21, 2001. Prior to August 21, 2001, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the stockholders reported their proportionate share of the Company's income on their individual tax returns. Therefore, no provision or liability for federal or state income taxes has been included in the Condensed Consolidated Financial Statements prior to August 21, 2001.

Cycle Country Accessories Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2001 and 2000
(Unaudited)


6.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has two operating segments which assemble, manufacture, and sell a variety of products: ATV Accessories and Plastic Wheel Covers. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, and utility boxes. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts, lawnmowers, and light-duty trailers. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001. Sales of snowplow blades comprised approximately 81% and 79% of ATV Accessories revenues during the three months ended December 31, 2001 and 2000, respectively. In addition, sales of snowplow blades comprised approximately 76% and 73% of the Company's consolidated total revenues during the three months ended December 31, 2001 and 2000, respectively.

The following is a summary of certain financial information related to the two segments during the three months ended December 31, 2001 and 2000:



                                         2001              2000
                                     -------------    -------------
Total revenues by segment
  ATV Accessories                    $  4,786,312     $  3,798,821
     Plastic Wheel Covers                 423,122          417,624
                                     -------------    -------------
       Total revenues by segment        5,209,434        4,216,445
     Freight income                        26,254           33,095
     Sales allowances                    (171,216)        (113,395)
                                     -------------    -------------
          Total revenues             $  5,064,472     $  4,136,145
                                     =============    =============



Operating profit by segment
  ATV Accessories                    $  1,850,060     $  1,460,385
  Plastic Wheel Covers                    287,907          292,954
  Freight income                           26,254           33,095
  Sales allowances                       (171,216)        (113,395)
  Factory overhead                       (454,554)        (403,434)
  Selling, general, and administrative   (944,674)        (775,782)
     Interest income (expense), net       (62,573)           7,685
     Other income (expense), net            2,681           31,838
     Provision for income taxes          (192,198)             -
                                     -------------    -------------
          Net income                 $    341,687     $    533,346
                                     =============    =============

Cycle Country Accessories Corp. and Subsidiary
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2001 and 2000
(Unaudited)


6.   Segment Information, Continued:

The following is a summary of the Company's revenue in different geographic areas during the three months ended December 31, 2001 and 2000:

                                 2001                2000
                            --------------      --------------
United States of America    $    4,685,095      $    3,966,199
Other countries                    379,377             169,946
                            --------------      --------------
          Total revenue     $    5,064,472      $    4,136,145
                            ==============      ==============

As of December 31, 2001, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 19.5%, 16.9%, 13.2%, and 10.7% each of net revenues during the three months ended December 31, 2001, and approximately 16.9%, 16.7%, and 15.0% each of net revenues during the three months ended December 31, 2000. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of total revenues during the three months ended December 31, 2001 or 2000.

Impact of New Accounting Standards

As more fully described in Note 1 of the Notes to Condensed
Consolidated Financial Statements, on January 1, 2002, the Company is required to adopt EITF 01-09. For a discussion of the impact of this new accounting standard upon the Company, see Note 1.


Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results (in particular, statements under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations), contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited: competitive prices pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, and general economic, financial and business conditions.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our results of operations and our liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this filing. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" included elsewhere in this filing. Additional risk factors are also identified in our annual report to the Securities and Exchange Commission filed on Form 10-KSB and in other SEC filings.

OVERALL RESULTS OF OPERATIONS - Three Months Ended December 31, 2001 and 2000
-----------------------------------------------------------------------------

Revenues for the three months December 31, 2001 increased $928,327, or 22.4%, to $5,064,472 from $4,136,145 for the three months ended December 31, 2000. Cost of goods sold increased $659,481, or 23.0%, to $3,526,021 for the three months ended December 31, 2001 from $2,866,540 for the three months ended December 31, 2000. Additionally, gross profit as a percentage of revenue was 30.4% for the first quarter ended December 31, 2001 compared to 30.7% for the first quarter ended December 31, 2000. The increase in revenues during the first quarter ended December 31, 2001 is mainly attributable to an increase in unit sales volume of our mainstay product, Snowplow Blades, and our Winches. The slight decrease of 0.3% in gross profit is primarily the result of a price increase incurred in our ironworks, the main product component used in assembly, and the establishment of an obsolescence reserve for the Plastic Wheel Cover business segment. Both of these elements will be factored into the Company's product pricing structure in the fall of 2002. These increases were offset, somewhat, by a reduction in rent of approximately $56,000 that is included as part of the overhead expenses allocated to cost of goods sold.

Selling, general, and administrative expenses increased $168,892, or 21.8%, to $944,674 for the three months ended December 31, 2001 from $775,782 for the three months ended December 31, 2000. The increase in operating expenses is a result of additional spending of approximately $47,000 in salaries, commissions and other related benefits, approximately $64,000 in distributor rebates, increased advertising of approximately $31,000, approximately $32,000 in freight costs, and approximately $15,000 in office related expenses. The increases were offset by a reduction in rent expense of approximately $30,000 due to the Company acquiring its operating facility (which consisted of land and building) from certain stockholders that was previously leased under an operating lease during the fourth quarter of fiscal 2001.

Interest and miscellaneous income decreased approximately $35,800 from the first quarter of fiscal 2001 to the first quarter of 2002. The decrease is primarily due to a one-time consulting fee of approximately $31,600 that was earned during the first quarter of fiscal 2001 and approximately $6,600 reduction in interest income earned during the three months of fiscal 2002 versus the first three months of fiscal 2001. Interest expense increased $63,616 to $64,068 for the three months ended December 31, 2001 from $452 for the first three months ended December 31, 2000 due to the Company entering into a bank note payable for $4,500,000 in the fourth quarter of fiscal 2001. As compared to the first quarter of 2002, interest expense over the remaining quarters of fiscal 2002 should decrease slightly as the principal balance is continually reduced on the bank note and interest rates remain relatively low.

The provision for income taxes increased 100% to $192,198 for the first quarter ended December 31, 2001 from $0 for the first quarter ended December 31, 2000. The increase is due to the Company converting to a C corporation effective August 21, 2001. This conversion requires the Company to make the applicable federal and state income tax payments. Prior to August 21, 2001, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which requires the stockholders to report their proportionate share of the Company's income on their individual tax returns. Therefore, prior to August 21, 2001, no provision or liability for federal or state income taxes has been included in the Company's Condensed Consolidated Financial Statements.

We anticipate our revenues to continue at the current rate through much of the second quarter of fiscal 2002 with a decrease in the late second quarter and most of the third quarter of fiscal 2002 due to lack of demand for our main product, the Snowplow Blade. However, the seasonality of the ATV accessories market is continually being addressed with our increased sales and marketing efforts to our existing distributors, our focus on new distributors in untapped geographic locations, and expansion into new markets, such as lawn and garden. Selling, general and administrative expenses we foresee remaining consistent or decreasing slightly as a percent of revenues during the remainder of fiscal 2002 through increased usage of existing manufacturing capacity of our operating facility from increased production of new and existing products.


BUSINESS SEGMENTS
-----------------

As more fully described in Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this filing, the Company operates two reportable business segments: ATV Accessories and Plastic Wheel Covers. The gross margins are vastly different in our two reportable business segments due to the fact that we assemble our ATV accessories (i.e. we outsource the ironworks to our main product supplier) and we are vertically integrated in our Plastic Wheel Cover segment.

ATV ACCESSORIES - Three Months Ended December 31, 2001 and 2000
---------------------------------------------------------------

Revenues for the three months ended December 31, 2001 increased $987,491, or 26.0%, to $4,786,312 from $3,798,821 for the three months ended December 31, 2000. The increase is mainly attributable to an increase in unit volume of our Snowplow Blade and Winch/Winch Mount Kits as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the three months ended December 31, 2001 increased $597,816, or 25.6%, to $2,936,252 from $2,338,436 for the three months ended December 31, 2000. Gross profit as a percent of revenues was 38.7% for the three months ended December 31, 2001 compared to 38.4% for the corresponding period in fiscal 2001. The slight increase in gross profit for the three months ended December 31, 2001 as compared to the corresponding period in fiscal 2001was attributable to the increase in unit sales of our most profitable product, the Snowplow Blade, which was offset somewhat by increasing prices of raw materials during the quarter as discussed above (See OVERALL RESULTS OF OPERATIONS).

PLASTIC WHEEL COVERS - Three Months Ended December 31, 2001 and 2000
--------------------------------------------------------------------

Revenues for the three months ended December 31, 2001 remained relatively constant, increasing $5,498, or 1.3%, to $423,122 from $417,624 for the three months ended December 31, 2000. The small increase is attributable to changes in current market conditions.
Our new product and process will address the needs of the new market.

Cost of goods sold for the three months ended December 31, 2001 increased $10,545, or 8.5%, to $135,215 from $124,670 for the three months ended December 31, 2000. Gross profit as a percent of revenue was 68.0% for the three months ended December 31, 2001 compared to 70.1% for the corresponding period in fiscal 2001. The increase in cost of goods and the decrease in gross profit during the three months ended December 31, 2001 as compared to the corresponding period in fiscal 2001 were directly attributable to an increase in our inventory reserve for some potentially excess and/or obsolete plastic wheel covers and was offset, somewhat, with operational efficiencies. This potential excess/obsolescence is due to the development of new production methods and technology of a higher quality product that will position us well for the expanding golf cart industry.

GEOGRAPHIC REVENUE - Three Months Ended December 31, 2001 and 2000
------------------------------------------------------------------

During the three months ended December 31, 2001, revenue in the United States of America increased $718,896, or 18.1%, to $4,685,095 from $3,966,199 for the three months ended December 31, 2000. Revenue from other countries increased $209,431, or 123.2%, to $379,377 from $169,946 for the three months ended December 31, 2000. The increase during the three months ended December 31, 2001 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America and in other countries is due to an increase of sales in Canada.


Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by our operations.

At December 31, 2001, we had $572,980 in cash and cash equivalents, compared to $274,089 at September 30, 2001. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $2,102,990 at December 31, 2001 compared to $1,995,007 at September 30, 2001. The change in working capital is primarily due to the following: inventories decreased by $349,728, or 13.3%, to $2,288,986 at December 31, 2001 from $2,638,714 at
September 30, 2001 and accounts receivable increased by $239,040, or 22.6%, to $1,297,323 at December 31, 2001 from $1,058,283 at
September 30, 2001.

On August 21, 2001, under the terms of a secured credit agreement, the Company entered into a note payable for $4,500,000 (the "Note") with a commercial lender. The Note is collateralized by all of the Company's assets, is payable in monthly installments from September 2001 until July 2006, which included principal and interest at prime + 0.75% (6.0% at December 31, 2001), with a final payment upon maturity on July 25, 2006. The variable interest rate can never exceed 9% or be lower than 6%. The monthly payment is $90,155 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Note or the Line of Credit described below. At December 31, 2001, $4,233,144 was outstanding on the Note.

Under the terms of the secured credit agreement noted above, the Company has a Line of Credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 1.25% (6.0% at December 31, 2001), and is collateralized by all of the Company's assets. The Line of Credit matures August 25, 2002. There are no outstanding borrowings under the Line of Credit at December 31, 2001.

Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during the remainder of fiscal 2002. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its Line of Credit will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

Part II - Other Information


Item 1.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended December 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLE COUNTRY ACCESSORIES CORP.

Dated: February 12, 2002        By: /s/ Ronald C. Hickman
                                    ----------------------
                                     Ronald C. Hickman
                                     Principal Executive Officer,
                                     President and Director


Dated: February 12, 2002        By: /s/ David J. Davis
                                    ----------------------
                                     David J. Davis
                                     Principal Finance Officer and
                                     Principal Accounting Officer