Form 10QSB
period 2002-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2002-05-16
CIK 1157758

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                -------------


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

               For the quarterly period ended March 31, 2002


                                      or

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

                              -------------


Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --
--


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of May 13, 2002 was 3,698,250 and there were 306 stockholders of record.

Cycle Country Accessories Corp. Index to Form 10-QSB

Part 1   Financial Information                                      Page
                                                                    ----


Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - March 31, 2002........2


         Condensed Consolidated Statements of Income - Three Months
         and Six Months Ended March 31, 2002 and 2001.................3


         Condensed Consolidated Statements of Cash Flows - Six Months
         Ended March 31, 2002 and 2001 ...............................5


         Notes to Condensed Consolidated Financial Statements.........6



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................12


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K............................17


Signatures...........................................................18

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2002
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                              $    108,021
   Accounts receivable, net                                    899,579
   Inventories                                               3,099,033
   Taxes receivable                                            100,517
   Deferred income taxes                                        83,843
   Prepaid expenses and other                                  129,618
                                                          ------------
            Total current assets                             4,420,611
                                                          ------------

Property, plant, and equipment, net                          2,552,644

Intangible assets, net                                         260,478
Other assets                                                    79,220
                                                          ------------
                  Total assets                            $  7,312,953
                                                          ============


                  Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                      $    437,853
    Due to related parties                                     576,700
    Accrued expenses                                           561,710
    Bank line of credit                                        500,000
    Accrued interest payable                                     3,311
    Current portion of bank note payable                       854,003
                                                          ------------
           Total current liabilities                         2,933,577
                                                          ------------
Long-Term Liabilities:
    Bank note payable, less current portion                  3,173,791
    Deferred income taxes                                       28,483
                                                          ------------
             Total long-term liabilities                     3,202,274
                                                          ------------
                  Total liabilities                          6,135,851
                                                          ------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding               -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 3,698,250 shares issued and outstanding         370
    Additional paid-in capital                                 994,641
    Retained earnings                                          182,091
                                                          ------------
           Total stockholders' equity                        1,177,102
                                                          ------------
Total liabilities and stockholders' equity                $  7,312,953
                                                          ============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                       Three Months Ended March 31,
                                             2002         2001
                                           ----------   ---------
                                           (Unaudited)  (Unaudited)
Revenues:
 Net sales                              $   2,201,108   $ 3,469,801
 Freight income                                22,291        31,444
                                       --------------   -----------
       Total revenues                       2,223,399     3,501,245
                                       --------------   -----------
Cost of goods sold                         (1,516,030)   (2,429,338)
                                       --------------   -----------
       Gross profit                           707,369     1,071,907
                                       --------------   -----------
Selling, general, and administrative
   expenses                                  (717,142)     (683,265)
                                       --------------   -----------
      Income (loss) from operations            (9,773)      388,642
                                       --------------   -----------
Other Income (Expense):
  Interest expense                            (64,172)        -
  Interest income                               2,792        13,839
  Miscellaneous                                16,532        15,008
                                       --------------   -----------
      Total other income (expense)            (44,848)       28,847
                                       --------------   -----------
      Income (loss) before provision
         for income taxes                     (54,621)      417,489
                                       --------------   -----------
Provision for income taxes as a
     C corporation                             17,683         -
                                       --------------   -----------
      Net income (loss)                 $     (36,938)   $  417,489
                                       ==============   ===========
Weighted average shares outstanding:
   Basic                                    3,698,250     3,698,250
                                       ==============   ===========
   Diluted                                  3,856,938     4,098,250
                                       ==============   ===========
Earnings per share:
   Basic                                $      (0.01)    $     0.11
                                       ==============   ===========
   Diluted                              $      (0.01)    $     0.10
                                       ==============   ===========

Pro forma net income data (1):
     Net income reported                                 $  417,489
     Provision for income taxes                            (150,296)
                                                        -----------
          Pro forma net income                           $  267,193
                                                        ===========
Pro forma weighted average shares outstanding (1):
     Basic                                                3,698,250
                                                        ===========
     Diluted                                              4,098,250
                                                        ===========
Pro forma earnings per share (1):
     Basic                                               $     0.07
                                                        ===========
     Diluted                                             $     0.07
                                                        ===========

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

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                Six Months Ended March 31,
                                                 2002                2001
                                          --------------       --------------
                                           (Unaudited)            (Unaudited)
Revenues:
 Net sales                                $   6,986,279        $  7,383,434
 Freight income                                  48,544              64,539
                                          --------------       --------------
       Total revenues                         7,034,823           7,447,973
                                          --------------       --------------
Cost of goods sold                           (5,042,051)         (5,295,878)
                                          --------------       --------------
       Gross profit                           1,992,772           2,152,095
                                          --------------       --------------
Selling, general, and administrative
   expenses                                  (1,408,768)         (1,269,630)
                                          --------------       --------------
      Income from operations                    584,004             882,465
                                          --------------       --------------
Other Income (Expense):
  Interest expense                             (128,240)               (452)
  Interest income                                 4,287              21,976
  Miscellaneous                                  19,213              46,846
                                          --------------       --------------
      Total other income (expense)             (104,740)             68,370
                                          --------------       --------------
      Income before provision for
         income taxes                           479,264             950,835
                                          --------------       --------------
Provision for income taxes as a
     C corporation                             (174,515)               -
                                          --------------       --------------
      Net income                          $     304,749         $   950,835
                                          ==============       ==============
Weighted average shares outstanding:
   Basic                                      3,698,250           3,698,250
                                          ==============       ==============
   Diluted                                    3,982,839           4,098,250
                                          ==============       ==============
Earnings per share:
   Basic                                  $        0.08         $      0.26
                                          ==============       ==============
   Diluted                                $        0.08         $      0.23
                                          ==============       ==============

Pro forma net income data (1):
     Net income reported                                        $   950,835
     Provision for income taxes                                    (342,301)
                                                                -------------
          Pro forma net income                                  $   608,534
                                                                =============
Pro forma weighted average shares outstanding (1):
     Basic                                                        3,698,250
                                                                =============
     Diluted                                                      4,098,250
                                                                =============
Pro forma earnings per share (1):
     Basic                                                      $      0.16

                                                                =============
     Diluted                                                    $      0.15

                                                                =============

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

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Six Months Ended March 31,
                                               2002               2001
                                          --------------      ------------
                                           (Unaudited)        (Unaudited)

Cash Flows from Operating Activities:
   Net income                             $     304,749       $  950,835
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           133,062          112,047
         Amortization                             1,222            -
         Inventory reserve                       18,000            -
         Gain on sale of equipment              (17,010)          (8,778)
         (Increase) decrease in assets:
            Accounts receivable, net            158,704          (53,609)
            Inventories                        (331,254)         182,715
            Prepaid expenses and other          (54,688)         (20,127)
         Increase (decrease) in liabilities:
            Accounts payable                   (620,718)        (226,610)
            Accrued expenses                    261,173          231,518
            Accrued interest payable               (308)          (1,230)
                                          --------------       -----------
Net cash provided by (used in)
   operating activities                        (147,068)       1,166,761
                                          --------------       -----------

Cash Flows from Investing Activities:
   Purchase of equipment                       (116,103)        (194,033)
   Acquisition of net assets - subsidiary       (12,065)           -
   Proceeds from sale of equipment               21,886           22,079
   Payment received on notes receivable             -              1,000
                                          --------------       -----------
Net cash used in investing activities          (106,282)        (170,954)
                                          --------------       -----------

Cash Flows from Financing Activities:
   Payments on bank note payable               (412,718)           -
   Payments on short-term note payable              -           (100,000)
   Net borrowings from bank line of credit      500,000            -
   Distributions paid to stockholders as
     an S corporation                               -         (1,005,600)
                                          --------------      ------------
Net cash provided by (used in)
   financing activities                          87,282       (1,105,600)
                                          --------------      ------------

Net decrease in cash and cash equivalents      (166,068)        (109,793)

Cash and cash equivalents, beginning of
   period                                       274,089          368,797
                                          --------------      ------------

Cash and Cash Equivalents, end of
   period                                 $     108,021       $  259,004
                                          ==============      ============

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $     128,548       $    1,682
                                          ==============      ============

      Income taxes                        $     196,970       $      -
                                          ==============      ============

Supplemental schedule of non-cash
    investing and financing activities:

    Acquisition of net assets -
      subsidiary included in due to
      related parties                     $     516,700       $      -
                                          ==============      ============

    Increase in prepaid expenses -
      included in due to related parties  $      60,000       $      -
                                          ==============      ============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2002 and 2001
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2001 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

In November 2001, the Emerging Issues Task Force released Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) (EITF 01-09). Upon adoption of EITF 01-09 on January 1, 2002, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified these payments as selling, general, and administrative expenses in its consolidated statements of income. Upon adoption of EITF 01-09, $(38,896) and $98,213 as of the three months ended March 31, 2002 and 2001, respectively, and $214,152 and $287,630 as of the six months ended March 31, 2002 and 2001, respectively, were reclassified as a reduction (increase) in revenue. Because adoption of EITF 01-09 solely resulted in reclassification within the consolidated statements of income, there is no impact on the Company's financial condition, operating income, or net income.


2.	Acquisition of Assets

On March 11, 2002, the Company entered into an asset purchase agreement to purchase certain assets from Perf-form Products, Inc. ("Perf-form Products") for approximately $462,100 in cash and 22,500 shares of the Company's common stock for a total purchase price of approximately $528,800. The shares of the Company's common stock were valued at the market price on the date of acquisition. Perf-form Products manufactures, sells, and distributes premium oil filters and related products for the motorcycle and ATV industries. As a result of the acquisition, the Company expects to be able to provide Perf-form Products a much larger distribution channel through it's existing distributor network in the United States and abroad; thereby, allowing Perf-form Products to accelerate its growth.

The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets acquired at the date of acquisition. The acquisition resulted in goodwill of approximately $41,700;
however, as discussed in Note 3, this goodwill recorded will not be amortized as a result of SFAS No. 142 transition provisions.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

                  At March 11, 2002
             ---------------------------

             Inventory                                  $     147,065
             Property and equipment                           120,000
             Trademark                                        100,000
             Covenant not-to-compete agreement                 70,000
             Patent                                            50,000
                                                        -------------
                Total assets acquired                   $     487,065
                                                        =============

The results of operations of the acquired business have been included in the accompanying condensed consolidated financial statements from the date of acquisition.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2002 and 2001
(Unaudited)


3.	Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's March 11, 2002 acquisition (see Note 2) is not being amortized in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.

SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value.

The trademark has been deemed to have an indefinite life and as such will not be amortized. The covenant not-to-compete agreement is being amortized over its estimated useful life (5 years) and the patent is being amortized over its remaining useful life of 11 years.


4.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at March 31, 2002 are summarized as follows:

             Raw materials                              $   1,519,383
             Work in progress                                  46,651
             Finished goods                                 1,532,999
                                                        -------------
                Total inventories                       $   3,099,033
                                                        =============

5.   Accrued Expenses:

The major components of accrued expenses at March 31, 2002 are summarized as follows:

             Distributor rebate payable                 $     382,177
             Accrued salaries and related benefits            136,869
             Accrued warranty expense                          32,000
             Royalties payable                                 10,664
                                                        -------------
                Total accrued expenses                  $     561,710
                                                        =============


6.   Income Taxes:

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


7.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2002 and 2001
(Unaudited)


7.   Earnings Per Share, Continued:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and six months ended March 31, 2002 and 2001:





                               For the three months ended            For the six months ended
                                    March 31, 2002                      March 31, 2002
                            -------------------------------      -----------------------------
                              Income       Shares     Per-share     Income        Shares     Per-share
                            (numerator) (denominator)  amount     (Numerator) (denominator)   amount
                          ------------- ------------- ---------   ----------  -------------  ---------
Basic EPS
Income available to common
     stockholders          $  (36,938)    3,698,250   $ (0.01)    $ 304,749    3,698,250     $  0.08

Effect of Dilutive Securities
Warrants                         -          158,688       -             -        284,589          -
                          ------------- ------------- ---------   ----------  -------------  ---------
Diluted EPS
Income available to common
     stockholders          $  (36,938)    3,856,938   $ (0.01)    $ 304,749    3,982,839     $  0.08
                          ============= ============= =========   ==========  =============  =========




                               For the three months ended            For the six months ended
                                     March 31, 2001                        March 31, 2001
                         --------------------------------------   ----------------------------------
                           Income        Shares     Per-share      Income        Shares      Per- share
                         (numerator)  (denominator)   amount     (numerator)  (Denominator)   amount
                         ------------ ------------- ----------   -----------  -------------  -----------
Basic EPS
Income available to common
     stockholders         $ 417,849    3,698,250    $ 0.11       $ 950,835      3,698,250     $ 0.26

Effect of Dilutive Securities
Warrants (1)                  -          400,000       -               -          400,000        -
                         ------------ ------------- ----------   -----------  -------------  -----------
Diluted EPS
Income available to common
     stockholders         $ 417,849    4,098,250    $ 0.10       $ 950,835      4,098,250     $ 0.23
                         ============ ============= ==========   ===========  =============  ===========


(1) The calculation of the effect of dilutive securities assumes a value of $5.00 for each share of the Company's common stock until traded on the open market on February 11, 2002.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2002 and 2001
(Unaudited)


8.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has two operating segments which assemble, manufacture, and sell a variety of products: ATV
Accessories and Plastic Wheel Covers. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, and utility boxes. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts, lawnmowers, and light-duty trailers. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September
30, 2001. Sales of snowplow blades comprised approximately 51% and 72% of ATV Accessories revenues during the three months ended March 31, 2002 and 2001, respectively and approximately 76% and 78% of ATV Accessories revenues during the six months ended March 31, 2002 and 2001, respectively. In addition, sales of snowplow blades comprised approximately 36% and 62% of the Company's consolidated total revenues during the three months ended March 31, 2002 and 2001, respectively and approximately 66% and 69% of the Company's consolidated total revenues during the six months ended March 31, 2002 and 2001, respectively.

The following is a summary of certain financial information related to the two segments during the three months and six months ended
March 31, 2002 and 2001:


                                Three months ended March 31,      Six months ended March 31,

                                   2002                2001          2002             2001
                               -------------  ---------------    -------------  ------------
Total revenues by segment
  ATV Accessories               $ 1,569,733    $ 3,007,474        $ 6,102,997    $ 6,616,878
     Plastic Wheel Covers           671,155        530,327          1,094,277        947,951
                               -------------  ---------------    -------------  -------------
      Total revenues by segment   2,240,888      3,537,801          7,197,274      7,564,829
  Freight income                     22,290         31,444             48,544         64,539
  Sales allowances                  (39,779)       (68,000)          (210,995)      (181,395)
                               -------------  ---------------    -------------  -------------
      Total revenues            $ 2,223,399    $ 3,501,245        $ 7,034,823    $ 7,447,973
                               =============  ===============    =============  =============

Operating profit by segment
  ATV Accessories               $   655,421    $ 1,078,213        $ 2,252,433    $ 2,349,182
     Plastic Wheel Covers           477,284        418,996            765,191        711,950
     Freight income                  22,290         31,444             48,544         64,539
     Sales allowances               (39,779)       (68,000)          (210,995)      (181,395)
     Factory overhead              (407,847)      (388,746)          (862,401)      (792,180)
     Selling, general, and
       administrative              (717,142)      (683,265)        (1,408,768)    (1,269,631)
   Interest income (expense),net    (61,380)        14,161           (123,953)        21,846
     Other income (expense), net     16,532         14,686             19,213         46,524
     Provision for income taxes      17,683             -            (174,515)           -
                                ------------  --------------    --------------- --------------
          Net income (loss)     $   (36,938)   $   417,489        $   304,749    $   950,835
                                ============  ==============    =============== ==============


Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2002 and 2001
(Unaudited)


8.   Segment Information, Continued:

The following is a summary of the Company's revenue in different geographic areas during the three months and six months ended March 31, 2002 and 2001:

                            Three months ended March 31,     Six months ended March 31,
                             2002               2001            2002           2001
                          ------------     --------------   -------------  ----------
United States of America  $ 1,997,693      $ 3,285,860      $ 6,429,740    $ 7,062,642
Other countries               225,706          215,385          605,083        385,331
                          ------------     --------------   -------------  -----------
          Total revenue   $ 2,223,399      $ 3,501,245      $ 7,034,823    $ 7,447,973
                          ============     ==============   =============  ===========

As of March 31, 2002, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 24.3% of net revenues during the three months ended March 31, 2002, and approximately 19.9%, 13.5%, and 13.5% each of net revenues during the three months ended March 31, 2001. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of net revenues during the three months ended March 31, 2002 or 2001.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 19.8%, 15.1%, and 10% each of net revenues during the six months ended March 31, 2002, and approximately 18.6%, 15.6%, 13.1% and 11.2% each of net revenues during the six months ended March 31, 2001. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of net revenues during the six months ended March 31, 2002 or 2001.


9.   Contingencies:
     Legal Matters

The Company is involved in a claim relating to an allegation of patent infringement. The claim is in the preliminary phases. The amount of liability, if any, from the claim cannot be determined with certainty; however, management is of the opinion that the outcome will not have a material adverse effect on the consolidated financial position or operations of the Company.

10.  New Accounting Standards

As more fully described in Note 1 of the Notes to Condensed
Consolidated Financial Statements, on January 1, 2002, the Company was required to adopt EITF 01-09. For a discussion of the impact of this new accounting standard upon the Company, see Note 1.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.
SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002. Accordingly, adoption of these statements had no effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment and disposal of long-lived assets disposed of after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principals Board (APB) Opinion No. 30, and amends Accounting Research Bulletin (ARB) No. 51 to eliminate the exception to consolidation for a subsidiary. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The Company does not expect the adoption of this statement to have material effect on its financial statements.

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

OVERALL RESULTS OF OPERATIONS - Three Months Ended March 31, 2002 and
2001


Revenues for the three months March 31, 2002 decreased $1,277,846, or 36.5%, to $2,223,399 from $3,501,245 for the three months ended March 31, 2001. Cost of goods sold decreased $913,308, or 37.6%, to $1,516,030 for the three months ended March 31, 2002 from $2,429,338 for the three months ended March 31, 2001. Additionally, gross profit as a percentage of revenue was 31.8% for the second quarter ended March 31, 2002 compared to 30.6% for the second quarter ended March 31, 2001. The decrease in revenues during the second quarter ended March 31, 2002 is mainly attributable to a decrease in unit sales volume of our mainstay product, Snowplow Blades, as compared to the second quarter of fiscal 2001 which was caused, in part, by a milder winter and less precipitation this fiscal quarter than the same quarter of fiscal 2001 across the entire country. The second quarter of fiscal 2001 also had unusually high sales of blade products as our distributors ordered late in the quarter to achieve rebate program goals, which did not occur in the fiscal 2002 second quarter as the distributors achieved program goals earlier. When large orders occur at a season-end, such as occurred in the second quarter fiscal 2001, the inventory that is sold is considered to be for the following season. Although this effects the quarter sales, when a late season surge in orders does not occur it means less inventory must be moved at the retail level and leads to new orders early at the start of the following season. The decrease was also attributable to a later than usual start on our mower production and sales. The slight increase of 1.2% in gross profit is primarily the result of a lower rebate program expense in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. These decreases were offset, somewhat, by a reduction in rent of approximately $53,000 that is included as part of the overhead expenses allocated to cost of goods sold.

Selling, general, and administrative expenses increased $33,877, or 5.0%, to $717,142 for the three months ended March 31, 2002 from $683,265 for the three months ended March 31, 2001. Increases in operating expenses of approximately $17,000 in advertising, approximately $48,000 in legal and accounting costs, approximately $14,900 in research and development costs, and approximately $17,000 in office related expenses were offset by a reduction in insurance of approximately $12,000, and a reduction in rent expense of approximately $35,000 due to the Company acquiring its operating facility (which consisted of land and building) from certain stockholders that was previously leased under an operating lease during the fourth quarter of fiscal 2001.

Interest and miscellaneous income decreased approximately $9,500 from the second quarter of fiscal 2001 to the second quarter of 2002. The decrease is due to a reduction of $11,047 in interest income earned during the second quarter of fiscal 2002 versus the second quarter of fiscal 2001. Interest expense increased 100% to $64,172 for the three months ended March 31, 2002 from $0 for the first three months ended March 31, 2001 due to the Company entering into a bank note payable for $4,500,000 in the fourth quarter of fiscal 2001. As compared to the second quarter of 2002, interest expense over the remaining quarters of fiscal 2002 should decrease slightly as the principal balance is continually reduced on the bank note and interest rates remain relatively low.

The income tax benefit increased 100% to $17,683 for the second quarter ended March 31, 2002 from $0 for the second quarter ended March 31, 2001. The change is due to the Company converting to a C corporation effective August 21, 2001. This conversion requires the Company to make the applicable federal and state income tax payments. Prior to August 21, 2001, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which requires the stockholders to report their proportionate share of the Company's income on their individual tax returns. Therefore, prior to August 21, 2001, no provision or liability for federal or state income taxes has been included in the Company's Condensed Consolidated Financial Statements.

OVERALL RESULTS OF OPERATIONS - Six Months Ended March 31, 2002 and 2001


Revenues for the six months March 31, 2002 decreased $413,150, or 5.5%, to $7,034,823 from $7,447,973 for the six months ended March 31, 2001. Cost of goods sold decreased $253,827, or 4.8%, to $5,042,051 for the six months ended March 31, 2002 from $5,295,878 for the six months ended March 31, 2001. Additionally, gross profit as a percentage of revenue was 28.3% for the six months ended March 31, 2002 compared to 28.9% for the six months ended March 31, 2001. The decrease in revenues during the six months ended March 31, 2002 is mainly attributable to a decrease in unit sales volume of our mainstay product, Snowplow Blades, in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 which was caused, in part, by a milder winter and less precipitation this fiscal quarter than the same quarter of fiscal 2001 across the entire country. The second quarter of fiscal 2001 also had unusually high sales of blade products as our distributors ordered late in the quarter to achieve rebate program goals, which did not occur in the fiscal 2002 second quarter as the distributors achieved program goals earlier. When large orders occur at a season-end, such as occurred in the second quarter fiscal 2001, the inventory that is sold is considered to be for the following season. Although this effects the quarter sales, when a late season surge in orders does not occur it means less inventory must be moved at the retail level and leads to new orders early at the start of the following season. The decrease was also attributable to a later than usual start on our mower production and sales. The slight decrease of 0.6% in gross profit is primarily the result of the establishment of an obsolescence reserve for the Plastic Wheel Cover business segment and the mix of slightly more lower-profit products that made up the sales for the six months ended March 31, 2002 versus the six months ended March 31, 2001. These factors were offset, somewhat, by a reduction in rent of approximately $108,000 that is included as part of the overhead expenses allocated to cost of goods sold.

Selling, general, and administrative expenses increased $139,137, or 11.0%, to $1,408,768 for the six months ended March 31, 2002 from $1,269,630 for the six months ended March 31, 2001. The increase in operating expenses is a result of additional spending of approximately $52,000 in salaries, commissions and other related benefits, approximately $48,000 in increased advertising, approximately $50,000 in legal and accounting costs, and approximately $37,000 in office related expenses. The increases were offset by a reduction in rent expense of approximately $65,000 due to the Company acquiring its operating facility (which consisted of land and building) from certain stockholders that was previously leased under an operating lease during the fourth quarter of fiscal 2001.

Interest and miscellaneous income decreased approximately $45,320 from the first six months of fiscal 2001 to the first six months of fiscal 2002. The decrease is primarily due to a one-time consulting fee of approximately $31,600 that was earned during the first six months of fiscal 2001 and approximately $17,690 reduction in interest income earned during the first six months of fiscal 2002 versus the first six months of fiscal 2001. Interest expense increased $127,788 to $128,240 for the six months ended March 31, 2002 from $452 for the first six months ended March 31, 2001 due to the Company entering into a bank note payable for $4,500,000 in the fourth quarter of fiscal 2001. As compared to the first six months of 2002, interest expense over the remaining six months of fiscal 2002 should decrease slightly as the principal balance is continually reduced on the bank note and interest rates remain relatively low.

The provision for income taxes increased 100% to $174,515 for the six months ended March 31, 2002 from $0 for the six months ended March 31, 2001. The increase is due to the Company converting to a C corporation effective August 21, 2001. This conversion requires the Company to make the applicable federal and state income tax payments. Prior to August 21, 2001, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which requires the stockholders to report their proportionate share of the Company's income on their individual tax returns. Therefore, prior to August 21, 2001, no provision or liability for federal or state income taxes has been included in the Company's Condensed Consolidated Financial Statements.

We anticipate our revenues to increase during the third and fourth quarters of fiscal 2002 as product inventories within the network of distribution and market channels are relatively low, which historically leads to increased orders and sales activity. Other factors contributing to our projection of increased third and fourth quarter revenues include the successful development and incorporation of new products, re-engineering of our mainstay products, and the successful acquisition of Perf-Form and its premium oil products for motorcycles and ATV's. The seasonality of the ATV accessories market is a factor that we are continually addressing with increased sales and marketing efforts to our existing distributors, our focus on new distributors in untapped geographic locations, and expansion into new markets, such as lawn and garden. We also foresee selling, general and administrative expenses remaining consistent or decreasing slightly as a percent of revenues during the remainder of fiscal 2002 through increased usage of existing manufacturing capacity of our operating facility from increased production of new and existing products.

BUSINESS SEGMENTS

As more fully described in Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this filing, the Company operates two reportable business segments: ATV Accessories and Plastic Wheel Covers. The gross margins are vastly different in our two reportable business segments due to the fact that we assemble our ATV accessories (i.e. we outsource the ironworks to our main product supplier) and we are vertically integrated in our Plastic Wheel Cover segment.

ATV ACCESSORIES - Three Months Ended March 31, 2002 and 2001
Revenues for the three months ended March 31, 2002 decreased $1,437,741, or 47.8%, to $1,569,733 from $3,007,474 for the three months ended March 31, 2001. The decrease is mainly attributable to a decrease in unit volume of our Snowplow Blade and mowers as discussed above (See OVERALL RESULTS OF OPERATIONS).
Cost of goods sold for the three months ended March 31, 2002 decreased $1,014,949, or 52.6%, to $914,312 from $1,929,261 for the three months ended March 31, 2001. Gross profit as a percent of revenues was 41.8% for the three months ended March 31, 2002 compared to 35.9% for the corresponding period in fiscal 2001. The increase in gross profit for the three months ended March 31, 2002 as compared to the corresponding period in fiscal 2001was attributable to a lower rebate program expense as discussed above (See OVERALL RESULTS OF OPERATIONS).

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2002 and 2001 Revenues for the three months ended March 31, 2002 increased $140,828, or 26.5%, to $671,155 from $530,327 for the three months ended March 31, 2001. The increase is attributable to changes in current market conditions. Our new product and process will address the needs of the new market.
Cost of goods sold for the three months ended March 31, 2002 increased $82,540, or 74.1%, to $193,871 from $111,331 for the three months ended March 31, 2001. Gross profit as a percent of revenue was 71.1% for the three months ended March 31, 2002 compared to 79.0% for the corresponding period in fiscal 2001. The increase in cost of goods and the decrease in gross profit during the three months ended March 31, 2002 as compared to the corresponding period in fiscal 2001 were directly attributable to an increase in direct labor and factory overhead caused by increased market demands and changes in production methods. The development of new production methods and technology of a higher quality product will position us well for the expanding golf cart industry.

GEOGRAPHIC REVENUE - Three Months Ended March 31, 2002 and 2001 During the three months ended March 31, 2002, revenue in the United States of America decreased $1,288,167, or 39.2%, to $1,997,693 from $3,285,860 for the three months ended March 31, 2001. Revenue from other countries increased $10,321, or 4.8%, to $225,706 from $215,385
for the three months ended March 31, 2001.   The decrease during the
three months ended March 31, 2002 in U.S. revenue is due to a general decrease across all regions previously serviced in the United States of America, as discussed previously (See OVERALL RESULTS OF OPERATIONS). The increase during the three months ended March 31, 2002 in revenue from other countries is due to an increase of sales in Canada.

ATV ACCESSORIES - Six Months Ended March 31, 2002 and 2001
Revenues for the six months ended March 31, 2002 decreased $513,881, or 7.8%, to $6,102,997 from $6,616,878 for the six months ended March 31, 2001. The decrease is mainly attributable to a decrease in unit volume of our Snowplow Blade and our mowers as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the six months ended March 31, 2002 decreased $417,132, or 9.8%, to $3,850,564 from $4,267,696 for the six months ended March 31, 2001. Gross profit as a percent of revenues was 36.9% for the six months ended March 31, 2002 compared to 35.5% for the corresponding period in fiscal 2001. The slight increase in gross profit for the six months ended March 31, 2002 as compared to the corresponding period in fiscal 2001was attributable to a decrease in our rebate program expense, which was offset somewhat by changes in the mix of products sold as discussed above (See OVERALL RESULTS OF OPERATIONS).

PLASTIC WHEEL COVERS - Six Months Ended March 31, 2002 and 2001 Revenues for the six months ended March 31, 2002 increased $146,326, or 15.4%, to $1,094,277 from $947,951 for the six months ended March 31, 2001. The increase is attributable to changes in current market conditions. Our new product and process will address the needs of the new market.

Cost of goods sold for the six months ended March 31, 2002 increased $93,085, or 39.4%, to $329,086 from $236,001 for the six months ended
March 31, 2001. Gross profit as a percent of revenue was 69.9% for the six months ended March 31, 2002 compared to 75.1% for the corresponding period in fiscal 2001. The increase in cost of goods and the decrease in gross profit during the six months ended March 31, 2002 as compared to the corresponding period in fiscal 2001 were directly attributable to an increase in our inventory reserve for some potentially excess and/or obsolete plastic wheel covers and was offset, somewhat, with operational efficiencies. This potential excess/obsolescence is due to the development of new production methods and technology of a higher quality product that will position us well for the expanding golf cart industry.

GEOGRAPHIC REVENUE - Six Months Ended March 31, 2002 and 2001
During the six months ended March 31, 2002, revenue in the United States of America decreased $632,902, or 9.0%, to $6,429,740 from $7,062,642 for the six months ended March 31, 2001. Revenue from other countries increased $219,752, or 57.0%, to $605,083 from
$385,331 for the six months ended March 31, 2001.   The decrease
during the six months ended March 31, 2002 in U.S. revenue is due to a general decrease across all regions previously serviced in the United States of America, as discussed previously (See OVERALL RESULTS OF OPERATIONS). The increase during the six months ended March 31, 2002 in revenue from other countries is due to an increase of sales in Canada and Europe.



Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

At March 31, 2002, we had $108,021 in cash and cash equivalents, compared to $274,089 at September 30, 2001. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $1,487,034 at March 31, 2002 compared to $1,995,007 at September 30, 2001. The change in working capital is primarily due to the following: inventories increased by $460,319, or 17.4%, to $3,099,033 at March 31, 2002 from $2,638,714 at September
30, 2001, accounts receivable decreased by $158,704, or 15.0%, to $899,579 at March 31, 2002 from $1,058,283 at September 30, 2001, accounts payable decreased by $620,718, or 58.6%, to $437,853 at March 31, 2002 from $1,058,571 at September 30, 2001 and the bank line of credit increased 100% to $500,000 at March 31, 2002 from $0 at September 30, 2001.

On August 21, 2001, under the terms of a secured credit agreement, the Company entered into a note payable for $4,500,000 (the "Note") with a commercial lender. The Note is collateralized by all of the Company's assets, is payable in monthly installments from September 2001 until July 2006, which included principal and interest at prime + 0.75% (6.0% at March 31, 2002), with a final payment upon maturity on July 25, 2006. The variable interest rate can never exceed 9% or be lower than 6%. The monthly payment is $90,155 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Note or the Line of Credit described below. At March 31, 2002, $4,027,794 was outstanding on the Note.

Under the terms of the secured credit agreement noted above, the Company has a Line of Credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 1.25% (6.0% at March 31, 2002), and is collateralized by all of the Company's assets. The Line of Credit matures August 25, 2002. At March 31, 2002, $500,000 was outstanding on the Line of Credit.

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

Part II - Other Information


Item 1.   Legal Proceedings

The Company is involved in a claim relating to an allegation of a patent infringement. The claim is in the preliminary phases. The amount of liability, if any, from the claim cannot be determined with certainty; however, management is of the opinion that the outcome will not have a material adverse effect on the consolidated financial position or operations of the Company.


THERE ARE NO REPORTABLE EVENTS FOR ITEM 2 THROUGH ITEM 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

During the second quarter of 2002, the Company filed a report on Form 8-K dated February 20, 2002. The Form 8-K is attached and made a part of this 10-QSB for the quarterly period ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLE COUNTRY ACCESSORIES CORP.

Dated: May 15, 2002         By: /s/ Ronald C. Hickman
                                    ----------------------
                                     Ronald C. Hickman
                                     Principal Executive Officer,
                                     President and Director


Dated: May 15, 2002         By: /s/ David J. Davis
                                    ----------------------
                                     David J. Davis
                                     Principal Finance Officer and
                                     Principal Accounting Officer