Form 10QSB
period 2002-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2002-08-14
CIK 1157758

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                -------------


                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

               For the quarterly period ended June 30, 2002


                                      or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
                      For the transition period from ____ to ____



                     Commission file number: 333-68570
                                             ---------

                             Cycle Country Accessories Corp.
 ----------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)




                  Nevada                          42-1523809
   -------------------------------   ---------------------------------------
          (State of incorporation)    (I.R.S. Employer Identification No.)

                      2188 Highway 86, Milford, Iowa 51351
   -------------------------------------------------------------------------
                   (Address of principal executive offices)


                              (712) 338-2701
   -------------------------------------------------------------------------
                           (Issuer's telephone number)



   -------------------------------------------------------------------------
  (Former name, former address and formal fiscal year, if changed since last report)


Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 13, 2002 was 3,918,250 and there were 335 stockholders of record.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

Cycle Country Accessories Corp.
Index to Form 10-QSB

Part 1   Financial Information                                      Page
                                                                    ----


Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - June 30, 2002 ........2


         Condensed Consolidated Statements of Income - Three Months
         and Six Months Ended June 30, 2002 and 2001 .................3


         Condensed Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2002 and 2001 ................................5


         Notes to Condensed Consolidated Financial Statements.........7



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................13


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K............................18


Signatures...........................................................19

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2002
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                              $     87,723
   Accounts receivable, net                                    659,461
   Inventories                                               3,081,455
   Prepaid income taxes                                         57,161
   Deferred income taxes                                        83,843
   Prepaid expenses and other                                   56,817
                                                          ------------
            Total current assets                             4,026,460
                                                          ------------

Property, plant, and equipment, net                          2,597,135

Intangible assets, net                                         280,046
Other assets                                                    78,660
                                                          ------------
                  Total assets                            $  6,982,301
                                                          ============


                  Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                      $    524,842
    Accrued expenses                                           179,032
    Bank line of credit                                        500,000
    Accrued interest payable                                     3,306
    Due to related parties                                       2,761
    Current portion of bank note payable                       867,528
                                                          ------------
           Total current liabilities                         2,077,469
                                                          ------------
Long-Term Liabilities:
    Bank note payable, less current portion                  2,948,333
    Deferred income taxes                                       28,483
                                                          ------------
             Total long-term liabilities                     2,976,816
                                                          ------------
                  Total liabilities                          5,054,285
                                                          ------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding               -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 3,918,250 shares issued and outstanding         392
    Additional paid-in capital                               1,654,319
    Retained earnings                                          273,305
                                                          ------------
           Total stockholders' equity                        1,928,016
                                                          ------------
Total liabilities and stockholders' equity                $  6,982,301
                                                          ============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                       Three Months Ended June 30,
                                             2002         2001
                                           ----------   ---------
                                           (Unaudited)  (Unaudited)
Revenues:
 Net sales                              $   2,256,472   $ 2,222,460
 Freight income                                29,919        24,420
                                       --------------   -----------
       Total revenues                       2,286,391     2,246,880
                                       --------------   -----------
Cost of goods sold                         (1,488,600)   (1,635,450)
                                       --------------   -----------
       Gross profit                           797,791       611,430
                                       --------------   -----------
Selling, general, and administrative
   expenses                                  (600,447)     (552,789)
                                       --------------   -----------
      Income from operations                  197,344        58,641
                                       --------------   -----------
Other Income (Expense):
  Interest expense                            (64,741)        -
  Interest income                                 724         6,221
  Miscellaneous                                 6,101        (6,274)
                                       --------------   -----------
      Total other expense                     (57,916)          (53)
                                       --------------   -----------
      Income before provision
         for income taxes                     139,428        58,588
                                       --------------   -----------
Provision for income taxes as a
     C corporation                            (48,214)          -
                                       --------------   -----------
      Net income                  $            91,214   $    58,588
                                       ==============   ===========
Weighted average shares outstanding:
   Basic                                    3,704,019     3,698,250
                                       ==============   ===========
   Diluted                                  3,704,019     4,098,250
                                       ==============   ===========
Earnings per share:
   Basic                                $        0.03    $     0.02
                                       ==============   ===========
   Diluted                              $        0.03    $     0.01
                                       ==============   ===========

Pro forma net income data (1):
     Net income reported                                 $   58,588
     Provision for income taxes                             (31,199)
                                                        -----------
          Pro forma net income                           $   27,389
                                                        ===========
Pro forma weighted average shares outstanding (1):
     Basic                                                3,698,250
                                                        ===========
     Diluted                                              4,098,250
                                                        ===========
Pro forma earnings per share (1):
     Basic                                               $     0.01
                                                        ===========
     Diluted                                             $     0.01
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

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                Six Months Ended June 30,
                                                 2002                2001
                                          --------------       --------------
                                           (Unaudited)            (Unaudited)
Revenues:
 Net sales                                $   9,242,751        $  9,605,894
 Freight income                                  78,463              88,959
                                          --------------       --------------
       Total revenues                         9,321,214           9,694,853
                                          --------------       --------------
Cost of goods sold                           (6,530,651)         (6,931,328)
                                          --------------       --------------
       Gross profit                           2,790,563           2,763,525
                                          --------------       --------------
Selling, general, and administrative
   expenses                                  (2,009,215)         (1,822,419)
                                          --------------       --------------
      Income from operations                    781,348             941,106
                                          --------------       --------------
Other Income (Expense):
  Interest expense                             (192,981)               (452)
  Interest income                                 5,011              28,197
  Miscellaneous                                  25,314              40,572
                                          --------------       --------------
      Total other income (expense)             (162,656)             68,317
                                          --------------       --------------
      Income before provision for
         income taxes                           618,692            1,009,423
                                          --------------       --------------

Provision for income taxes as a
     C corporation                             (222,729)               -
                                          --------------       --------------
      Net income                          $     395,963         $  1,009,423
                                          ==============       ==============
Weighted average shares outstanding:
   Basic                                      3,700,255           3,698,250
                                          ==============       ==============
   Diluted                                    3,728,461           4,098,250
                                          ==============       ==============
Earnings per share:
   Basic                                  $        0.11         $      0.27
                                          ==============       ==============
   Diluted                                $        0.11         $      0.25
                                          ==============       ==============

Pro forma net income data (1):
     Net income reported                                        $ 1,009,423
     Provision for income taxes                                    (373,500)
                                                                -------------
          Pro forma net income                                  $   635,923
                                                                =============
Pro forma weighted average shares outstanding (1):
     Basic                                                        3,698,250
                                                                =============
     Diluted                                                      4,098,250
                                                                =============
Pro forma earnings per share (1):
     Basic                                                      $      0.17

                                                                =============
     Diluted                                                    $      0.16

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

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Six Months Ended June 30,
                                               2002               2001
                                          --------------      ------------
                                           (Unaudited)        (Unaudited)

Cash Flows from Operating Activities:
   Net income                             $     395,963      $ 1,009,423
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           209,221          166,379
         Amortization                             6,654            -
         Inventory reserve                       18,000            -
         Gain on sale of equipment              (17,010)           -
         (Increase) decrease in assets:
            Accounts receivable, net            398,822           23,435
            Inventories                        (310,176)         499,930
            Prepaid income taxes                (57,161)           -
            Taxes receivable                    100,517            -
            Prepaid expenses and other            8,673          (12,524)
         Increase (decrease) in liabilities:
            Accounts payable                   (533,729)        (116,561)
            Accrued expenses                    (57,005)        (144,328)
            Due to related party                  2,761            -
            Accrued interest payable               (313)           -
                                          --------------       -----------
Net cash provided by operating activities       165,217        1,425,754
                                          --------------       -----------

Cash Flows from Investing Activities:
   Purchase of equipment                       (236,753)        (240,698)
   Acquisition of net assets - subsidiary       (12,065)           -
   Proceeds from sale of equipment               21,886           22,079
   Payment received on notes receivable             -             46,000
                                          --------------       -----------
Net cash used in investing activities          (226,932)        (172,619)
                                          --------------       -----------

Cash Flows from Financing Activities:
   Payments on bank note payable               (624,651)           -
   Payments on short-term note payable              -           (100,000)
   Net borrowings from bank line of credit      500,000            -
   Distributions paid to stockholders as
     an S corporation                               -         (1,005,600)
                                          --------------      ------------
Net cash used in financing activities          (124,651)      (1,105,600)
                                          --------------      ------------

Net increase (decrease) in cash and
    cash equivalents                           (186,366)         147,535

Cash and cash equivalents, beginning of
   period                                       274,089          368,797
                                          --------------      ------------

Cash and Cash Equivalents, end of
   period                                 $      87,723       $  516,332
                                          ==============      ============


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                               Nine Months Ended June 30,
                                                2002            2001
                                          --------------      ------------
                                            (Unaudited)        (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $     193,294       $    1,682
                                          ==============      ============

      Income taxes                        $     279,890       $      -
                                          ==============      ============

Supplemental schedule of non-cash
    investing and financing activities:

    Acquisition of net assets -
      subsidiary included in due to
      related parties                     $     516,700       $      -
                                          ==============      ============

    Increase in prepaid expenses
      included in due to related parties  $      60,000       $      -
                                          ==============      ============

    Extinguishment of due to related
      parties through issuance of
      common stock                        $     566,700       $      -
                                          ==============      ============

    Issuance of common stock for
    payment of accrued bonus and
    employee compensation                 $      64,500       $      -
                                          ==============      ============

    Issuance of common stock for
    acquisition of net assets of
    Weekend Warrior                       $      28,500       $      -
                                          ==============      ============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2002 and 2001
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2001 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

In November 2001, the Emerging Issues Task Force released Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) (EITF 01-09). Upon adoption of EITF 01-09 on January 1, 2002, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified these payments as selling, general, and administrative expenses in its consolidated statements of income. Upon adoption of EITF 01-09, $12,121 and $21,953 as of the three months ended June 30, 2002 and 2001, respectively, and $226,273 and $309,583 as of the nine months ended June 30, 2002 and 2001, respectively, were reclassified as a reduction in revenue. Because adoption of EITF 01-09 solely resulted in reclassification within the consolidated statements of income, there is no impact on the Company's financial condition, operating income, or net income.


2.	Acquisition of Assets:

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

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2002 and 2001
(Unaudited)

2.	Acquisition of Assets, Continued:

On June 13, 2002, the Company entered into an asset purchase agreement to purchase certain assets from Weekend Warrior, Inc. ("Weekend Warrior") for 10,000 shares of the Company's common stock for a total purchase price of approximately $28,500. The shares of the Company's common stock were valued at the market price on the date of acquisition. Weekend Warrior manufactures, sells, and distributes a full line of heavy-duty agricultural equipment for the Lawn and Garden and ATV industries. As a result of the acquisition, the Company expects to be able to accelerate it's new product introductions for the Lawn & Garden industry.

The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets acquired at the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

                  At June 13, 2002
             ---------------------------

             Inventory                                  $       3,500
             Trademark                                          9,000
             Covenant not-to-compete agreement                  8,000
             Patent                                             8,000
                                                        -------------
                Total assets acquired                   $      28,500
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

The trademarks arising from the Company's March 11, 2002 and June 13, 2002 acquisitions (see Note 2) have been deemed to have an indefinite life and as such will not be amortized. The covenant not-to-compete agreements are being amortized over their estimated useful life (5 years for both) and the patents are being amortized over their remaining useful life of 11 years and 12 years, respectively.


4.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at June 30, 2002 are summarized as follows:

             Raw materials                              $   1,509,764
             Work in progress                                  72,743
             Finished goods                                 1,498,948
                                                        -------------
                Total inventories                       $   3,081,455
                                                        =============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2002 and 2001
(Unaudited)

5.   Accrued Expenses:

The major components of accrued expenses at June 30, 2002 are summarized as follows:

             Accrued salaries and related benefits      $     114,204
             Accrued warranty expense                          42,000
             Distributor rebate payable                        12,121
             Royalties payable                                 10,707
                                                        -------------
                Total accrued expenses                  $     179,032
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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended June 30, 2002 and 2001:





                               For the three months ended            For the nine months ended
                                    June 30, 2002                        June 30, 2002
                            -------------------------------      -----------------------------
                              Income       Shares     Per-share     Income        Shares     Per-share
                            (numerator) (denominator)  amount     (Numerator) (denominator)   amount
                          ------------- ------------- ---------   ----------  -------------  ---------
Basic EPS
Income available to common
     stockholders          $  91,214     3,704,019    $ 0.03       $ 395,963    3,700,255     $  0.11

Effect of Dilutive Securities
Warrants                         -           -           -             -           28,206          -
                          ------------- ------------- ---------   ----------  -------------  ---------
Diluted EPS
Income available to common
     stockholders          $  91,214     3,704,019    $ 0.03       $ 395,963    3,728,461     $  0.11
                          ============= ============= =========   ==========  =============  =========



Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2002 and 2001
(Unaudited)


7.   Earnings Per Share, Continued:


                               For the three months ended            For the nine months ended
                                     June 30,2001                        June 30, 2001
                         --------------------------------------   ----------------------------------
                           Income        Shares     Per-share      Income        Shares      Per- share
                         (numerator)  (denominator)   amount     (numerator)  (Denominator)   amount
                         ------------ ------------- ----------   -----------  -------------  -----------
Basic EPS
Income available to common
     stockholders         $ 58,588      3,698,250    $ 0.02       $ 1,009,423     3,698,250     $ 0.27

Effect of Dilutive Securities
Warrants (1)                  -           400,000       -               -           400,000        -
                         ------------ ------------- ----------   -----------  -------------  -----------
Diluted EPS
Income available to common
     stockholders         $ 58,588      4,098,250    $ 0.01       $ 1,009,423     4,098,250     $ 0.25
                         ============ ============= ==========    ===========  =============  ===========



(1) The calculation of the effect of dilutive securities assumes a value of $5.00 for each share of the Company's common stock until traded on the open market on February 11, 2002.


8.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has two operating segments which assemble, manufacture, and sell a variety of products: ATV Accessories and Plastic Wheel Covers. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts, lawnmowers, and light-duty trailers.
The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001. Sales of snowplow blades comprised approximately 27% and 38% of ATV Accessories revenues during the three months ended June 30, 2002 and 2001, respectively, and approximately 64% and 67% of ATV Accessories revenues during the nine months ended June 30, 2002 and 2001, respectively. In addition, sales of snowplow blades comprised approximately 20% and 30% of the Company's consolidated total revenues during the three months ended June 30, 2002 and 2001, respectively, and approximately 55% and 60% of the Company's consolidated total revenues during the nine months ended June 30, 2002 and 2001, respectively. Sales of mowers comprised approximately 17% and 26% of ATV accessories revenues during the three months ended June 30, 2002 and 2001, respectively, and approximately 5% and 10% of ATV accessories revenues during the nine months ended June 30, 2002 and 2001, respectively. In addition, sales of mowers comprised approximately 12% and 20% of consolidated total revenues during the three months ended June 30, 2002 and 2001, respectively. Sales of oil filters comprised approximately 11% of ATV accessories revenues during the three months ended June 30, 2002 and less than 10% in all other periods presented. Sales of winches comprised approximately 12% of ATV accessories revenues during the three months ended June 30, 2002 and approximately 10% of ATV accessories revenues during the nine months ended June 30, 2002 and less than 10% in all other periods presented.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2002 and 2001
(Unaudited)

8.   Segment Information, Continued:

The following is a summary of certain financial information related to the two segments during the three months and nine months ended
June 30, 2002 and 2001:




                                Three months ended June 30,      Nine months ended June 30,

                                   2002                2001          2002             2001
                               -------------  ---------------    -------------  ------------
Total revenues by segment
  ATV Accessories               $ 1,697,227    $ 1,714,790        $ 7,800,224    $ 8,331,668
     Plastic Wheel Covers           591,901        558,636          1,686,178      1,506,587
                               -------------  ---------------    -------------  -------------
      Total revenues by segment   2,289,128      2,273,426          9,486,402      9,838,255
  Freight income                     29,919         24,420             78,463         88,959
  Sales allowances                  (32,656)       (50,966)          (243,651)      (232,361)
                               -------------  ---------------    -------------  -------------
      Total revenues            $ 2,286,391    $ 2,246,880        $ 9,321,214    $ 9,694,853
                               =============  ===============    =============  =============

Operating profit by segment
  ATV Accessories               $   767,655    $   636,789        $ 3,020,088    $ 2,985,971
     Plastic Wheel Covers           401,498        369,943          1,166,689      1,081,893
     Freight income                  29,919         24,420             78,463         88,959
     Sales allowances               (32,656)       (50,966)          (243,651)      (232,361)
     Factory overhead              (368,625)      (368,757)        (1,231,026)    (1,160,937)
     Selling, general, and
       administrative              (600,447)      (552,788)        (2,009,215)    (1,822,419)
   Interest income (expense),net    (64,017)         5,899           (187,970)        27,745
     Other income (expense), net      6,101         (5,952)            25,314         40,572
     Provision for income taxes     (48,214)             -           (222,729)           -
                                ------------  --------------    --------------- --------------
          Net income (loss)     $    91,214   $     58,588        $   395,963    $ 1,009,423
                                ============  ==============    =============== ==============



The following is a summary of the Company's revenue in different geographic areas during the three months and nine months ended June 30, 2002 and 2001:


                            Three months ended June 30,     Nine months ended March 31,
                             2002               2001            2002           2001
                          ------------     --------------   -------------  ----------
United States of America  $ 2,046,608      $ 1,974,062      $ 8,476,348    $ 9,036,704
Other countries               239,783          272,818          844,866        658,149
                          ------------     --------------   -------------  -----------
          Total revenue   $ 2,286,391      $ 2,246,880      $ 9,321,214    $ 9,694,853
                          ============     ==============   =============  ===========


As of June 30, 2002, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 14.7% of net revenues during the three months ended June 30, 2002, and approximately 15.5% and 11.1% each of net revenues during the three months ended June 30, 2001. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of net revenues during the three months ended June 30, 2002 or 2001.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 17.2% and 15% each of net revenues during the nine months ended June 30, 2002, and approximately 17%, 15.6%, and 11.4% each of net revenues during the nine months ended June 30, 2001. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of net revenues during the nine months ended June 30, 2002 or 2001.

9.   Commitments and Contingencies:
     Legal Matters

The Company is involved in two separate claims relating to an allegation of patent infringement and one claim relating to alleged product liability. The claims are in the preliminary phases. The amount of liability, if any, from the claims cannot be determined with certainty; however, management is of the opinion that the outcomes will not have a material adverse effect on the consolidated financial position or operations of the Company.

     Registration Statement

On July 25, 2002, the Company filed a Registration Statement on Form
SB-2 (Amendment No. 1) with the Securities and Exchange Commission
("SEC") which registered a total of 500,000 shares of our common stock, 155,000 of which are being offered by a selling shareholder at an estimated price of $3.00 per share and 345,000 of which the Company is offering at a price of $3.00 per share. The proceeds will be used for construction of a new facility for expansion of our operations and reduction of short and long term debt. The Registration Statement was declared effective by the SEC on July 25, 2002, File No. 333-92002.

10.  New Accounting Standards

As more fully described in Note 1 of the Notes to Condensed
Consolidated Financial Statements, on January 1, 2002, the Company was required to adopt EITF 01-09. For a discussion of the impact of this new accounting standard upon the Company, see Note 1.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.
SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by the Company on January 1, 2002. Accordingly, adoption of these statements had no material effect on its financial position or results of operations.

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

OVERALL RESULTS OF OPERATIONS - Three Months Ended June 30, 2002 and 2001
-------------------------------------------------------------------------

Revenues for the three months ended June 30, 2002 increased $39,511, or 1.8%, to $2,286,391 from $2,246,880 for the three months ended June 30, 2001. Cost of goods sold decreased $146,850, or 9.0%, to $1,488,600 for the three months ended June 30, 2002 from $1,635,450 for the three months ended June 30, 2001. Additionally, gross profit as a percentage of revenue was 34.9% for the third quarter ended June 30, 2002 compared to 27.2% for the third quarter ended June 30, 2001. The increase in revenues during the third quarter ended June 30, 2002 is mainly attributable to a change in the mix of products sold during the third quarter of fiscal 2002 versus the third quarter of fiscal 2001. Decreased Snowplow Blade (our mainstay product) unit sales of approximately $204,000 and decreased mower unit sales of approximately $164,000 were offset by increases in our Plastic Wheel Cover sales of approximately $33,000, ATV accessories sales to Original Equipment Manufacturers (OEMs) of approximately $96,000 and sales of our recently acquired Perf-Form premium oil products of approximately $180,000 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in our mainstay product, Snowplow Blades, during the third quarter ended June 30, 2002 from the third quarter ended June 30, 2001 primarily was the result of, in part, a milder winter and less precipitation during the second fiscal quarter of 2002 than the same quarter of fiscal 2001 across the entire country. The second quarter of fiscal 2001 also had unusually high sales of blade products as our distributors ordered late in the quarter to achieve rebate program goals, which did not occur in the fiscal 2002 second quarter as the distributors achieved program goals earlier. When large orders occur at a season-end, such as occurred in the second quarter fiscal 2001, the inventory that is sold is considered to be for the following season. Although this effects the quarter sales, when a late season surge in orders does not occur it means less inventory must be moved at the retail level and leads to increased new orders early at the start of the following season. The decrease in revenues was also attributable to a decline in our production of mowers and sales. The increase of 7.7% in gross profit is primarily the result of lower material costs and manufacturing input costs realized in our Plastic Wheel Cover segment through gains in more efficient use of labor and better manufacturing processes and the increased gross margins contributed by our premium oil filter products. Another factor in the increased gross profit is the reduction in rent of approximately $58,000 that is included as part of the overhead expenses allocated to cost of goods sold.

Selling, general, and administrative expenses increased $47,658, or 8.6%, to $600,447 for the three months ended June 30, 2002 from $552,789 for the three months ended June 30, 2001. Increases in operating expenses of approximately $21,000 in research and development costs, approximately $22,000 in depreciation expense, approximately $11,000 in insurance costs, approximately $10,000 in warranty expense, approximately $8,000 in machine repair expenses, approximately $6,000 in show expenses, and approximately $8,400 in licenses and fees were offset by a reduction in legal and accounting expenses of approximately $30,000, and a reduction in rent expense of approximately $13,000 due to the Company acquiring its operating facility during the fourth quarter of fiscal 2001 (which consisted of land and building) from certain stockholders that was previously leased.

Interest and miscellaneous income increased approximately $6,880 from the third quarter of fiscal 2001 to the third quarter of 2002. The increase is due to an increase in miscellaneous income of $12,375 during the third quarter of fiscal 2002 versus the third quarter of fiscal 2001 which was offset by a reduction of $5,497 in interest income earned during the same period. Interest expense increased 100% to $64,741 for the three months ended June 30, 2002 from $0 for the first three months ended June 30, 2001 due to the Company entering into a bank note payable for $4,500,000 in the fourth quarter of fiscal 2001. As compared to the third quarter of 2002, interest expense over the fourth quarter of fiscal 2002 should remain approximately the same as interest that is paid on the Company's bank line of credit will likely offset the reduced interest charges realized by the principal balance continually being reduced on the bank note.

The income tax expense increased 100% to $48,214 for the third quarter ended June 30, 2002 from $0 for the third quarter ended June 30, 2001. The change is due to the Company converting to a C corporation effective August 21, 2001. This conversion requires the Company to make the applicable federal and state income tax payments. Prior to August 21, 2001, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which requires the stockholders to report their proportionate share of the Company's income on their individual tax returns. Therefore, prior to August 21, 2001, no provision or liability for federal or state income taxes has been included in the Company's Condensed Consolidated Financial Statements.


OVERALL RESULTS OF OPERATIONS - Nine months Ended June 30, 2002 and 2001
------------------------------------------------------------------------

Revenues for the nine months June 30, 2002 decreased $373,639, or 3.8%, to $9,321,214 from $9,694,853 for the nine months ended June 30, 2001. Cost of goods sold decreased $400,677, or 5.8%, to $6,530,651 for the nine months ended June 30, 2002 from $6,931,328 for the nine months ended June 30, 2001. Additionally, gross profit as a percentage of revenue was 29.9% for the nine months ended June 30, 2002 compared to 28.5% for the nine months ended June 30, 2001. The decrease in blade products sales of approximately $709,000 for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001 and the decrease in mower sales of approximately $496,000 for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001 have been offset, somewhat, by increased sales of ATV accessories to Original Equipment Manufacturers (OEMs) of approximately $96,000, increased Plastic Wheel Cover sales of approximately $174,000, increased sales of our winch products of approximately $239,000, and new sales of our premium oil filter products of approximately $220,000 for the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. The decrease in revenues during the nine months ended June 30, 2002 is mainly attributable to a decrease in unit sales volume of our mainstay product, Snowplow Blades, in the second and third quarters of fiscal 2002 as compared to the same period of fiscal 2001 which was caused, in part, by a milder winter and less precipitation during the second fiscal quarter than the same quarter of fiscal 2001 across the entire country. The second quarter of fiscal 2001 also had unusually high sales of blade products as our distributors ordered late in the quarter to achieve rebate program goals, which did not occur in the fiscal 2002 second quarter as the distributors achieved program goals earlier. When large orders occur at a season-end, such as occurred in the second quarter fiscal 2001, the inventory that is sold is considered to be for the following season. Although this effects the quarter sales, when a late season surge in orders does not occur it means less inventory must be moved at the retail level and leads to increased new orders early at the start of the following season. The decrease in revenues was also attributable to a decline in our production of mowers and sales. The slight increase of 1.4% in gross profit as a percentage of revenue is primarily the result of increased gross margins being contributed by our premium oil filter products and reduced costs of goods sold in our Plastic Wheel Cover segment through improved efficiencies in manufacturing processes and technologies. The reduction in rent of approximately $166,000 that is included as part of the overhead expenses allocated to cost of goods sold also contributed to the increase in gross profit.

Selling, general, and administrative expenses increased $186,796, or 10.3%, to $2,009,215 for the nine months ended June 30, 2002 from $1,822,419 for the nine months ended June 30, 2001. The increase in operating expenses is a result of additional spending of approximately $82,000 in research and development costs, approximately $36,000 in salaries, commissions and other related benefits, approximately $71,000 in increased advertising, approximately $25,000 in legal and accounting costs, approximately $12,000 in warranty expense, approximately $13,000 in licenses and fees, and approximately $37,000 in office related expenses. The increases were offset by a reduction in rent expense of approximately $95,000 due to the Company acquiring its operating facility during the fourth quarter of fiscal 2001 (which consisted of land and building) from certain stockholders that was previously leased.

Interest and miscellaneous income decreased approximately $38,400 from the first nine months of fiscal 2001 to the first nine months of fiscal 2002. The decrease is primarily due to a one-time consulting fee of approximately $31,600 that was earned during the first nine months of fiscal 2001 and approximately $23,000 reduction in interest income earned during the first nine months of fiscal 2002 versus the first nine months of fiscal 2001. The decrease in interest income is mainly due to the Company having less surplus cash available to invest during the nine months ended June 30, 2002 as compared to the nine months ended June 30, 2001. Interest expense increased $192,529 to $192,981 for the nine months ended June 30, 2002 from $452 for the first nine months ended June 30, 2001 due to the Company entering into a bank note payable for $4,500,000 in the fourth quarter of fiscal 2001. As compared to the first nine months of 2002, interest expense over the remaining three months of fiscal 2002 should remain approximately the same as interest that is paid on the Company's bank line of credit will likely offset the reduced interest charges realized by the principal balance continually being reduced on the bank note.

The provision for income taxes increased 100% to $222,729 for the nine months ended June 30, 2002 from $0 for the nine months ended June 30, 2001. The increase is due to the Company converting to a C corporation effective August 21, 2001. This conversion requires the Company to make the applicable federal and state income tax payments. Prior to August 21, 2001, the Company had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which requires the stockholders to report their proportionate share of the Company's income on their individual tax returns. Therefore, prior to August 21, 2001, no provision or liability for federal or state income taxes has been included in the Company's Condensed Consolidated Financial Statements.

We anticipate our revenues to increase during the fourth quarter of fiscal 2002 as product inventories within the network of distribution and market channels are relatively low, which historically leads to increased orders and sales activity. Other factors contributing to our projection of increased fourth quarter revenues include the successful development and incorporation of new products, re-engineering of our mainstay products, and the successful acquisition of Perf-Form and its premium oil products for motorcycles and ATV's. The seasonality of the ATV accessories market is a factor that we are continually addressing with increased sales and marketing efforts to our existing distributors, our focus on new distributors in untapped geographic locations, and expansion into new markets, such as lawn and garden. We also foresee selling, general and administrative expenses remaining consistent or decreasing slightly as a percent of revenues during the final quarter of fiscal 2002 through increased usage of existing manufacturing capacity of our operating facilities from increased production of new and existing products.

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

ATV ACCESSORIES - Three Months Ended June 30, 2002 and 2001
-----------------------------------------------------------

Revenues for the three months ended June 30, 2002 decreased $17,563, or 1.0%, to $1,697,227 from $1,714,790 for the three months ended June 30, 2001. The slight decrease is mainly attributable to a change in the mix of products sold as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the three months ended June 30, 2002 decreased $148,429, or 13.8%, to $929,572 from $1,078,001 for the three months ended June 30, 2001. Gross profit as a percent of revenues was 45.2% for the three months ended June 30, 2002 compared to 37.1% for the corresponding period in fiscal 2001. The increase in gross profit for the three months ended June 30, 2002 as compared to the corresponding period in fiscal 2001 was attributable to a lower rebate program expense of approximately $9,800 and increased gross margins contributed by sales of the Company's recently acquired Perf-Form premium oil filter products.

PLASTIC WHEEL COVERS - Three Months Ended June 30, 2002 and 2001
----------------------------------------------------------------

Revenues for the three months ended June 30, 2002 increased $33,265, or 6.0%, to $591,901 from $558,636 for the three months ended June 30, 2001. The increase is attributable to changes in current market conditions. The introduction of our new product and successful implementation of our new manufacturing process has also contributed to the increased revenues and will address the needs of the new market as well.

Cost of goods sold for the three months ended June 30, 2002 increased $1,710, or 1.0%, to $190,403 from $188,693 for the three months ended June 30, 2001. Gross profit as a percent of revenue was 67.8% for the three months ended June 30, 2002 compared to 66.2% for the corresponding period in fiscal 2001. The slight increase in gross profit during the three months ended June 30, 2002 as compared to the corresponding period in fiscal 2001 was directly attributable to reduced raw material and manufacturing input costs created by changes in production methods. The continual development of new production methods and technology to produce a higher quality product will position us well for the expanding golf cart industry.

GEOGRAPHIC REVENUE - Three Months Ended June 30, 2002 and 2001
--------------------------------------------------------------

During the three months ended June 30, 2002, revenue in the United States of America increased $72,546, or 3.7%, to $2,046,608 from $1,974,062 for the three months ended June 30, 2001. Revenue from other countries decreased $33,035, or 12.1%, to $239,783 from
$272,818 for the three months ended June 30, 2001.   The increase
during the three months ended June 30, 2002 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America. The decrease during the three months ended June 30, 2002 in revenue from other countries is due to a decrease of sales in Canada.

ATV ACCESSORIES - Nine months Ended June 30, 2002 and 2001
----------------------------------------------------------

Revenues for the nine months ended June 30, 2002 decreased $531,444, or 6.4%, to $7,800,224 from $8,331,668 for the nine months ended June 30, 2001. The decrease is mainly attributable to a decrease in unit volume sales of our Snowplow Blade as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the nine months ended June 30, 2002 decreased $565,561, or 10.6%, to $4,780,136 from $5,345,697 for the nine months ended June 30, 2001. Gross profit as a percent of revenues was 38.7% for the nine months ended June 30, 2002 compared to 35.8% for the corresponding period in fiscal 2001. The increase in gross profit for the nine months ended June 30, 2002 as compared to the corresponding period in fiscal 2001 was attributable to a decrease in our rebate program expense and a decrease in the rent expense included in overhead expenses allocated to cost of goods sold.

PLASTIC WHEEL COVERS - Nine months Ended June 30, 2002 and 2001
---------------------------------------------------------------

Revenues for the nine months ended June 30, 2002 increased $179,591, or 11.9%, to $1,686,178 from $1,506,587 for the nine months ended June 30, 2001. The increase is attributable to changes in current market conditions. The introduction of our new product and successful implementation of our new manufacturing process has also contributed to the increased revenues and will address the needs of the new market as well.

Cost of goods sold for the nine months ended June 30, 2002 increased $94,795, or 22.3%, to $519,489 from $424,694 for the nine months ended June 30, 2001. Gross profit as a percent of revenue was 69.2% for the nine months ended June 30, 2002 compared to 71.8% for the corresponding period in fiscal 2001. The increase in cost of goods and the decrease in gross profit during the nine months ended June 30, 2002 as compared to the corresponding period in fiscal 2001 were directly attributable to an increase in our inventory reserve for some potentially excess and/or obsolete plastic wheel covers and was offset, somewhat, with operational efficiencies. This potential excess/obsolescence is due to the continual development of new production methods and technology to produce a higher quality product that will position us well for the expanding golf cart industry. The increase in cost of goods sold was also attributable to increased labor and overhead costs incurred during the second quarter of fiscal 2002 as a result of increased market demand.

GEOGRAPHIC REVENUE - Nine months Ended June 30, 2002 and 2001
-------------------------------------------------------------

During the nine months ended June 30, 2002, revenue in the United States of America decreased $560,356, or 6.2%, to $8,476,348 from $9,036,704 for the nine months ended June 30, 2001. Revenue from other countries increased $186,717, or 28.4%, to $844,866 from
$658,149 for the nine months ended June 30, 2001.   The decrease
during the nine months ended June 30, 2002 in U.S. revenue is due to a general decrease across all regions previously serviced in the United States of America, as discussed previously (See OVERALL RESULTS OF OPERATIONS). The increase during the nine months ended June 30, 2002 in revenue from other countries is due to an increase of sales in Canada and Europe.


Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

At June 30, 2002, we had $87,723 in cash and cash equivalents, compared to $274,089 at September 30, 2001. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $1,948,991 at June 30, 2002 compared to $1,995,007 at September 30, 2001. The change in working capital is primarily due to the following: inventories increased by $442,741, or 16.8%, to $3,081,455 at June 30, 2002 from $2,638,714 at September
30, 2001, accounts receivable decreased by $398,822, or 37.7%, to $659,461 at June 30, 2002 from $1,058,283 at September 30, 2001, accounts payable decreased by $533,729, or 50.4%, to $524,842 at June 30, 2002 from $1,058,571 at September 30, 2001 and the bank line of credit increased 100% to $500,000 at June 30, 2002 from $0 at September 30, 2001.

On August 21, 2001, under the terms of a secured credit agreement, the Company entered into a note payable for $4,500,000 (the "Note") with a commercial lender. The Note is collateralized by all of the Company's assets, is payable in monthly installments from September 2001 until July 2006, which included principal and interest at prime + 0.75% (6.0% at June 30, 2002), with a final payment upon maturity on July 25, 2006. The variable interest rate can never exceed 9% or be lower than 6%. The monthly payment is $90,155 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Note or the Line of Credit described below. At June 30, 2002, $3,815,861 was outstanding on the Note.

Under the terms of the secured credit agreement noted above, the Company has a Line of Credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 1.25% (6.0% at June 30, 2002), and is collateralized by all of the Company's assets. The Line of Credit matures September 1, 2003. At June 30, 2002, $500,000 was outstanding on the Line of Credit. On August 7, 2002, the bank increased the Company's borrowing capacity $500,000 to a total of $1,000,000 under the Company's Line of Credit. The additional borrowing capacity is available to the Company until May 1, 2003. As of August 13, 2002, none of the additional $500,000 borrowing capacity had been utilized.

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

Part II - Other Information


Item 1.   Legal Proceedings

The Company is involved in two separate claims relating to an allegation of a patent infringement and one claim relating to alleged product liability. The claims are in the preliminary phases. The amount of liability, if any, from the claims cannot be determined with certainty; however, management is of the opinion that the outcomes will not have a material adverse effect on the consolidated financial position or operations of the Company.


THERE ARE NO REPORTABLE EVENTS FOR ITEM 2 THROUGH ITEM 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYCLE COUNTRY ACCESSORIES CORP.

Dated: August 14, 2002        By: /s/ Ronald C. Hickman
                                    ----------------------
                                     Ronald C. Hickman
                                     Principal Executive Officer,
                                     President and Director


Dated: August 14, 2002        By: /s/ David J. Davis
                                    ----------------------
                                     David J. Davis
                                     Principal Finance Officer and
                                     Principal Accounting Officer