Form 10-K
period 2002-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2002-12-31
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-KSB

 (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
     EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-68570


                        Cycle Country Accessories Corp.
--------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                      Nevada                            42-1523809
         ---------------------------------    --------------------------
          (State or other jurisdiction of  (IRS Employer Identification No.)
           incorporation or organization)

                      2188 Highway 86, Milford, Iowa 51351
---------------------------------------------------------------------
                    (Address of principal executive offices)

                                (712) 338-2701
---------------------------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
--------------------------------------------------------
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended September 30, 2002 were $13,363,552.

As of September 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a closing price of $4.02 per share held by non-affiliates on December 12, 2002) was $15,104,189.

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of December 12, 2002 was 3,953,000.

Transitional Small Business Disclosure Format (check one): Yes []; No [X]

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

	We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreader, sprayers, tillage equipment, winch mounts, utility boxes, oil filters and oil coolers, wheel covers and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat and Bombardier. We design, engineer and assemble all accessory products at our headquarters and subcontract the manufacturer of many original equipment components. Additionally, we recently made the decision to enter the Lawn and Garden industry.

	We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We have sold our products to 16 distributors in the United States for the past 20 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 19 international distributors distributing our products to 35 countries.

        Additionally, we are the largest manufacturer of golf car hubcaps in the world. We estimate that we maintain 90% of the original equipment manufacturer ("OEM") hubcap business. We have always sold directly to golf car manufacturers and we believe that we have an excellent distribution network that reaches the after market throughout the United States, Europe and Asia.

	Our three largest customers accounted for approximately
44% of our net sales in the year ended September 30, 2002.

These three customers have represented a significant amount of our business every year for at least the past 16 years. While the percentage of total net sales these customers represent should decrease as our sales grow in other areas, such as Lawn and Garden, we do anticipate these customers will continue to represent a significant amount of our business.


INDUSTRY OVERVIEW

ATV Accessories:

        In today's ATV market there are several OEM's competing for market share. Honda has been the world leader followed by Polaris, Yamaha, Kawasaki, Suzuki, Arctic Cat and Bombardier. According to ATV Magazine, in 2000 there were 800,000 ATV's sold worldwide. This represented a 19.2% increase over 1999. Of those 800,000 units 75% were Utility and 40% were Sport Quads. We consider the Utility Division to be our target market.

        Our market research tells us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry. We have identified several Cycle Country accessories that can be used with lawn and garden tractors and utility vehicles. We are working with several Lawn and Garden equipment manufacturers to introduce these accessories into their product lines. We have also designed several new accessories that are going to be marketed only in the Lawn and Garden market. Cycle Country will manufacture most of these products under the private label of the manufacturer.
We anticipate that 5% of our sales will be derived from the lawn and garden industry in the next year and will increase to 10% of sales the following year.

Wheel Covers:

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

COMPANY HISTORY

        Cycle Country's market research has been a continued work in process for the past 21 years and that work still continues today. Our success was accomplished by constant market research and a constant effort to adjust to the changes in the industry. When we started in the ATV accessory industry ATV's were much smaller. They were small 3-wheeled vehicles with two-wheel drive. Today they are powerful 4-wheel drive vehicles capable of doing many more tasks. The ATV industry falls within both recreational and machinery industry depending on the product and consumer. In 2000, approximately 800,000 units were sold worldwide and there are approximately 3 million units on the market today. Prospective ATV buyers lean toward a new purchase because of the strides manufacturers have made in product development. Partly due to our line of utility products the ATV manufacturers have focused their efforts to incorporate four wheel drive and making larger ATV's for greater hauling and work capacity.

        The idea for our business was born in 1981 when Jim Danbom recognized that an ATV could be used to plow snow. He manufactured and sold 100 snowplow kits that year. He sold more the next year and then in 1983 decided to incorporate. The business has grown every year since. Now in addition to snowplows, Cycle Country manufactures and sells a full range of farm products designed for the new and more powerful ATV's.
These products include mowers, sprayers, 3-point hitch, moldboard plow, disc harrow, furrower, cultivator, rake, row planter, and seeder. We also manufacture winch mounts, chains, gun racks, plastic cargo boxes, steel mesh baskets, a rear hitch, and a very unique 5th wheel trailer.

        Over the last several years, we have expanded into manufacturing injected molded wheel covers primarily for the golf car industry. We are now crossing over into the lawn & garden industry with some current products as well as creating new items specifically for that industry. Our acquisition this past year of Weekend Warrior, with its garden utility attachments, has provided us with new products and new markets within the lawn and garden industry that will allow us to accelerate our growth in this industry. Another acquisition this past fiscal year, Perf-Form, Inc., has provided the company with a new line of premium oil filters and oil cooler products that fit very well into our current marketing and distribution channels and provides us the opportunity to expand into the motorcycle industry.


PRODUCTS

ATV Accessories

        We offer a complete line of ATV accessories. Our products enhance the functionality and versatility of the ATV. The ATV was initially designed as a recreational vehicle but is rapidly becoming a multi-purpose vehicle serving both recreational and utility functions. Our products help ATV owners perform many of their utility needs. We estimate that approximately 75% of all the ATV's currently sold are for these utility functions. We offer a standard one-year warranty on all products except snowplow blades, on which we offer a limited lifetime warranty.

        Seven manufacturers dominate the ATV industry. We manufacture accessories for all of the major manufacturer's ATV models.

        We manufacture our products from high-quality parts produced by local metal fabricators and metal stampers, with final assembly and packaging performed at our headquarters. The following lists the major ATV accessory products and their proportion of total sales of the ATV accessory segment for the year ended September 30, 2002, which approximates 85% of total company segment sales: (a) Blades: 63%, (b) Winches and Winch Mounting Kits: 8%, (c) Mowers: 4%, (d) Tillage Equipment: 2%,
(e) Sprayers: 3%, (f) Spreaders: 1%. "Other" products comprise the remaining 21% of our sales and comprises some of the following: John Deere products: 8%, Perf-Form oil filters and oil coolers: 4%, electric blade lift system: 3%, tire chains:
2%, bed lift kits: 1%.

Our major ATV accessory products include:

Blades.

        We manufacture four sizes of steel straight blades, which include a 42", 48", 60" and 72" models. We also offer 52" and 60" State Plows, a Power "Vee" blade and a 48" and 60" plastic blade. Standard blade configuration features a universal manual lift or a universal electric lift. The blades can also be lifted with a winch.

Winches and Winch Mounts.

        We offer a complete line of electric winches and winch mounts to fit all ATV models. Models include 1,500 and 2,000 pound capacity winches.

Mowers.

        We offer two mowing systems, the "Quicksilver 54 Finish Cut" mower and the "Rough Cut" mower. The Quicksilver 54 is a 54" finish cut mower that can be mounted to the front of an ATV or towed behind any tractor or ATV. It is powered by a 10.5 horsepower engine by Briggs & Stratton. The Rough Cut is a 48" mower that is designed to cut thick weeds and overgrown brush. It's powered by a 12.5 horsepower engine by Briggs & Stratton and is pulled behind the ATV. The Rough Cut offers an offset hitch, which allows mowing to the left, right or directly behind the ATV. Both mowers are also available with Honda engines.

Tillage Equipment.

        We manufacture a three-point hitch that transforms the ATV into a small working tractor. The three-point hitch is designed to fit on most four-wheel drive ATVs. The hitch is effective because it locks in the rear suspension and has built-in float to provide the smooth operation of attached implements. We have two three-point hitch models, one meets engineering standards for category zero hitches and the other meets engineering standards for category one hitches. The hitch design allows the use of implements such as cultivators, moldboard plow, disc harrow, furrower, rake, one row planter and a rear blade. We manufacture and sell all of these implements.

Sprayers.

        We offer two styles of sprayers. The first is rack-mounted on the ATV and the other is trailer mounted. Rack-mounted sprayers are offered in both 15 and 25-gallon sizes. There are three different models of rack-mounted sprayers available depending on spraying needs: Econo Spot, Deluxe and Ag-Commercial. Trailer mounted sprayers are offered in 25 and 55 gallon sizes. Both the rack-mounted sprayers and the trailer-mounted sprayers can be purchased with either a 43" or 120" spray boom.

Spreaders.

        We offer a 100-pound capacity hopper for front or rear mounting. This product is used for spreading everything from fertilizer to seed.

Other.

        Additionally, we offer a wide array of products such as tire chains, rack boxes, CV boot guards, spotlights, trailers, gun racks, cargo boxes, baskets, cab enclosures and bed lift kits for select utility vehicles. Through acquisitions this past year we have added two branded product lines to our ATV accessories segment, Weekend Warrior, a line of garden utility attachments for ATVs and tractors, and Perf-Form Products, a line of premium oil filters and oil coolers for motorcycles and ATVs (see Note 3 to the Consolidated Financial Statements). We believe both of these products have great potential for growth. We have also identified several Cycle Country accessories which can be used with lawn and garden tractors and utility vehicles. We are working with several Lawn and Garden equipment manufacturers to introduce these accessories into their product lines. We have also designed several new accessories that are going to be marketed only in the Lawn and Garden market. We are pursuing retail outlets as markets for our lawn and garden products as well. We believe that this market will represent sales increases in excess of $1 million annually for the next three years.

Wheel Covers

        We are a leading producer of injection-molded plastic specialty vehicle wheel covers for vehicles such as golf cars, riding lawn mowers and light duty trailers. This segment represents approximately 15% of our total segment sales. Wheel cover products include 6", 8" and 10" sizes offered in a variety of color options in both hot-stamped or metalized options.

PRODUCT DEVELOPMENT

        We have remained competitive and grown over the past years by designing and marketing new products continually. We employ an experienced staff of four product design professionals that work with CAD/CAM technology in the design of new products.
This R&D group serves two primary functions: product retrofitting and new product design. Retrofitting of existing products accounts for roughly 50 percent of the engineers' time. Management considers the engineering group a critical factor to the company's future and current success.

        New products introduced in 2002 included: front and rear steel mesh baskets, a rear drop steel mesh basket, the Rester and Relaxer plastic cargo boxes with a back rest and full seat, respectively, the Hovel cab enclosure, heated hand grips, a category one three-point hitch, and a 2000 pound winch. New products introduced in 2001 included: the Work Power 1500 winch, universal 3 point frame, and a 72" heavy duty blade for utility vehicles. Management feels that adding new products for the ATV accessory market is a key to continued growth.

        There are no products presently being developed that will require a material investment of our resources.


PATENTS AND TRADEMARKS

	We maintain trademarks for all of our product names. In addition, we maintain patents for wheel covers, 3-point hitches, Snowmobile Chariot, rack utility boxes, work power lift system, rub block on work power lift, grablight and the 5th wheel trailer.


SUPPLIERS

	During the year ended September 30, 2002, we purchased approximately $4,691,000 of goods from Simonsen Iron Works, Inc., our largest supplier who does the majority of our ironworks. This represented approximately 58% of our raw goods purchases during that year. In order to reduce the possibility of any adverse consequence of this concentration, over the past three years we have begun using additional suppliers.

MARKETING - CHANNELS OF DISTRIBUTION:

ATV Accessories:

Domestic Distribution

        We distribute our products domestically through 16 distributors that specialize in motorcycle and ATV accessories. These distributors are either regional or national. We believe that virtually every ATV dealer in the United States is served
by at least two of these distributors.   Because of this overlap
we believe that we would experience a minimal decline in sales if any one of our distributors decided to stop selling our products. Most of these distributors have been customers of Cycle Country since we first began selling ATV accessories. Our most recent distributor was added approximately five years ago.

        During the year ended September 30, 2002, Domestic accessory sales represent approximately 91% of our total ATV Accessory sales. For 2002, our largest distributor accounted for 25% of our domestic accessory sales and our five largest distributors accounted for 70% of our domestic accessory sales.

        In cooperation with John Deere, we have developed several products that are now being sold as accessories for John Deere lawn and garden equipment. We intend to expand this association with John Deere in the future. We are also working with other Lawn and Garden equipment manufacturers to introduce our lawn and garden accessories into their product lines. We are currently negotiating with national retail outlets for distribution of our accessories as well.

International Distribution

        We are rapidly expanding our international distributor network. There are currently 19 distributors that sell our products in 35 countries. This department is in its 6th year of existence and has provided us with a profitable expansion of the ATV Accessory segment of business. We were recognized as the Iowa Small Business Exporter of the year in 1997 and received the Governor's Export Award in that same year.

        International accessory sales represent approximately 9% of our total ATV Accessory sales. We believe that the international market will be a significant contributor to our long-term sales growth.

Wheel Covers:

        We market wheel covers to virtually all golf car manufacturers. We estimate we provide approximately 90% of all wheel covers sold to these golf car manufacturers. Sales to these golf car OEM's are made directly by our sales force.

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

COMPETITION

        We are one of the largest ATV accessory manufacturers in the world. Management estimates that we maintain a 50% market share in the domestic ATV accessories market, with the next largest manufacturer, Cambridge Metal and Plastics having an estimated 20% share of the domestic market. Management also estimates that we control approximately 50% of the international ATV market in the countries in which we distribute. Additionally, management estimates that we control 90% market share of the OEM golf car hubcap market and 80% of the golf car hubcap aftermarket.

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


EMPLOYEES

	As of September 30, 2002, we have 69 full-time employees, including 42 in production, 5 in sales, 4 in administration, 10 general office, 5 in research and development and 3 drivers. We presently have no labor union contract between any union and us and we do not anticipate unionization of our personnel in the foreseeable future. We believe our relationship with our employees is good. From time to time, we hire part time employees, ranging from a minimum of 1 to a maximum of 6.


Item 2.  DESCRIPTION OF PROPERTIES

        Our principal office facility is a modern 78,000 square foot facility located at 2188 Highway 86, Milford, Iowa, which is located on 10 acres at the intersection of two major highways which allows for easy entry and exit for truck traffic. This property is zoned light industrial and will support an additional 74,000 square foot building expansion. We own this facility and it is used as collateral for our Bank Midwest loan. In late September of 2002 construction began on a 28,000 square foot building expansion that will add needed floor space for our production areas and warehousing needs. Additionally, we lease one storage building in Sioux Rapids, Iowa, which is 35 miles from our principal facility on a month-to-month lease at $500.00 per month. We also lease an 11,000 square foot facility located in Big Lake, Minnesota where our Perf-Form products are currently manufactured on a month-to-month lease at $4,600 per month. The Company plans to relocate the Perf-Form operations to the Milford facility upon completion of the new building expansion.

Item 3.  LEGAL PROCEEDINGS

	At times we are involved in lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of our products. As of the date of this filing, we are not a party to any material legal proceedings, other than one product liability case, which involves a failed winch switch. We currently carry two million dollars of product liability insurance. Our attorneys have informed us that they do not anticipate any judgment exceeding our insurance coverage.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

        Our common stock is approved for quotation on the National Association of Securities Dealers OTC Bulletin Board under the symbol: CYCY. The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.


                                  High       Low

FY 2002

Fourth Quarter                    $3.15      $2.20
Third Quarter                     $4.07      $2.20
Second Quarter                    $5.75      $2.40
First Quarter                     See (a)


FY 2001

Fourth Quarter                    See (a)
Third Quarter                     See (a)
Second Quarter                    See (a)
First Quarter                     See (a)


(a) 	The Company consummated an initial public offering of
its Common Stock, par value $0.0001 per share pursuant to a registration statement declared effective by the Commission on November 28, 2001, File No. 333-68570 ("Registration Statement"). The stock commenced trading on the OTC Bulletin Board on February 5, 2002.

 	As of December 12, 2002, there were approximately 650 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

        The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities

	The following information is furnished with regard to all securities sold by Cycle Country Accessories Corp. within the past three years that were not registered under the Securities Act.

The issuances described hereunder were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of the foregoing transactions involved a distribution or public offering.


Date               Name                 # of Shares      Total Price

June 26, 2002      Go Company, LLC      155,000          $450,000*

* The shares were issued in lieu of cash for repayment of $450,000 advanced from Go Company in connection with the Company's acquisition of Perf-Form Products, Inc.



Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

        The following is a discussion of our results of operations and our liquidity and capital resources. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Special Note Regarding Forward-Looking Statements". The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing.

Overview

	Cycle Country Accessories Corp. (a Nevada corporation) was incorporated in the State of Nevada on August 15, 2001 as a C corporation. The initial capitalization consisted of 3,625,000 shares of common stock. On August 21, 2001, we entered into an agreement to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation) for $4,500,000 in cash and 1,375,000 shares of our common stock.
Cycle Country Accessories Corp. (an Iowa corporation) was originally incorporated on August 8, 1983 and is headquartered in Milford, Iowa. Since both Companies are under common control by virtue of majority ownership and common management by the same three individuals, this transaction was accounted for in a manner similar to a pooling of interests. We used the proceeds from a $4,500,000 term note (the "Note") entered into with a commercial lender to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation). The Note is collateralized by all of the Companies assets, is payable in monthly installments from September 2001 to July
2006, which includes principal and interest at prime + 0.75% (6% at September 30, 2002), with a final payment upon maturity on July 25, 2006. The variable interest rate can never exceed 9% or be lower than 6%. The monthly payment is $90,155 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of any of the 2,000,000 outstanding warrants shall be applied to any outstanding balance on the Note. At September 30, 2002 and 2001, $3,603,281 and $4,440,512, respectively, was outstanding on the Note.

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

        We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, wheel covers and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat and Bombardier. We design, engineer and assemble all accessory products at our headquarters and subcontract the manufacturer of many original equipment components.

	We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We have sold our products to 16 distributors in the United States for the past 21 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 19 international distributors distributing our products to 35 countries.

        Additionally, we are the largest manufacturer of golf car hubcaps in the world. We estimate that we maintain 90% of the Original Equipment Manufacturer hubcap business. We have always sold directly to golf car manufacturers and we believe that we have an excellent distribution network that reaches the after market throughout the United States, Europe and Asia.

Critical Accounting Policies and Estimates

	The Company's discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates including those related to bad debts and inventories. The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

	The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Consolidated Financial
Statements:

Allowance for Doubtful Accounts - the Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

Reserve for Inventory - the Company records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions. If future product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Depreciation of Long-Lived Assets - the Company assigns useful lives for long-lived assets based on periodic studies of actual asset lives and the intended use for those assets. Any change in those assets lives would be reported in the statement of operations as soon as any change in estimate is determined.

Accrued Warranty Costs - the Company records a liability for the expected cost of warranty-related claims as its products are sold. The Company provides a one-year warranty on all of its products except the snowplow blade, which has a limited lifetime warranty. The amount of the warranty liability accrued reflects the Company's estimate of the expected future costs of honoring its obligations under the warranty plan. The estimate is based on historical experiences and known current events. If future estimates of expected costs were to be less favorable, an increase in the amount of the warranty liability accrued may be required.

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At September 30, 2002, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

Results of Operations - Year ended September 30, 2002 vs Year ended September 30, 2001

 	OVERALL. Revenues for the year ended September 30, 2002 increased $505,382, or 3.9%, to $13,363,552 from $12,858,170 for the year ended September 30, 2001. Cost of goods sold increased $610,452, or 6.6%, to $9,867,995 for the year ended September 30, 2002 from $9,257,543 for fiscal 2001. Additionally, gross profit as a percentage of revenue was 26.2% for the year ended September 30, 2002 compared to 28.0% for fiscal 2001. The decrease in gross margin during fiscal 2002 of 1.8% is mainly attributable to an increase in direct labor costs and material costs due to the addition of a new coating process in the Plastic Wheel Cover segment, which was offset by a slight increase in the ATV Accessory segment gross margin as new sales from our Perf-Form oil filter and oil cooler products improved this margin. Selling, general and administrative expenses increased $258,711, or 10.3%, to $2,781,896 for the year ended September 30, 2002 from $2,523,185 for fiscal 2001. The increase in operating expenses is primarily a result of additional spending of approximately $56,000 in professional fees, approximately $72,000 in advertising and promotions, approximately $21,000 in insurance, approximately $47,000 in depreciation and amortization, approximately $25,000 in office and shipping supplies and postage, approximately $24,000 in wages, payroll taxes and related benefits, approximately $14,000 in shop supplies, approximately $42,000 in commissions, and approximately $20,000 in warranty costs coupled with a decrease of approximately $10,000 in repairs and maintenance costs and $77,000 in building rent. Non-operating income (expense) decreased $268,616 to $(227,417) for the year ended September 30, 2002, from $41,199 for fiscal 2001. The decrease is primarily due to an increase of approximately $221,000 of interest expense, a decrease of approximately $26,000 of interest income and approximately $32,000 decrease due to a one-time consulting fee that was earned during fiscal 2001. These decreases were offset by an increase of approximately $16,000 in gains on sale of equipment and approximately $7,000 in truck lease income during the year ended September 30, 2002.

	BUSINESS SEGMENTS As more fully described in Note 18 to the Consolidated Financial Statements, the Company operates two reportable business segments: ATV Accessories and Plastic Wheel Covers. The gross margins are vastly different in our two reportable business segments due to the fact that we assemble our ATV Accessories (i.e. we outsource the ironworks to our main product supplier) and are vertically integrated in our Plastic Wheel Cover segment.

	ATV ACCESSORIES Revenues for the year ended September 30, 2002 increased $457,667, or 4.1%, to $11,594,058 from
$11,136,391 for the year ended September 30, 2001. The increase is attributable to an increase in unit volume of our winches and winch mounts of approximately $295,000, electric blade lift systems of approximately $113,000, and products for John Deere of approximately $176,000. These unit volume increases were offset by decreases in unit volume of our snowplow blades of approximately $95,000 and our mowers of approximately $456,000. Also contributing to the increase in revenues for fiscal 2002 were new sales of our Perf-Form premium oil filter and oil cooler products, which we acquired during the second quarter of fiscal 2002, of approximately $439,000.

	Cost of goods sold increased $32,184, or 0.4%, to $7,933,966 for the year ended September 30, 2002 from $7,901,782 for fiscal 2001. The slight increase is due to a change in the mix of products sold in fiscal 2002 as compared to fiscal 2001 as described above. Gross profit as a percent of revenues was 31.6% for fiscal 2002 compared to 29.0% for the corresponding period in 2001. The increase in gross profit for the year ended September 30, 2002 was attributable to the increase in new sales of our Perf-Form products which have a higher margin and ironwork material costs which were generally held to fiscal 2001 costs or slightly reduced on a majority of our ATV Accessory products for fiscal 2002.

	PLASTIC WHEEL COVERS Revenues for the year ended September 30, 2002 increased $120,947, or 6.1%, to $2,104,953 from $1,984,006 for the year ended September 30, 2001. The increase in revenue was attributable to changes in current market conditions as sales to Original Equipment Manufacturers increased significantly in fiscal 2002. Another factor that contributed to the increase was the implementation of a new coating method, similar to the coating method used for automotive paint, which improves the wheel cover's durability and useful life. For fiscal 2003 our planned new product introductions and improvements will continue to address the needs of this market.

	Cost of goods sold increased $236,181, or 36.7%, to $880,206 for the year ended September 30, 2002 from $644,025 for fiscal 2001. Gross profit as a percent of revenue was 58.2% for the year ended September 30, 2002 compared to 67.5% for the corresponding period in fiscal 2001. The decrease in gross profit for the year ended September 30, 2002 was attributable to increases in production labor and the implementation of the new protective coating process as described above.

	GEOGRAPHIC REVENUE During fiscal 2002, revenue in the United States increased $177,566, or 1.5%, to $12,198,758 from $12,021,192 for the year ended September 30, 2001. Revenue from other countries increased $327,816, or 39.2%, to $1,164,794 from $836,978 for the year ended September 30, 2001. The increase during the fiscal year 2002 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America. The increase during the fiscal year 2002 in revenue from other countries is due to an increase of sales in Canada and Europe.

Results of Operations - Year ended September 30, 2001 vs Year ended September 30, 2000

 	OVERALL. Revenues for the year ended September 30, 2001 increased $444,944, or 3.6%, to $12,858,170 from $12,413,226 for the year ended September 30, 2000. Cost of goods sold increased $119,381, or 1.3%, to $9,257,543 for the year ended September 30, 2001 from $9,138,162 for fiscal 2000. Additionally, gross profit as a percentage of revenue was 28.0% for the year ended September 30, 2001 compared to 26.4% for fiscal 2000. The increase in gross margin during fiscal 2001 of 1.6% is mainly attributable to an increase in unit sales volume of our most profitable product, Snowplow Blades, as well as operational labor efficiencies in our Plastic Wheel Cover segment and a slight decrease of manufacturing overhead costs as a percentage of sales (8.5% of sales in fiscal 2001 versus 8.6% of sales in fiscal 2000). Selling, general and administrative expenses increased $243,099, or 10.7%, to $2,523,185 for the year ended September 30, 2001 from $2,280,086 for fiscal 2000. The increase in operating expenses is primarily a result of additional spending of approximately $79,000 in professional fees, approximately $67,000 in advertising and promotions, approximately $38,000 in insurance, approximately $25,000 in travel costs, approximately $21,000 each in vehicle repairs and depreciation, and approximately $15,000 in research and development costs coupled with a decrease of approximately $18,000 in freight costs and $15,000 in building rent. Non-operating income increased $15,401, or 59.7%, to $41,199 for the year ended September 30, 2001, from $25,798 for fiscal 2000. The increase is primarily due to increases of approximately $10,000 of interest income, approximately $32,000 of consulting income earned and approximately $34,000 of interest expense coupled with a decrease of approximately $14,000 in royalty income and approximately $10,000 in gains on sale of equipment during the year ended September 30, 2001 and the write-off of an investment of the Company of approximately $28,000 during fiscal 2000.

	BUSINESS SEGMENTS As more fully described in Note 18 to the Consolidated Financial Statements, the Company operates two reportable business segments: ATV Accessories and Plastic Wheel Covers. The gross margins are vastly different in our two reportable business segments due to the fact that we assemble our ATV Accessories (i.e. we outsource the ironworks to our main product supplier) and are vertically integrated in our Plastic Wheel Cover segment.

	ATV ACCESSORIES Revenues for the year ended September 30, 2001 increased $480,314, or 4.5%, to $11,136,391 from
$10,656,077 for the year ended September 30, 2000. The increase is attributable to an increase in unit volume of our Snowplow
Blades.

	Cost of goods sold increased $136,887, or 1.8%, to $7,901,782 for the year ended September 30, 2001 from $7,764,895 for fiscal 2000. The increase is due to an increase in material costs during fiscal 2001 as compared to fiscal 2000. Gross profit as a percent of revenues was 29.1% for fiscal 2001 compared to 27.1% for the corresponding period in 2000. The increase in gross profit for the year ended September 30, 2001 was attributable to the increase in unit sales volume of our most profitable product, the Snowplow Blade as discussed above.

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

	GEOGRAPHIC REVENUE During fiscal 2001, revenue in the United States increased $398,406, or 3.4%, to $12,021,192 from $11,622,786 for the year ended September 30, 2000. Revenue from other countries increased $46,538, or 5.9%, to $836,978 from $790,440 for the year ended September 30, 2000. The increase during the fiscal year 2001 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America. The increase during the fiscal year 2001 in revenue from other countries is due to an increase of sales in Canada and Europe.

 Liquidity and Capital Resources

 	Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

        Cash and cash equivalents were $207,162 at September 30, 2002 compared to $274,089 as of September 30, 2000. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $ 1,764,608 at September 30, 2002 compared to $1,995,007 at September 30, 2001. The change in working capital is primarily due to the following:
Inventories increased by $328,571, or 12.5%, to $2,967,285 at September 30, 2002 from $2,638,714 at September 30, 2001, accounts receivable increased by $28,389, or 2.7%, to $1,086,672 at September 30, 2002 from $1,058,283 at September 30, 2001, accounts payable increased $49,773, or 4.7%, to $1,108,344 at September 30, 2002 from $1,058,571 at September 30, 2001, accrued expenses increased $116,655, or 38.4%, to $420,811 at September 30, 2002 from $304,156 at September 30, 2001, and the bank line of credit increased 100% to $400,000 at September 30, 2002 from $0 at September 30, 2001.

        On August 21, 2001, under the terms of a secured credit agreement, the Company entered into a note payable for $4,500,000 (the "Note") with a commercial lender. The Note is collateralized by all of the Company's assets, is payable in monthly installments from September 2001 until July 2006, which includes principal and interest at prime + 0.75% (6% at September 30, 2002), with a final payment upon maturity on July 25, 2006. The monthly payment is $90,115 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Note or the Line of Credit described below. At September 30, 2002 and 2001, $3,603,281 and
$4,440,512, respectively, was outstanding on the Note.

        Under the terms of the secured credit agreement noted above, the Company had a Line of Credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 1.25% (6% at September 30, 2002) and is collateralized by all of the Company's assets. The Line of Credit matures on September 1, 2003. At September 30, 2002 and 2001, $400,000 and $-0-,
respectively, was outstanding on the Line of Credit.

	In addition, the secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At September 30, 2002, the Company did not attain the minimum level required of two of the covenants, term debt coverage and working capital. However, the Company did obtain a waiver of compliance from the commercial lender for both of these covenants. Management plans to work with the commercial lender to revise the secured credit agreement in order that covenants can be met in the future.

 	Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2003. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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

        All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results (in particular, statements under Part II, Item
6, Management's Discussion and Analysis of Financial Condition and Results of Operations), contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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


Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets determined to have a finite useful life be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with SFAS No. 142 until its life is determined to no longer be indefinite.

        The Company adopted the provisions of SFAS No. 141 and 142 on October 2001, with the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001. However, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized.

        SFAS No. 141 requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements at the date of adoption.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on our financial position or results of operations.

        Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

        In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.


Item 7.  FINANCIAL STATEMENTS

    	The Financial Statements are included with this report commencing on page F-1.


Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:



Name                   Age      Position                         Director Since
----                   ---      --------                         --------------
Ron Hickman            52       Chief Executive Officer, President
                                and Director                       2001
Dave Davis             37       Chief Financial Officer            -
Marie Matthieson       40       Vice President of Manufacturing    -
Ken Horner             55       Vice President of Marketing        -
Skip Miller            62       Director                           2001
Jim Danbom             59       Director                           2001
L.G. Bob Hancher Jr.   49       Director                           2001
Rod Simonson           47       Director                           2001



Skip Miller was President of Armstrong Wheels from 1970 until 1998. Then in 1999 from his Chief Executive Officer position, Mr. Miller consummated the company's highly lucrative buy-out from the international conglomerate GKN Wheels. The selling of Armstrong Wheels for an impressive premium price was largely based on his ability to build the company with consistent double-digit annual growth. Mr. Miller participates on the Audit and Operations committees of the board. Mr. Miller is currently serving a two year term, which will end in 2003.

Jim Danbom was our founder and served as our president from 1981 to 2001. Mr. Danbom will lead the Operations and Planning committees of the board. He has successfully created numerous businesses in his 26 year career. Having successfully created our products at Cycle Country, Mr. Danbom will now focus on acquisitions and new product development while serving on the Operations and Planning committees. Mr. Danbom is currently serving a three-year term, which will end in 2004.

L.G. Bob Hancher Jr. has served as Chief Financial Officer of Commerce Street Venture Group since 2000. Mr. Hancher graduated from Iowa University in 1974. He served as Field Auditor and Territory Manager of Shell Oil Co from 1974 to 1978 and the Director of Marketing of Raynor Garage from 1978 to 1988. In 1993, Mr. Hancher co-founded, and is now a past President of International Sports Management, leaving in 2000 to co-found Commerce Street Venture Group. Mr. Hancher participates on the Planning and Audit committees of the board. Mr. Hancher is currently serving a three-year term, which will end in 2004

Rod Simonson became a franchisee for Piccadilly Circus Pizza, Inc. in 1980 by owning and operating 1 of the 5 restaurants under the company's umbrella. Shortly thereafter, Mr. Simonson purchased the parent company and became President of Piccadilly. By 1987, the company became Land Mark Products, Inc., the licensing company for Piccadilly Circus Pizza. Under his leadership, the company evolved from several sit-down pizzerias to a complete turnkey operational partner in convenience stores, malls, hotels, amusement parks and video stores. Today, there are over 800 locations primarily in convenience stores throughout 42 states in the Continental U.S. Mr. Simonson is serving on the Planning and Audit committees of the board. Mr. Simonson is currently serving a two year term, which will end in 2003.

Ron Hickman, who became our President on August 1, 2001, has been a CPA for 26 years, and was our accountant from our inception until he took a position as General Manager for us in 1996. Mr. Hickman is on the Operations and Planning committees of the company. Mr. Hickman is currently serving a three-year term, which will end in 2004.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     	The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the fiscal years ended September 30, 2002, 2001 and 2000 to our Chief Executive Officer and our other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year.


Annual Compensation

                                                             Other          Restricted     Securities                   All
     Name and         Fiscal                                 Annual           Stock        Underlying     LTIP         Other
Principal Position     Year        Salary     Bonus       Compensation        Awards        Options      Payouts    Compensation
------------------    ------       ------     -----       ------------      ----------     ----------    -------    ------------

Ronald Hickman,
President             2002         150,000    15,000         500(F1)            0              0            0        7,476 (F4)
                      2001         104,808    30,000         500(F1)            0              0            0        6,469 (F2)
                      2000         100,000   130,500           0                0              0            0        5,958 (F3)


Jim Danbom,
Past President        2002          75,000      0            500(F1)            0              0            0        8,044 (F6)
                      2001         156,817      0              0                0              0            0        1,818 (F5)
                      2000         165,467      0              0                0              0            0        2,293 (F5)

<F1>
(1)	Christmas bonus.
<F2>
(2)	Comprised of $1,444 value of personal use of company auto
and $5,025 paid for health insurance.
<F3>
(3)	Comprised of $1,510 value of personal use of company auto
and $4,448 paid for health insurance.
<F4>
(4)     Comprised of $1,913 value of personal use of company auto
and $5,563 paid for health insurance.
<F5>
(5)     Comprised entirely of value of personal use of company auto.
<F6>    Comprised of $2,481 value of personal use of company auto and
$5,563 paid for health insurance.


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


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:


                                       Number of
Name and Address of                     Shares              Percent
Beneficial Owner                        Owned                Owned
----------------                        -----                -----


Ron Hickman                             281,000              7.48%
C/o Cycle Country Accessories Corp.
2188 Highway 86
Milford, Iowa 51351


Jim Danbom                              853,750             22.72%
106 Channel Court
Marco Island, FL 34145


Jan Danbom                              813,750             21.65%
106 Channel Court
Marco Island, FL 34145

Commerce Street Venture Group           351,250             9.35%
10401 North Meridian St., Suite 300
Indianapolis, IN 46290


All Directors and Officersas a Group  1,216,758             32.38%
(8 Persons)

Item 12. CERTAIN TRANSACTIONS

        In August 2000, we entered into a $100,000 note payable agreement with Land Mark Leasing, Inc., which is wholly owned by stockholders of Cycle Country and is controlled by Jim Danbom, our former President. This note accrued interest at 6.6% and was repaid with interest within 90 days. During the year ended September 30, 2001 consulting fees of approximately $31,600 were paid to the Company by Land Mark Products, Inc., which was previously owned 10% by certain stockholders of Cycle Country.

        We previously leased certain facilities from Jim Danbom, our former President and Jan Danbom, his wife under operating lease agreements, which obligated us for monthly lease payments of $25,320 per month through October 31, 2006 and $4,000 per
month through September 30, 2004.    Total payments under these
leases for the period October 1, 2000 through August 20, 2001 was approximately $313,000. We purchased the land and building that these leases pertained to on August 21, 2001 and cancelled the remaining term of these leases. No penalties were incurred by the Company in connection with the cancellation of the operating leases.

        In March of 2002, Jim Danbom, director, identified Perf-Form Products, Inc. as a potential acquisition. The company was purchased on March, 11, 2002 for $462,100 in cash and 22,500 shares of stock for a total purchase price of approximately $528,800.

        In June of 2002, the company identified Weekend Warrior, an acquisition which closed in June of 2002. The purchase was made for 10,000 shares of stock. The company's technology and products allow many of the Weekend Warrior products to be immediately useful in the Lawn and Garden applications.

	In August of 2002, Bob Hancher, director, purchased 35,000 shares of the Company's common stock at $2.61 per share on the open market.

	In August of 2002, Jim Danbom, director, purchased 10,000 shares of the Company's common stock at $2.40 per share on the open market.

	In August of 2002, Rod Simonson, director, purchased
13,400 shares of the Company's common stock at $2.60 per share on the open market.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the last quarter of the period covered by this report.


Item 14. CONTROLS AND PROCEDURES

	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        During the 90 day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 31, 2002.

                            CYCLE COUNTRY ACCESSORIES CORP.

                            By:     /s/ Ron Hickman
                                    ----------------
                                    Ron Hickman
                                    Principal Executive Officer,
                                    President and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 31, 2002.

By:	/s/ Ron Hickman		Principal Executive Officer,
       -------------------      President and
       	Ron Hickman 		Director


By:     /s/ David Davis         Principal Financial Officer and
        ------------------      Principal Accounting Officer
        David Davis

By:	/s/ Skip Miller		Director
        ------------------
	Skip Miller

By:	/s/ Jim Danbom		Director
        ------------------
	Jim Danbom

By:	/s/ L.G. Hancher Jr.		Director
        --------------------
	L.G. Hancher Jr.

By:	/s/ Rod Simonson		Director
        --------------------
	Rod Simonson

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

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

    Consolidated Statements of Income........................ F-4

    Consolidated Statements of Stockholders' Equity.......... F-5

    Consolidated Statements of Cash Flows.................... F-6


Notes to Consolidated Financial Statements................... F-8

Independent Auditors' Report


To the Board of Directors and Stockholders of Cycle Country Accessories Corp. and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Cycle Country Accessories Corp. and Subsidiaries (the "Company") as of September 30, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.







Orlando, Florida
December 7, 2002

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                          Consolidated Balance Sheet

                             September 30, 2002




                        Assets                            2002
                        ------                            ----

Current assets:
        Cash and cash equivalents                       $   207,162
         Accounts receivable - trade, net                 1,086,672
        Inventories                                       2,967,285
        Taxes receivable                                    184,624
        Deferred income taxes                                76,251
        Prepaid expenses and other                           62,349
                                                        -----------

                Total current assets                      4,584,343

         Property, plant, and equipment, net              2,558,328
        Intangible assets, net                              233,238
        Goodwill                                             41,700
        Other assets                                         79,459
                                                        -----------

                Total assets                            $ 7,493,193
                                                        ===========


              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
        Accounts payable                                $ 1,108,344
        Accrued expenses                                    420,811
        Bank line of credit                                 400,000
        Current portion of bank note payable                890,580
                                                         ----------

                Total current liabilities                 2,819,735

         Bank note payable, less current portion          2,712,701

        Deferred income taxes                                51,788
                                                         ----------

                Total liabilities                         5,584,224

Stockholders' equity:
        Common stock                                            395
        Additional paid-in capital                        1,726,266
        Retained earnings (deficit)                         186,183
                                                         ----------

           Total stockholders' equity                     1,912,844
                                                         ----------

           Total liabilities and stockholders' equity   $ 7,497,068
                                                         ==========



See accompanying notes to the consolidated financial statements.

                   CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  For the years ended September 30, 2002 and 2001



                                                     2002                  2001
                                                     ----                  ----

Net sales                                         $13,257,895             12,748,793
Freight income                                        105,657                109,377
                                                  -----------             -----------

      Total revenue                                13,363,552              12,858,170

Cost of goods sold                                 (9,867,995)             (9,257,543)
                                                  -----------             -----------

      Gross profit                                  3,495,557               3,600,627

 Selling, general and administrative expenses      (2,781,896)             (2,523,185)
                                                  -----------             -----------

      Income from operations                          713,661               1,077,442

 Non-operating income (expense), net                 (227,417)                 41,199
                                                  -----------             -----------

      Income before provision for income taxes        486,244               1,118,641

Income tax expense (benefit)                          177,403                 (55,360)
                                                  -----------             -----------

      Net income                                  $   308,841               1,174,001
                                                  ===========             ===========

Weighted average shares outstanding:

        Basic                                       3,757,261               3,625,000
        Diluted                                     3,757,261               4,025,000

Earnings per share:

        Basic                                     $      0.08                    0.32
        Diluted                                   $      0.08                    0.29




See accompanying notes to the consolidated financial statements.


                  CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Consolidated Statements of Stockholders' Equity

                     Years ended September 30,2002 and 2001





                                                         Additional
                                         Common          paid-in         Retained
                                         Stock           capital         earnings         Total
                                         --------        --------      -----------     ----------

 Balances at September 30, 2000         $    363             -            (256,059)       (255,696)

 Net income                                  -               -           1,174,001       1,174,001

 Distributions paid as an
   S Corporation                             -               -          (1,040,600)     (1,040,600)

 Value assigned in acquistion
   of land and building                      -            994,641            -             994,641
                                        ---------        --------      ------------    ------------

 Balances at September 30, 2001              363          994,641         (122,658)        872,346

Net income                                   -               -             308,841         308,841

Issuance of common stock for repayment
  of due to related parties                   19          566,681            -             566,700

Issuance of common stock to employees
  for compensation                            12          136,445            -             136,457

Issuance of common stock for acquisition
  of net assets of Weekend Warrior             1           28,499            -              28,500
                                       ----------         -------      ------------    ------------

 Balances at September 30, 2002         $    395        1,726,266          186,183       1,912,844
                                       ==========       =========      ============    ============      ===========    ===========


See accompanying notes to the consolidated financial statements.


                 CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 For the years ended September 30, 2002 and 2001

                                                                          2002            2001
                                                                          ----            ----

Cash flows from operating activities:
        Net income                                                     $  308,841        1,174,001
        Adjustments to reconcile net income to net cash
	  provided by operating activities:
                Depreciation                                              281,753          227,820
                Inventory reserve                                          41,000           45,000
                Deferred income taxes                                      30,897          (55,360)
                Amortization                                               11,762              -
                Gain on sale of equipment                                 (17,010)            (974)
                Provision for uncollectible accounts                          -             10,000
		(Increase) decrease in assets:
                         Accounts receivable - trade, net                 (28,389)        (290,616)
                        Inventories                                      (219,006)         107,603
                        Taxes receivable                                  (84,107)        (100,517)    -
                        Prepaid expenses and other                          1,461           29,701
                        Other assets                                          881           95,253
		Increase (decrease) in liabilities:
                        Accounts payable                                   49,773          428,519
                        Accrued expenses                                  253,105           42,706
                                                                        ---------          --------

                            Net cash provided by operating activities     630,961        1,713,136

Cash flows from investing activities:
         Purchase of property, plant, and equipment                      (270,478)        (696,335)
         Acquisition of net assets - subsidiary                           (12,065)             -
         Proceeds from sale of property, plant, and equipment              21,886           42,579
        Payments received on notes receivable                                 -             46,000
                                                                        ---------          --------

                       Net cash used in investing activities             (260,657)        (607,756)



Cash flows from financing activities:
        Payments on bank note payable                                    (837,231)         (59,488)
        Net borrowings from bank line of credit                           400,000              -
        Payments on short-term note payable                                   -           (100,000)
        Distributions paid to stockholders as an S corporation                -         (1,040,600)
                                                                       -----------      -----------

                 Net cash used in financing activities                   (437,231)      (1,200,088)

                 Net decrease in cash and cash equivalents                (66,927)         (94,708)

Cash and cash equivalents - beginning of year                             274,089          368,797
                                                                       -----------       ---------

Cash and cash equivalents - end of year                                $  207,162          274,089
                                                                       ===========       =========


See the accompanying notes to the consolidated financial statements.



                 CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES


                                                                      2002             2001
                                                                     -------          -------

Supplemental disclosures of cash flow information:

	Cash paid during the year for:
                Interest                                            $  256,419          32,349
                                                                    ===========      ==========

                Income taxes                                        $  331,130             -
                                                                    ===========      ==========

Supplemental schedule of non-cash financing and investing activities:

	Non-cash transaction incurred during the year for:

            Issuance of common stock for repayment of due to
              related parties                                       $  566,700             -
                                                                    ===========      ==========
            Acquisition of net assets - subsidiary with funds
              advanced by related parties                           $  516,700             -
                                                                    ===========      ==========
            Issuance of common stock for payment of
              employee compensation                                 $  106,457             -
                                                                    ===========      ==========

            Increase in prepaid expenses advanced by related party  $   50,000             -
                                                                    ===========      ==========
            Issuance of common stock for payment of accrued officer
              bonus                                                 $   30,000             -
                                                                    ===========      ==========
            Issuance of common stock for acquisition of net assets
              of Weekend Warrior                                    $   28,500             -
                                                                    ===========      ==========
            Purchase of all of the outstanding stock of
              Cycle Country - Iowa                                  $      -         4,500,000
                                                                    ===========      ==========

            Value assigned in acquisition of land and building      $      -           994,641
                                                                    ===========      ==========



See accompanying notes to the consolidated financial statements.


                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          September 30,2002 and 2001

(1)	Summary of Significant Accounting Policies

(a)	Reporting Entity and Principles of Consolidation

	The consolidated financial statements include the accounts of Cycle Country Accessories Corp. (a Nevada corporation) ("Cycle Country (Nevada)") and its wholly-owned subsidiaries, Cycle Country Accessories Corp. (an Iowa corporation) ("Cycle Country
        (Iowa)") and Perf-Form, Inc. ("Perf-Form") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Nature of Business

	The Company is primarily engaged in the design, assembly, sale and distribution of accessories for all terrain vehicles ("ATVs") to various distributors, dealers and wholesalers throughout the United States of America, Canada, Mexico, South America, Europe, and the Pacific area. Additionally, the Company manufactures, sells, and distributes injection-molded plastic wheel covers for vehicles such as golf carts, lawn mowers, and light-duty trailers. The Company's headquarters and assembly plant are located in Milford, Iowa. The Company has a second assembly plant located in Big Lake, Minnesota.

(c)	Revenue Recognition

	Revenue is recognized when the product is shipped to distributors, dealers, wholesalers, or other customers and risk of loss transfers to an unrelated third party. Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying consolidated statements of income. Royalty income earned in connection with the rights to sell a product developed by the Company is recognized as earned and included in non-operating income in the accompanying consolidated statements of income. Sales were recorded net of sales discounts and allowances of approximately $441,000 and $372,000 in fiscal 2002 and 2001, respectively.

(d)	Cost of Goods Sold

	The components of cost of goods sold in the accompanying consolidated statements of income include all direct materials and direct labor associated with the assembly and/or manufacturing of the Company's products. In addition, an allocation of factory overhead costs is included in cost of goods sold.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




(1)	Summary of Significant Accounting Policies, Continued

(e)	Allowances

	The Company provides appropriate provisions for uncollectible accounts and credit for returns based upon factors surrounding the credit risk and activity of specific customers, historical trends, and other information. In the opinion of management of the Company, no provision is deemed necessary for credit for returns at September 30, 2002. The provision for uncollectible accounts of $10,000 at September 30, 2002 reflects management's best estimate of future uncollectible accounts.

(f)	Use of Estimates

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

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(1)	Summary of Significant Accounting Policies, Continued

(j)	Goodwill and Other Intangible Assets

	Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's March 11, 2002 acquisition (see Note 3) is not being amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value.

	Other intangible assets are stated at cost and consist of trademarks, covenant not-to-compete agreements, and patents.
        The trademarks arising from the Company's March 11, 2002 and June 13, 2002 acquisitions (see Note 3) have been deemed to have an indefinite life and as such will not be amortized. The covenant not-to-compete agreements are being amortized over their estimated useful lives (5 years for both) and the patents are being amortized over their remaining useful lives of 11 years and 12 years, respectively.

(k)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

	The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(l)	Investment in Golden Rule (Bermuda) Ltd.

	The investment in Golden Rule (Bermuda) Ltd. stock is recorded at cost due to less than 20% ownership.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(1)	Summary of Significant Accounting Policies, Continued

(m)	Warranty Costs

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

	Prior to August 21, 2001, Cycle Country had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code ("IRC"). Under these provisions, the stockholders reported their proportionate share of the Company's income on their individual tax returns. Therefore, no provision or liability for federal or state income taxes had been included in the consolidated financial statements prior to August 21, 2001. An S corporation may elect to use a fiscal tax year. However, due to this election, the Company must make "required payments" to reflect the estimated tax deferral the stockholders receive through the use of a fiscal tax year. The S corporation tax deposit represents the "required payments" paid by the Company to compensate the U.S. government for the taxes the stockholders would have paid had the Company used a calendar year-end. Effective August 21, 2001, the Company's S corporation tax status was terminated (see Note 2). After the Company's final S corporation tax return was filed, the Company received a refund of the "required payments" tax deposit of $100,517.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(1)	Summary of Significant Accounting Policies, Continued

(o)	Distributor Rebate Payable

	The Company offers an annual rebate program (the "Program") for its ATV accessory distributors. The Program provides for a 7% rebate on purchases of certain eligible products during the Program period if certain pre-determined cumulative purchase levels are obtained. The Program rebate is provided to the applicable distributors as a credit against future purchases of the Company's products. The Program rebate liability is calculated and recognized as eligible products are sold based upon factors surrounding the activity and prior experience of specific distributors and is included in accrued expenses in the accompanying consolidated balance sheets. The distributor rebate expense totaled approximately $408,000 and $456,000 in fiscal 2002 and 2001, respectively.

	In November 2001, the Emerging Issues Task Force released Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) (EITF 01-09). Upon adoption of EITF 01-09 on January 1, 2002, the Company was required to classify the distributor rebate expense as a reduction of sales. The Company previously classified this expense as a selling, general, and administrative expense in its consolidated statements of income. Upon adoption of EITF 01-09, approximately $408,000 and $456,000 for the fiscal years ended September 30, 2002 and 2001, respectively, were reclassified as a reduction of sales. Because adoption of EITF 01-09 solely resulted in reclassification within the consolidated statements of income, there is no impact on the Company's financial condition, operating income, or net income.

(p)	Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

(q)	Advertising

	Advertising consists primarily of television, videos, newspaper and magazine advertisements, product brochures and catalogs, and trade shows. All costs are expensed as incurred. Advertising expense totaled approximately $438,000 and $366,000 in fiscal 2002 and 2001, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(1)	Summary of Significant Accounting Policies, Continued

(r)	Research and Development Costs

	Research and development costs are expensed as incurred.
        Research and development costs incurred during fiscal 2002 and 2001 totaled approximately $178,000 and $137,000, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

(s)	Shipping and Handling Costs

        Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs incurred totaled approximately $202,000 and $206,000 in fiscal 2002 and 2001, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

(t)	Concentration of Credit Risk

	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. At various times throughout fiscal 2002 and 2001 and at September 30, 2002, cash balances held at some financial institutions were in excess of federally insured limits.

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

	The ATV accessories market is seasonal as retail sales of snowplow equipment are generally higher in the fall and winter, and sales of farm and garden equipment are generally higher in the spring and summer. Accordingly, demand for the Company's snowplow equipment is generally higher in the summer and fall (the Company's fourth and first fiscal quarters) as distributors and dealers build inventories in anticipation of the winter season, and demand for the Company's farm and garden and golf equipment is generally highest in the late winter and spring (the Company's second and third fiscal quarters) as distributors and dealers build inventories in anticipation of the spring season.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(1)	Summary of Significant Accounting Policies, Continued

(u)	Seasonality and Weather, Continued

	Demand for snowplow, farm and garden and golf equipment is significantly affected by weather conditions. Unusually cold winters or hot summers increase demand for these aforementioned products. Mild winters and cool summers usually have the opposite effect.

(v)	Fair Value of Financial Instruments

	The carrying amount of cash and cash equivalents, accounts receivable, taxes receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The fair value of the bank note payable and line of credit are assumed to approximate the recorded value because there have not been any significant changes in specific circumstances since the note and line were originally recorded.

(w)	Reclassifications

	Certain prior periods' balances have been reclassified to conform with the current year financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

(x)	Recent Accounting Pronouncements

	In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and
        SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets determined to have a finite useful life be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with SFAS No. 142 until its life is determined to no longer be indefinite.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(1)	Summary of Significant Accounting Policies, Continued

(x)	Recent Accounting Pronouncements, Continued

	The Company adopted the provisions of SFAS No. 141 and No. 142 on October 2001, with the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001. However, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized.

	SFAS No. 141 requires the Company to evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements at the date of adoption.

	In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to (a) all entities and
        (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets,
        except for certain obligations of lessees.   SFAS No. 143 is
        effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a material impact on our financial position or results of operations.

        Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation of a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. The adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(1)	Summary of Significant Accounting Policies, Continued

(x)	Recent Accounting Pronouncements, Continued

	In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting
        Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds
        SFAS No. 44, "Accounting for Intangible Assets for Motor
        Carriers."  SFAS No. 145 amends
        SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.


	In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

(2)	Organization, Merger, Acquisitions of Common Stock of Cycle Country
(Iowa) and Operating Facility and Initial Public Offering

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

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(2)	Organization, Merger, Acquisitions of Common Stock of Cycle Country
(Iowa) and Operating Facility and Initial Public Offering, Continued

        On August 14, 2001, Cycle Country (Iowa) and Okoboji Industries merged. Okoboji Industries manufactured the plastic wheel covers for what is considered the Company's Plastic Wheel Cover segment (see
        Note 18). Since both Cycle Country (Iowa) and Okoboji Industries were entities under common control, this transaction has been accounted for in a manner similar to a pooling of interests.

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

        On August 29, 2001, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") to register a total of 5,625,000 shares of common stock, 2,000,000 shares of which relate to warrants (see Note 12a). The Registration Statement on Form SB-2 (Amendment No. 3) was declared effective by the SEC on November 28, 2001, File No. 333-68570.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(3)	Acquisition of Assets

        On March 11, 2002, the Company entered into an asset purchase agreement to purchase certain assets from Perf-form Products, Inc. ("Perf-form Products") for approximately $462,100 in cash and 22,500 shares of the Company's common stock for a total purchase price of approximately $528,800. One of the Company's stockholders paid $450,000 of the cash consideration and another stockholder provided the 22,500 shares of the Company's common stock used in the acquisition. Both of these stockholders were subsequently reimbursed with shares of the Company's common stock. The shares of the Company's common stock issued both to effect the acquisition and reimburse the stockholders were valued at the market price on the date of acquisition. Perf-form Products manufactured, sold, and distributed premium oil filters and related products for the motorcycle and ATV industries. As a result of the acquisition, the Company expects to be able to provide Perf-form Products a much larger distribution channel through it's existing distributor network in the United States and abroad; thereby, allowing Perf-form Products to accelerate its sales growth.

        The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets acquired at the date of acquisition. The acquisition resulted in goodwill of $41,700; however, this goodwill recorded will not be amortized as a result of the adoption of SFAS No. 142.

        The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:


At March 11, 2002

Inventory                            $	147,065
Property and equipment                  120,000
Trademark                               100,000
Covenant not-to-compete agreement        70,000
Patent                                   50,000
                                     ----------


	Total assets acquired        $	487,065
                                     ==========

The results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(3)	Acquisition of Assets, Continued

        On June 13, 2002, the Company entered into an asset purchase agreement to purchase certain assets from Weekend Warrior, Inc. ("Weekend Warrior") for 10,000 shares of the Company's common stock for a total purchase price of approximately $28,500. The shares of the Company's common stock were valued at the market price on the date of acquisition. Weekend Warrior manufactured, sold, and distributed a full line of heavy-duty agricultural equipment for the Lawn and Garden and ATV industries; however, Weekend Warrior was inactive for approximately two years preceding the acquisition. As a result of the acquisition, the Company expects to be able to accelerate it's new product introductions for the Lawn & Garden industry.

        The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price has been allocated to reflect the fair value of assets acquired at the date of acquisition.

        The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:


At June 13, 2002

Trademark                               $   9,000
Covenant not-to-compete agreement           8,000
Patent                                      8,000
Inventory                                   3,500
                                        ----------
        Total assets acquired           $  28,500
                                        ==========


        The results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition.

	Assuming the fiscal 2002 acquisitions of Perf-form Products and Weekend Warrior had occurred on October 1, 2000, the consolidated results of operations on a pro forma basis for fiscal 2002 and 2001 would have been approximately as follows:

                                      2002               2001
                                  ------------       ------------

Revenue                           $ 13,588,000        13,323,000
Net income                             344,000         1,249,000
Earnings per share - basic                0.09              0.34
Earnings per share - diluted              0.09              0.31

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(4)	Inventories

	The major components of inventories at September 30, 2002 are summarized as follows:



    Raw materials                             $  1,362,821
    Work in progress                               151,508
    Finished goods                               1,452,956
                                              ------------
    Total inventories                         $  2,967,285
                                              ============



(5)	Prepaid Expenses and Other

	Prepaid expenses and other at September 30, 2002 consisted of the following:



    Prepaid insurance                          $    40,045
    Prepaid promotion                               15,000
    Prepaid royalty                                  2,000
    Prepaid rent                                     5,304
                                               -----------
        Total prepaid expenses and other       $    62,349
                                               ===========


(6)	Acquired Intangible Assets

Acquired intangible assets at September 30, 2002 consist of the following:



                                     Gross Carrying     Accumulated
                                        Amount          Amortization
                                     --------------     ------------

Amortized intangible assets:
  Covenant not-to-compete agreements   $  78,000          (8,833)
  Patents                                 58,000          (2,929)
                                      -----------       ----------
                                         136,000         (11,762)
                                      -----------       ----------

Unamortized intangible assets:
  Trademarks                             109,000
                                      -----------
    Total acquired intangible assets   $ 245,000
                                      ===========

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(6)	Acquired Intangible Assets, Continued

Amortization expense totaled  $11,762 during fiscal 2002.

The estimated future amortization expense for each of the five succeeding years are as follows:

   Year ending September 30,
   -------------------------

     2003                             $	20,812
     2004                               20,812
     2005                               20,812
     2006                               20,812
     2007                               11,979


(7)	Property, Plant, and Equipment

	Property, plant, and equipment, their estimated useful lives, and related accumulated depreciation at September 30, 2002 are summarized as follows:


                                     Range
                                      of
                                     lives
                                      in
                                     years
                                     -----

    Land                                -            $   380,000
    Building                           30              1,133,471
    Shop equipment                      7              1,353,755
    Tooling and dies                    7                662,969
    Vehicles                          3 - 7              640,151
    Office equipment                  3 - 7              466,870
                                                     ------------
                                                       4,637,216
    Less accumulated depreciation                     (2,200,060)
                                                     ------------
                                                       2,437,156
    Construction-in-process                              121,172
                                                     ------------
        Total property and equipment                 $ 2,558,328
                                                     ============

	During fiscal 2001, the Company acquired its operating facility which consisted of land and building from certain stockholders that was previously leased under operating leases
(see Notes 2 and 16).

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(8)	Other Assets

	The major components of other assets at September 30, 2002 are summarized as follows:

        Prepaid royalty - long-term                  $    54,459
        Investment in Golden Rule
          (Bermuda), Ltd.                                 25,000
                                                     ------------
           Total other assets                        $    79,459
                                                     ============
(9)	Accrued Expenses

	The major components of accrued expenses at September 30, 2002 are summarized as follows:


        Distributor rebate payable                   $   193,765
        Accrued salaries and related benefits            142,937
        Accrued warranty expense                          54,156
        Accrued real estate tax                           27,090
        Accrued interest expense                           2,863
                                                     -----------

            Total accrued expenses                   $   420,811
                                                     ===========




(10)	Bank Note Payable

	On August 21, 2001, under the terms of a secured credit agreement, the Company entered into a note payable for $4,500,000 (the "Note") with a commercial lender. The Note is collateralized by all of the Company's assets, is payable in monthly installments from September 2001 until July 2006, which includes principal and interest at prime + 0.75% (6% at September 30, 2002), with a final payment upon maturity on July 25, 2006. The variable interest rate can never exceed 9% or be lower than 6%. The monthly payment is $90,155 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants (see Note 12a) shall be applied to any outstanding balance on the Note or the Line of Credit described below. At September 30, 2002, $3,603,281 was outstanding on the Note.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(10)	Bank Note Payable, Continued

	Under the terms of the secured credit agreement noted above, the Company had a Line of Credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 1.25% (6% at September 30, 2002) and is collateralized by all of the Company's assets. The Line of Credit matures on September 1, 2003. At September 30, 2002, $400,000 was outstanding on the Line of Credit. As of September 30, 2002, $600,000 is available on the Line of Credit.


Future maturities of long-term debt are as follows:

        Year ending September 30,
        -------------------------
                2003                    $	890,580
                2004                            944,489
                2005                          1,003,138
                2006                            765,074
                                        ---------------
                                        $     3,603,281
                                        ===============

        The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. The Company was in noncompliance with the minimum working capital requirement at March 31, 2002 and September 30, 2002, as well as the term debt coverage ratio at September 30, 2002, and has requested and received waivers from the commercial lender for the respective noncompliance in the second and fourth quarters of fiscal 2002.


(11)	Income Taxes

        For the period from October 1, 2000 to August 21, 2001, the Company had elected to be taxed as an S corporation (see Note 1n).
        Therefore, no provision or liability for federal or state income taxes has been included in the accompanying consolidated financial statements for the period October 1, 2000 to August 20, 2001. Effective August 21, 2001, the Company's S corporation tax status was terminated (see Note 2).

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(11)	Income Taxes, Continued

        The provision (benefit) for income taxes for the years ended September 30, 2002 and 2001 consists of the following:


                                              2002        2001

        Current tax provision
           Federal                        $  145,302    $     -
           State                               1,204          -
                                          ----------    ---------
                                             146,506          -
                                          ----------    ---------

        Deferred tax provision (benefit)
           Federal                            29,861     (44,085)
           State                               1,036     (11,275)
                                          ----------    ---------
                                              30,897     (55,360)
                                          ----------    ---------
           Total income tax benefit       $  177,403    $(55,360)
                                          ==========    =========




	Deferred tax assets and liabilities at September 30, 2002 are comprised of the following:



      Deferred tax assets:
         Inventory reserve                           $ 30,376
         Accrued warranty                              19,128
         Accrued vacation                              15,121
         Deferred profit                                4,218
         Allowance for uncollectable accounts           3,533
         Accrued bonus                                  3,875
         Net operating loss                               -
                                                     ---------
           Total deferred assets                       76,251
                                                     ---------
      Deferred tax liability:
         Depreciation                                 (51,788)
                                                     ---------
           Net deferred tax asset                    $ 24,463
                                                     =========

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(11)	Income Taxes, Continued

	These amounts are included in the accompanying consolidated balance sheets at September 30, 2002 under the following captions:


      Current assets                                 $ 76,251
      Non-current liabilities                         (51,788)
                                                     ---------
           Net deferred tax asset                    $ 24,463
                                                     =========


No valuation allowance has been provided for these deferred tax assets at September 30, 2002 as full realization of these assets is more likely than not.

A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate for the years ended September 30, 2002 and 2001 is as follows:


                                          2002                  2001

Federal statutory tax                   $  165,323   34.0%   $ 380,338   34.0%
Change in effective tax rate                 5,975    1.2          -       -
Non deductible expenses                      4,687    1.0          968    0.1
State and local income taxes, net of
    federal tax benefit                      1,418    0.3        3,475    0.3
Tax on income as S corp.                       -       -      (392,201) (35.1)
Cumulative prior year deferred tax
         liability                             -       -       (47,940)  (4.3)
                                        ----------   ----    ---------- -------
  Total income tax provision (benefit)  $  177,403   36.5    $ (55,360)  (5.0)%
                                        ==========   ====    ========== =======


(12)	Stockholders' Equity

(a)	Common Stock

        The Company has 100,000,000 shares of $0.0001 par value common stock authorized and 3,953,000 and 3,625,000 shares issued and outstanding at September 30, 2002 and 2001, respectively. Of the 3,953,000 shares of common stock outstanding, 2,000,000 of these shares of common stock have warrants attached which entitles the holder to purchase one share of common stock per warrant at $4.00 per share beginning March 28, 2002 and ending August 21, 2004. The Company has the right, under certain circumstances, to redeem any unexercised warrants at $0.0001 per share. Cycle Country (Nevada) was organized and incorporated during fiscal 2001 as further described in Note 2.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(12)	Stockholders' Equity, Continued

(b)	Preferred Stock

        The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at September 30, 2002 and 2001, respectively. The Board of Directors is authorized to adopt resolutions providing for the issuance of preferred shares and the establishment of preferences and rights pertaining to the shares being issued, including dividend rates.

        In the event of any dissolution or liquidation of the Company, whether voluntary or involuntary, the holders of shares of preferred stock shall be paid the full amounts of which they shall be entitled to receive before any holders of common stock shall be entitled to receive, pro rata, any remaining assets of the Company available for distribution to its stockholders.

(c)	Registration Statement

        On June 28, 2002, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission ("SEC") to register a total of 65,000 shares of common stock. These shares are to be issued to third party consultants and employees in exchange for services provided. The Registration Statement on Form S-8 was declared effective by the SEC on June 28, 2002.

        On July 3, 2002, the Company filed a Registration Statement on
        Form SB-2 with the SEC to register a total of 500,000 shares of common stock, 155,000 shares of which were offered by a selling stockholder and 345,000 shares of which were offered by the Company. As of September 30, 2002, 310,250 of the 345,000 shares of common stock offered by the Company are not issued nor outstanding. The Registration Statement on Form SB-2 (Amendment No. 1) was declared effective by the SEC on July 25, 2002, File No. 333-
        92002.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(13)	Earnings Per Share

	The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended September 30, 2002 and 2001:


                                 For the year ended September 30, 2002
                                 -------------------------------------

                                Income            Shares        Per-share
                              (numerator)     (denominator)      amount
                              -----------     -------------     ---------

Basic EPS
Income available to common
  stockholders                $  308,841        3,757,261       $    0.08

Effect of Dilutive Securities
Warrants                          -                -                 -
                              ----------        ---------       ---------

Diluted EPS
Income available to common
  stockholders                $  308,841        3,757,261       $    0.08
                              ==========        =========       =========




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
                              ==========        =========       =========

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(14)	Non-Operating Income (Expense)

	Non-operating income (expense) for the years ended September 30, 2002 and 2001 consisted of the following:

                                 2002            2001
                              ----------      ----------

Income:
  Gain on sale of equipment    $  17,010          974
  Truck lease                      6,979          -
  Interest                         5,884       32,204
  Royalties                        1,560        9,670
  Consulting fees                    -         31,559
  Other                               20        1,530
                              -----------     --------
         Total income             31,453       75,937



Expense:
  Interest                      (255,663)     (34,738)
  Other                           (3,207)         -
                              ------------    --------
         Total expense          (258,870)     (34,738)
                              ------------    --------
         Total non-operating
               income, net    $ (227,417)      41,199
                              ===========     ========

(15)	Pension and Profit Sharing Plan

	The Company had a qualified defined contribution profit sharing plan (the "Plan") covering all eligible employees with a specific period of service which was terminated during fiscal 2002. The contributions were discretionary with the Board of Directors. There were no contributions to the Plan by the Company during the years ended September 30, 2002 or 2001.


(16)	Operating Leases

	Cycle Country had committed to a non-cancelable operating lease on its operating facilities with rent of $25,320 per month which was to expire October 31, 2006. In addition, Okoboji Industries had committed to a non-cancelable operating lease on its operating facilities with rent of $4,000 per month which was to expire September 30, 2004. Total lease expense amounted to approximately $ -0- and $313,000 during fiscal 2002 and 2001, respectively.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(16)	Operating Leases, Continued

	During fiscal 2001, the Company acquired the above-mentioned operating facilities and cancelled the remaining term of the operating leases (see Note 2). No penalties were incurred by the Company in connection with the cancellation of the operating leases relating to the acquired land and building.


(17)	Business Concentrations

	At September 30, 2002, customers with the two largest outstanding accounts receivable balances totaled approximately $322,000 or 29% of the gross accounts receivable. At September 30, 2002, the outstanding accounts receivable balances of customers that exceeded 10% of gross accounts receivable are as follows:

                                                   % of Gross
                                  Accounts         Accounts
            Customer              Receivable       Receivable
            --------             ------------     ------------

               A                  $ 173,400           16%
               B                    148,500           13%

	Sales to the Company's major customers, which exceeded 10% of net sales, accounted for approximately 21.0% and 13.5% each of net sales in fiscal 2002, and approximately 18.4%, 16.3%, and 12.4% each of net sales in fiscal 2001.

        The Company believes it has adequate sources for the supply of raw materials and components for its production requirements. The Company's suppliers are located primarily in the state of Iowa. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers for critical components. During fiscal 2002 and 2001, the Company purchased approximately $4,691,000 and $4,839,000, respectively, of raw materials from one vendor, which represented approximately 58% and 63% of materials used in products sold during the respective years.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(18)	Segment Information

	Segment information has been presented on a basis consistent with how business activities are reported internally to management.
        Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts and allowances are not allocated to each of the segments for internal reporting purposes. The Company has two operating segments which assemble, manufacture, and sell a variety of products: ATV Accessories and Plastic Wheel Covers. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, oil filters, spreaders, sprayers, tillage equipment, winch mounts, and utility boxes. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts, lawnmowers, and light-duty trailers. The significant accounting policies of the operating segments are the same as those described in Note 1. Sales of snowplow blades comprised approximately 63% and 74% of ATV Accessories revenues in fiscal 2002 and 2001, respectively. Sales of snowplow blades comprised approximately 55% and 64% of the Company's consolidated total revenues in fiscal 2002 and 2001, respectively.

	The following is a summary of certain financial information related to the two segments:


                                          2002           2001
                                      ------------    ----------
Total revenues by segment
-------------------------
ATV Accessories                       $	11,594,058    11,136,391
Plastic Wheel Covers                     2,104,953     1,984,006
                                      -------------  ------------
        Total revenues by segment       13,699,011    13,120,397
Freight income                             105,657       109,377
Sales discounts and allowances            (441,116)     (371,604)
                                      -------------  ------------
        Total combined revenue        $ 13,363,552    12,858,170
                                      =============  ============


Operating profit by segment
----------------------------
ATV Accessories                       $  3,660,092     3,234,609
Plastic Wheel Covers                     1,224,747     1,339,981
Freight income                             105,657       109,377
Sales allowances                         (441,116)      (371,604)
Factory overhead                       (1,053,824)      (711,736)
Selling, general, and administrative   (2,781,896)    (2,523,185)
Interest income (expense), net           (249,779)        (2,534)
Other income (expense), net                22,362         43,733
Income tax (expense) benefit             (177,403)        55,360
                                      ------------    -----------
        Net income                    $   308,841      1,174,001
                                      ============    ===========

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(18)	Segment Information, Continued



                                     2002          2001
                                ------------   ------------
Identifiable assets
-------------------
ATV Accessories                 $ 5,300,596     4,585,656
Plastic Wheel Covers                824,066       825,130
                                ------------   -----------
  Total identifiable assets       6,124,662     5,410,786
Corporate and other assets        1,372,406     1,293,282
                                ------------   -----------
        Total assets            $ 7,497,068     6,704,068
                                ============   ===========

Depreciation by segment
-----------------------
ATV Accessories                 $    93,766        65,775
Plastic Wheel Covers                 94,822        92,578
Corporate and other                  93,165        69,467
                                ------------   -----------
  Total depreciation            $   281,753       227,820
                                ============   ===========

Capital expenditures by segment
-------------------------------
ATV Accessories                 $   156,156       857,385
Plastic Wheel Covers                124,835       247,371
Corporate and other                 113,690       586,220
                                ------------   -----------
  Total capital expenditures    $   394,681     1,690,976
                                ============   ===========

The following is a summary of the Company's revenue in different geographic areas during the years ended September 30, 2002 and 2001:



                                     2002          2001
                                ------------    -----------
United States                   $ 12,198,758     12,021,192
Other countries                    1,164,794        836,978
                                ------------    -----------
  Total revenue                 $ 13,363,552     12,858,170

	As of September 30, 2002 and 2001, all of the Company's long-lived assets are located in the United States of America. During fiscal 2002 and 2001, ATV Accessories had sales to individual customers which exceeded 10% of total revenues as described in Note 17. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of total revenues during fiscal 2002 and 2001.

                        CYCLE COUNTRY ACCESSORIES CORP.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(19)	Related Party Transactions

	The Company was owed $46,000 at September 30, 2000 on a note receivable by a stockholder of the Company. The note receivable was repaid to the Company during fiscal 2001.

	Land Mark Leasing, Inc., which the Company owed $100,000 at September 30, 2000 under a short-term note payable, is wholly owned by certain stockholders of the Company. The short-term note payable was repaid by the Company during fiscal 2001.

        During the year ended September 30, 2001, consulting fees of approximately $31,600 were paid to the Company by Land Mark Products, Inc. During fiscal 2002 and 2001, Land Mark Products, Inc. was owned 10% by certain stockholders of Cycle Country.

	Through August 20, 2001, the Company leased certain facilities from two of its stockholders under operating lease agreements, which obligated the Company for monthly lease payments of $25,320 per month through October 31, 2006 and $4,000 per month through September 30, 2004 (see Note 16).


(20)	Commitments and Contingencies

(a)	Letters of Credit

	Letters of credit are purchase guarantees that ensure the Company's payment to third parties in accordance with specified terms and conditions which amounted to approximately $179,800 as of September 30, 2002.

(b)	Legal Matters

        The Company is involved in one claim relating to an allegation of patent infringement and one claim relating to alleged product liability. Subsequent to September 30, 2002, both parties to the alleged patent infringement claim have agreed to dismiss the claim, pending approval by the court. The product liability claim is in the preliminary phases. The amount of liability, if any, from the claim cannot be determined with certainty; however, management is of the opinion that the outcomes will not have a material adverse effect on the consolidated financial position or operations of the Company.