Form 10QSB
period 2002-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2003-02-14
CIK 1157758

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                -------------


                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

               For the quarterly period ended December 31, 2002


                                      or

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


Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of February 14, 2003 was 3,953,000 and there were 690 stockholders of record.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

Cycle Country Accessories Corp.
Index to Form 10-QSB

Part 1   Financial Information                                      Page
                                                                    ----


Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - December 31, 2002 ....2


         Condensed Consolidated Statements of Income - Three Months
         Ended December 31, 2002 and 2001 ............................3


         Condensed Consolidated Statements of Cash Flows - Three Months
         Ended December 31, 2002 and 2001 ............................4


         Notes to Condensed Consolidated Financial Statements.........5



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................9

Item 3.  Controls and Procedures ....................................13

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K............................15


Signatures...........................................................16

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
December 31, 2002
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                              $    152,051
   Accounts receivable, net                                  1,163,877
   Inventories                                               2,907,971
   Income taxes receivable                                      77,804
   Deferred income taxes                                        76,251
   Prepaid expenses and other                                   48,922
                                                          ------------
            Total current assets                             4,426,876
                                                          ------------

Property, plant, and equipment, net                          2,843,339
Intangible assets, net                                         228,034
Goodwill                                                        41,700
Other assets                                                    79,280
                                                          ------------
                  Total assets                            $  7,619,229
                                                          ============


                  Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                      $  1,046,785
    Accrued expenses                                           625,604
    Bank line of credit                                        400,000
    Accrued interest payable                                     3,339
    Current portion of bank note payable                       903,371
                                                          ------------
           Total current liabilities                         2,979,099
                                                          ------------
Long-Term Liabilities:
    Bank note payable, less current portion                  2,482,218
    Deferred income taxes                                       51,788
                                                          ------------
             Total long-term liabilities                     2,534,006
                                                          ------------
                  Total liabilities                          5,513,105
                                                          ------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding               -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 3,953,000 shares issued and outstanding         395
    Additional paid-in capital                               1,726,266
    Retained earnings                                          379,463
                                                          ------------
           Total stockholders' equity                        2,106,124
                                                          ------------
Total liabilities and stockholders' equity                $  7,619,229
                                                          ============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income
Three Months Ended December 31, 2002 and 2001
(Unaudited)

                                             2002         2001
                                           ----------   ---------

Revenues:
 Net sales                              $   4,384,927   $ 4,785,171
 Freight income                                29,126        26,253
                                       --------------   -----------
       Total revenues                       4,414,053     4,811,424
                                       --------------   -----------
Cost of goods sold                         (3,315,273)   (3,526,021)
                                       --------------   -----------
       Gross profit                         1,098,780     1,285,403
                                       --------------   -----------
Selling, general, and administrative
   expenses                                  (743,200)     (691,626)
                                       --------------   -----------
      Income from operations                  355,580       593,777
                                       --------------   -----------
Other Income (Expense):
  Interest expense                            (59,658)      (64,068)
  Interest income                                 890         1,495
  Miscellaneous                                 5,188        (2,681)
                                       --------------   -----------
      Total other expense                     (53,580)      (59,892)
                                       --------------   -----------
      Income before provision
         for income taxes                     302,000       533,885
                                       --------------   -----------
Provision for income taxes                   (108,720)     (192,198)
                                       --------------   -----------
      Net income                  $           193,280   $   341,687
                                       ==============   ===========
Weighted average shares outstanding:
   Basic                                    3,953,000     3,698,250
                                       ==============   ===========
   Diluted                                  3,953,000     4,098,250
                                       ==============   ===========
Earnings per share:
   Basic                                $        0.05    $     0.09
                                       ==============   ===========
   Diluted                              $        0.05    $     0.08
                                       ==============   ===========



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2002 and 2001
(Unaudited)


                                               2002               2001
                                          --------------      ------------
                                           (Unaudited)        (Unaudited)

Cash Flows from Operating Activities:
   Net income                             $     193,280      $   341,687
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                            73,892           64,203
         Amortization                             5,204            -
         Inventory reserve                        -               18,000
         Gain on sale of equipment               (3,652)          (1,324)
         (Increase) decrease in assets:
            Accounts receivable, net            (77,205)        (239,040)
            Inventories                          59,314          331,728
            Prepaid expenses and other           13,306            5,760
         Increase (decrease) in liabilities:
            Accounts payable                    (61,559)        (471,166)
            Accrued expenses                    207,656          323,231
            Income taxes payable                106,820          192,198
            Accrued interest payable                476            1,095
                                          --------------       -----------
Net cash provided by operating activities       517,832          566,372
                                          --------------       -----------

Cash Flows from Investing Activities:
   Purchase of equipment                       (358,903)         (66,313)
   Proceeds from sale of equipment                3,652            6,200
                                          --------------       -----------
Net cash used in investing activities          (355,251)         (60,113)
                                          --------------       -----------

Cash Flows from Financing Activities:
   Payments on bank note payable               (217,692)        (207,368)
                                          --------------      ------------
Net cash used in financing activities          (217,692)        (207,368)
                                          --------------      ------------

Net increase (decrease) in cash and
    cash equivalents                            (55,111)         298,891

Cash and cash equivalents, beginning of
   period                                       207,162          274,089
                                          --------------      ------------

Cash and Cash Equivalents, end of
   period                                 $     152,051       $  572,980
                                          ==============      ============


Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $      59,182       $   62,973
                                          ==============      ============

      Income taxes                        $       1,900       $      -
                                          ==============      ============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2002 and 2001
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2002 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

In November 2001, the Emerging Issues Task Force released Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) (EITF 01-09). Upon adoption of EITF 01-09, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified these payments as selling, general, and administrative expenses in its consolidated statements of income. Upon adoption of EITF 01-09, $253,048 as of the three months ended December 31, 2001, was reclassified as a reduction in revenue. Because adoption of EITF 01-09 solely resulted in reclassification within the consolidated statements of income, there is no impact on the Company's financial condition, operating income, or net income.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at December 31, 2002 are summarized as follows:

             Raw materials                              $   1,556,953
             Work in progress                                  45,557
             Finished goods                                 1,305,461
                                                        -------------
                Total inventories                       $   2,907,971
                                                        =============
3.   Accrued Expenses:

The major components of accrued expenses at December 31, 2002 are summarized as follows:

             Distributor rebate payable                 $     392,733
             Accrued salaries and related benefits            130,871
             Accrued warranty expense                          54,156
             Accrued real estate tax                           27,184
             Royalties payable                                 20,660
                                                        -------------
                Total accrued expenses                  $     625,604
                                                        =============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2002 and 2001
(Unaudited)


4.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.



The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2002 and 2001:


                               For the three months ended
                                    December 31, 2002
                            -------------------------------
                              Income       Shares     Per-share
                            (numerator) (denominator)  amount
                          ------------- ------------- ---------

Basic EPS
Income available to common
     stockholders          $ 193,280     3,953,000    $ 0.05

Effect of Dilutive Securities
Warrants                         -           -           -
                          ------------- ------------- ---------
Diluted EPS
Income available to common
     stockholders          $ 193,280     3,953,000    $ 0.05
                          ============= ============= =========



                               For the three months ended
                                    December 31, 2001
                            -------------------------------
                              Income       Shares     Per-share
                            (numerator) (denominator)  amount
                          ------------- ------------- ---------

Basic EPS
Income available to common
     stockholders          $ 341,687     3,698,250    $ 0.09

Effect of Dilutive Securities
Warrants(1)                      -         400,000       -
                          ------------- ------------- ---------
Diluted EPS
Income available to common
     stockholders          $ 341,687     4,098,250    $ 0.08
                          ============= ============= =========

(1) The calculation of the effect of dilutive securities assumes a value of $5.00 for each share of the Company's common stock until traded on the open market on February 11, 2002.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2002 and 2001
(Unaudited)



5.   Segment Information:


Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has two operating segments which assemble, manufacture, and sell a variety of products: ATV Accessories and Plastic Wheel Covers. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility and cargo boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts, lawnmowers, and light-duty trailers. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002. Sales of snowplow blades comprised approximately 73% and 80% of ATV Accessories revenues during the three months ended December 31, 2002 and 2001, respectively. In addition, sales of snowplow blades comprised approximately 67% and 75% of the Company's consolidated total revenues during the three months ended December 31, 2002 and 2001, respectively. Sales of John Deere products, which consists of various blades, a brushguard, a grab light, etc., comprised approximately 10% and 5% of ATV Accessories revenues during the three months ended December 31, 2002 and 2001, respectively. In addition, sales of John Deere product comprised approximately 9% and 5% of the Company's consolidated total revenues during the three months ended December 31, 2002 and 2001, respectively. Sales of winches comprised approximately 7% and 7% of ATV Accessories revenues during the three months ended December 31, 2002 and 2001, respectively. In addition, sales of winches comprised approximately 6% and 6% of the Company's consolidated total revenues during the three months ended December 31, 2002 and 2001, respectively.

The following is a summary of certain financial information related to the two segments during the three months ended
December 31, 2002 and 2001:





                                   2002                2001
                               -------------  ---------------
Total revenues by segment
  ATV Accessories               $ 4,083,228    $ 4,533,265
  Plastic Wheel Covers              457,991        423,122
                               -------------  ---------------
      Total revenues by segment   4,541,219      4,956,387
  Freight income                     29,126         26,253
  Sales allowances                 (156,292)      (171,216)
                               -------------  ---------------
      Total revenues            $ 4,414,053    $ 4,811,424
                               =============  ===============

Operating profit by segment
  ATV Accessories               $ 1,222,935    $ 1,446,911
  Plastic Wheel Covers              265,711        250,120
  Freight income                     29,126         26,253
  Sales allowances                 (156,292)      (171,216)
  Factory overhead                 (262,700)      (266,665)
  Selling, general, and
       administrative              (743,200)      (691,626)
  Interest income (expense),net     (58,768)       (62,573)
  Other income (expense), net         5,188          2,681
  Provision for income taxes       (108,720)      (192,198)
                                ------------  --------------
          Net income (loss)     $   193,280   $    341,687
                                ============  ==============





Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2002 and 2001
(Unaudited)



5. Segment Information, Continued:



The following is a summary of the Company's revenue in different geographic areas during the three months ended December 31, 2002 and 2001:

                             2002               2001
                          ------------     --------------

United States of America  $ 4,070,798      $ 4,432,047
Other countries               343,255          379,377
                          ------------     --------------
          Total revenue   $ 4,414,053      $ 4,811,424
                          ============     ==============



As of December 31, 2002, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of total net revenues, accounted for approximately 18.4%, 16.4%, and 11.8% each of total net revenues during the three months ended December 31, 2002, and approximately 20.6%, 17.8%, and 13.9% each of total net revenues during the three months ended December 31, 2001. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of total net revenues during the three months ended December 31, 2002 or 2001.


6.   Commitments and Contingencies:
            Legal Matters

The Company is involved in one claim relating to alleged product liability. The claim is in the preliminary phases. The amount of liability, if any, from the claim cannot be determined with certainty; however, management is of the opinion that the outcome will not have a material adverse effect on the consolidated financial position or operations of the Company.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At December 31, 2002, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.


OVERALL RESULTS OF OPERATIONS - Three Months Ended December 31, 2002
and 2001


Revenues for the three months December 31, 2002 decreased $397,371, or 8.3%, to $4,414,053 from $4,811,424 for the three months ended December 31, 2001. Cost of goods sold decreased $210,748, or 6.0%, to $3,315,273 for the three months ended December 31, 2002 from $3,526,021 for the three months ended December 31, 2001. Additionally, gross profit as a percentage of revenue was 24.9% for the first quarter ended December 31, 2002 compared to 26.7% for the first quarter ended December 31, 2001. The decrease in revenues during the first quarter ended December 31, 2002 is mainly attributable to a decrease in sales volume of our mainstay product, Snowplow Blades. Decreased Snowplow Blade sales of approximately $594,000, decreased sales of our electric blade lift system of approximately $58,000, and decreased sales of our tire chains of approximately $56,000 were offset by increased sales of John Deere products of approximately $169,000, increased sales of our Plastic Wheel Cover units of approximately $35,000, and new sales of our Perf-Form oil filter and oil cooler products of approximately $97,000. The decrease in revenues can be attributed to decreased sales among all United States and Canadian distributors as their early season order quantities were below last year's order quantities for the first quarter. However, we have orders from these same distributors with scheduled deliveries throughout the month of January and into the first week of February, 2003. During fiscal 2002 our last shipment of snowplow blades and related winter-season product was January 10th, nearly 30 days shorter than the last shipment scheduled for this fiscal year. The decrease of 1.8% in gross profit is primarily the result of an increase in direct labor costs in our Plastic Wheel Cover segment and a decrease in the gross profit margin in our Snowplow Blades. The increased direct labor cost in the Plastic Wheel Cover segment for the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 is due to the additional staffing required to incorporate and operate the clear coating process and it is due to the additional staffing needed to operate two full production shifts and a limited third production shift. Continued growth in sales of our wheel covers has necessitated the expanded multi-shift production to keep up with off-season demand as well as in-season demand. The decrease in the gross profit margin of our Snowplow Blades is the result of actions taken by our management team to address market concerns and to strengthen our position as the leader in accessories for the ATV. A new standard snowplow blade configuration was implemented that increases its durability, features, and use but maintains its competitive pricing. The increase in direct labor and the decreased gross profit margin were offset, somewhat, by a reduction in factory overhead as allocated administrative wages included as part of factory overhead were less for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001. Increasing our Wheel Cover production shifts and reconfiguring our standard snowplow blade, while impacting current operating profits, will strengthen and position the company well going forward to meet the demands of the markets our products compete in and expand our sales and our profits throughout all quarters.

Selling, general, and administrative expenses increased $51,574, or 7.5%, to $743,200 for the three months ended December 31, 2002 from $691,626 for the three months ended December 31, 2001. Increases in operating expenses were approximately $41,000 in advertising, approximately $14,000 in depreciation and amortization, approximately $13,000 in shipping and handling costs, and approximately $13,000 in rent expense. The increase in advertising was primarily due to producing and printing new product catalogs and the increase in rent expense was attributable to leasing facilities in Big Lake, Minnesota where our Perf-Form products are manufactured. The addition of the Perf-Form products also explains most of the increases in depreciation, amortization, shipping and handling costs as Perf-Form was not part of our operations during the three months ended December 31, 2001. These increases were offset by a reduction in licenses and fees of approximately $13,000, a reduction in commissions of approximately $10,000, and a reduction in office and shipping supplies of approximately $6,000.

Interest and miscellaneous income increased approximately $1,900 from the first quarter of fiscal 2002 to the first quarter of fiscal 2003. The increase is primarily due to a gain on sale of equipment of approximately $2,500 which was offset by a reduction of approximately $600 in interest income earned during the first three months of fiscal 2003 versus the first three months of fiscal 2002. Interest expense decreased approximately $4,400 to $59,658 for the three months ended December 31, 2002 from $64,068 for the three months ended December 31, 2001. Interest expense over the remaining quarters of fiscal 2003 should remain constant or decline slightly as the principal balance is continually reduced on the bank note and interest rates remain relatively stable.

We anticipate that our revenues for each of the remaining quarters of fiscal 2003 will exceed the actual results of the second, third and fourth quarters of fiscal 2002, respectively. We also anticipate that each quarter will result in positive net income as management's continuous efforts to address seasonality issues, expand into new markets, and strengthen the market-leading positions of our current products begin to provide financial results. Our introduction of the Weekend Warrior brand of small implements and equipment and continued expansion of marketing those products into the lawn and garden industry will account for the improved second and third quarter fiscal 2003 revenue levels. Also contributing to the improved revenues for the remaining quarters of fiscal 2003 is our projected growth of our Perf-Form premium oil filters and oil coolers as we increase production and devote sales and marketing resources to increase its presence and availability in the marketplace. Weekend Warrior and Perf-Form will also provide the company opportunities for strong sales and profits in quarters that traditionally have been weak for the company due to the seasonality of the ATV accessories market. We are continually addressing the seasonality of the ATV accessories market with our increased sales and marketing efforts to our existing distributors, our focus on new distributors in untapped geographic locations, and continuing to expand our presence in new markets, such as lawn and garden. We foresee selling, general and administrative expenses remaining relatively consistent as a percentage of revenues during the remainder of fiscal 2003 as we maintain our increased usage of existing manufacturing capacity of our operating facility from increased production of new and existing products.


BUSINESS SEGMENTS

As more fully described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this filing, the Company operates two reportable business segments: ATV Accessories and Plastic Wheel Covers. The gross margins are vastly different in our two reportable business segments due to the fact that we assemble our ATV accessories (i.e. we outsource the ironworks to our main product supplier) and we are vertically integrated in our Plastic Wheel Cover segment.

ATV ACCESSORIES - Three Months Ended December 31, 2002 and 2001

Revenues for the three months ended December 31, 2002 decreased $450,037, or 9.9%, to $4,083,228 from $4,533,265 for the three months ended December 31, 2001. The decrease is mainly attributable to a decrease in unit volume of our Snowplow Blade as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the three months ended December 31, 2002 decreased $226,061, or 7.3%, to $2,860,293 from $3,086,354 for the three months ended December 31, 2001. Gross profit as a percent of revenues was 30.0% for the three months ended December 31, 2002 compared to 31.9% for the three months ended December 31, 2001. The decrease in gross profit for the three months ended December 31, 2002 as compared to the corresponding period in fiscal 2002 was attributable to an increase in material costs relative to the prior fiscal year in our snowplow blades and mowers as we moved to address market concerns for both of these products to ensure continued product leadership and growth.

PLASTIC WHEEL COVERS - Three Months Ended December 31, 2002 and 2001

Revenues for the three months ended December 31, 2002 increased $34,869, or 8.1%, to $457,991 from $423,122 for the three months ended December 31, 2001. The increase is attributable to continued above normal demand from our Original Equipment Manufacturer (OEM) customers that has been occurring since the second quarter of last fiscal year. Another factor that contributed to the increase was the implementation of a new coating method which improves the wheel cover's durability and useful life. For fiscal 2003, our planned new product introductions and improvements will continue to address the needs of this market.

Cost of goods sold for the three months ended December 31, 2002 increased $19,278, or 11.1%, to $192,280 from $173,002 for the three months ended December 31, 2001. Gross profit as a percent of revenue was 58.0% for the three months ended December 31, 2002 compared to 59.1% for the three months ended December 31, 2001. The increase in cost of goods and the decrease in gross profit during the three months ended December 31, 2002 as compared to the corresponding period in fiscal 2002 was attributable to increased production staffing required to incorporate the protective coating process and to increase production as described above (See OVERALL RESULTS OF OPERATIONS).

GEOGRAPHIC REVENUE - Three Months Ended December 31, 2002 and 2001

During the three months ended December 31, 2002, revenue in the United States of America decreased $361,249, or 8.2%, to $4,070,798 from $4,432,047 for the three months ended December 31, 2001.
Revenue from other countries decreased $36,122, or 9.5%, to $343,255 for the three months ended December 31, 2002 from $379,377 for the
three months ended December 31, 2001.   The decrease during the three
months ended December 31, 2002 in U.S. revenue is due to a general decrease across all regions previously serviced in the United States of America and in other countries is due to a decrease of sales in Canada.


Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

At December 31, 2002, we had $152,051 in cash and cash equivalents, compared to $207,162 at September 30, 2002. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $1,447,777 at December 31, 2002 compared to $1,764,608 at September 30, 2002. The change in working capital is primarily due to the following: inventories decreased by $59,314, or 2.0%, to $2,907,971 at December 31, 2002 from $2,967,285 at September
30, 2002, accounts receivable increased by $77,205, or 7.1%, to $1,163,877 at December 31, 2002 from $1,086,672 at September 30,
2002, accrued expenses increased by $208,132, or 49.5%, to $628,943 at December 31, 2002 from $420,811 at September 30, 2002, and accounts payable decreased by $61,559, or 5.6%, to $1,046,785 at December 31, 2002 from $1,108,344 at September 30, 2002.

On August 21, 2001, under the terms of a secured credit agreement, the Company entered into a note payable for $4,500,000 (the "Note") with a commercial lender. The Note is collateralized by all of the Company's assets, is payable in monthly installments from September 2001 until July 2006, which includes principal and interest at prime + 0.75% (6% at December 31, 2002), with a final payment upon maturity on July 25, 2006. The variable interest rate can never exceed 9% or be lower than 6%. The monthly payment is $90,155 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Note or the Line of Credit described below. At December 31, 2002 and 2001, $3,385,589 and $4,233,144, respectively, was outstanding on the Note.

	Under the terms of the secured credit agreement noted above, the Company had a Line of Credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 1.25% (6% at December 31, 2002) and is collateralized by all of the Company's assets. The Line of Credit matures on September
1, 2003.  At December 31, 2002 and 2001, $400,000 and $-0-,
respectively, was outstanding on the Line of Credit.

In addition, the secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At December 31, 2002, the Company did not attain the minimum level required for the working capital covenant. However, the Company did obtain a waiver of compliance from the commercial lender for this covenant. Management plans to work with the commercial lender to revise the secured credit agreement in order that covenants can be met in the future.

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

Item 3.   Controls and Procedures

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

All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results (in particular, statements under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations), contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Part II - Other Information


Item 1.   Legal Proceedings

The Company is involved in one claim relating to an alleged product liability. The claim is in its preliminary phases. The amount of liability, if any, from the claim cannot be determined with certainty; however, management is of the opinion that the outcome will not have a material adverse effect on the consolidated financial position or operations of the Company.


There are no reportable events for Item 2 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended
December 31, 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2003.

					CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Ron Hickman
		Ron Hickman
		Principal Executive Officer, President
                and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2003.

By:	/s/ Ron Hickman		Principal Executive Officer, President and
	Ron Hickman 		Director


By:     /s/ David Davis         Principal Financial Officer and
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
	F.L. Miller

By:	/s/ Jim Danbom		Director
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
	Rod Simonson

CERTIFICATIONS
I, Ron Hickman, Chief Executive Officer of Cycle Country Accessories Corp., certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Cycle Country Accessories Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 14, 2003

_______/s/ Ron Hickman__________
Ron Hickman
Chief Executive Officer

CERTIFICATIONS
I, David Davis, Chief Financial Officer of Cycle Country Accessories Corp., certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Cycle Country Accessories Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 14, 2003

_______/s/ David Davis__________
David Davis
Chief Financial Officer