Form 10QSB
period 2003-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2003-05-15
CIK 1157758

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                 FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
OF 1934

          For the transition period from ________ to ________


                     Commission file number: 333-68570
                                             ---------


                      Cycle Country Accessories Corp.
  ---------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


                Nevada                            42-1523809
    --------------------------------    --------------------------------
    (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)


                   2188 Highway 86, Milford, Iowa 51351
    -------------------------------------------------------------------
                (Address of principal executive offices)


                              (712) 338-2701
    -------------------------------------------------------------------
                        (Issuer's telephone number)


    -------------------------------------------------------------------
   (Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  [X]   No [  ]


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of May 14, 2003 was 3,953,000 and there were 668 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

Cycle Country Accessories Corp.
Index to Form 10-QSB


Part 1   Financial Information                                           Page
                                                                         ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - March 31,2003...............2


         Condensed Consolidated Statements of Income - Three Months and Six
         Months Ended March 31, 2003 and 2002...............................3


         Condensed Consolidated Statements of Cash Flows - Six Months
         Ended March 31, 2003 and 2002......................................5


         Notes to Condensed Consolidated Financial Statements...............6



Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................10


Item 3.  Controls and Procedures...........................................15


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K..................................16


Signatures.................................................................17

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2003
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                $     221,814
   Accounts receivable, net                                       730,403
   Inventories                                                  3,196,926
   Taxes receivable                                                68,358
   Deferred income taxes                                           76,251
   Prepaid expenses and other                                      59,263
                                                            --------------
            Total current assets                                4,353,015
                                                            --------------

Property, plant, and equipment, net                             2,974,711
Intangible assets, net                                            222,831
Goodwill                                                           41,700
Other assets                                                       78,940
                                                            --------------
                  Total assets                               $  7,671,197
                                                            ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                         $    814,654
    Accrued expenses                                              687,273
    Bank line of credit                                           830,000
    Accrued interest payable                                        3,120
    Current portion of bank note payable                          916,419
                                                            --------------
           Total current liabilities                            3,251,466
                                                            --------------
Long-Term Liabilities:
    Bank note payable, less current portion                     2,245,027
    Deferred income taxes                                          51,788
                                                            --------------
             Total long-term liabilities                        2,296,815
                                                            --------------
                  Total liabilities                             5,548,281
                                                            --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                 -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 3,953,000 shares issued and outstanding            395
    Additional paid-in capital                                  1,726,266
    Retained earnings                                             396,255
                                                            --------------
           Total stockholders' equity                           2,122,916
                                                            --------------
Total liabilities and stockholders' equity                  $   7,671,197
                                                            ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income
Three Months Ended March 31, 2003 and 2002
(Unaudited)

                                               2003                  2002
                                          --------------        --------------

Revenues:
 Net sales                                $   2,693,455           $ 2,201,108
 Freight income                                  39,107                22,291
                                          --------------        --------------
       Total revenues                         2,732,562             2,223,399
                                          --------------        --------------
Cost of goods sold                           (2,016,333)           (1,516,030)
                                          --------------        --------------
       Gross profit                             716,229               707,369
                                          --------------        --------------
Selling, general, and administrative
   expenses                                    (641,345)             (717,142)
                                          --------------        --------------
      Income (loss) from operations              74,884                (9,773)
                                          --------------        --------------
Other Income (Expense):
  Interest expense                              (49,308)              (64,172)
  Interest income                                   322                 2,792
  Miscellaneous                                     339                16,532
                                          --------------        --------------
      Total other income (expense)              (48,647)              (44,848)
                                          --------------        --------------
      Income (loss) before provision
         for income taxes                        26,237               (54,621)
                                          --------------        --------------
      Income tax (expense) benefit               (9,445)               17,683
                                          --------------        --------------
      Net income (loss)                   $      16,792           $   (36,938)
                                          ==============        ==============
Weighted average shares outstanding:
   Basic                                      3,953,000             3,698,250
                                          ==============        ==============
   Diluted                                    3,953,000             3,856,938
                                          ==============        ==============
Earnings per share:
   Basic                                  $        0.00           $     (0.01)
                                          ==============        ==============

   Diluted                                $        0.00           $     (0.01)
                                          ==============        ==============








See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income
Six Months Ended March 31, 2003 and 2002
(Unaudited)

                                               2003                 2002
                                          --------------          -----------

Revenues:
 Net sales                                $   7,078,382          $  6,986,279
 Freight income                                  68,233                48,544
                                          --------------          ------------
       Total revenues                         7,146,615             7,034,823
                                          --------------          ------------
Cost of goods sold                           (5,331,606)           (5,042,051)
                                          --------------          ------------
       Gross profit                           1,815,009             1,992,772
                                          --------------          ------------
Selling, general, and administrative
   expenses                                  (1,384,545)           (1,408,768)
                                          --------------          ------------
      Income from operations                    430,464               584,004
                                          --------------          ------------
Other Income (Expense):
  Interest expense                             (108,967)             (128,240)
  Interest income                                 1,212                 4,287
  Miscellaneous                                   5,527                19,213
                                          --------------          ------------
      Total other income (expense)             (102,228)             (104,740)
                                          --------------          ------------
      Income before provision for
         income taxes                           328,236               479,264
                                          --------------          ------------
Provision for income taxes                     (118,165)             (174,515)
                                          --------------          ------------
      Net income                          $     210,071           $   304,749
                                          ==============          ============
Weighted average shares outstanding:
   Basic                                      3,953,000             3,698,250
                                          ==============          ============
   Diluted                                    3,953,000             3,982,839
                                          ==============          ============
Earnings per share:
   Basic                                  $        0.05           $      0.08
                                          ==============          ============
   Diluted                                $        0.05           $      0.08
                                          ==============          ============









See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2003 and 2002
(Unaudited)

                                               2003                 2002
                                          --------------          -----------

Cash Flows from Operating Activities:
   Net income                             $     210,071           $   304,749
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           150,596               133,062
         Amortization                            10,407                 1,222
         Inventory reserve                          -                  18,000
         Gain on sale of equipment               (3,842)              (17,010)
         (Increase) decrease in assets:
            Accounts receivable, net            356,269               158,704
            Inventories                        (229,641)             (331,254)
            Prepaid expenses and other          119,872               (54,688)
         Increase (decrease) in liabilities:
            Accounts payable                   (293,690)             (620,718)
            Accrued expenses                    269,325               261,173
            Accrued interest payable                257                  (308)
                                          --------------          ------------
Net cash provided by (used in)
   operating activities                         589,624              (147,068)
                                          --------------          ------------
Cash Flows from Investing Activities:
   Purchase of equipment                       (568,289)             (116,103)
   Acquisition of net assets - subsidiary           -                 (12,065)
   Proceeds from sale of equipment                5,152                21,886
                                          --------------          ------------
Net cash used in investing activities          (563,137)             (106,282)
                                          --------------          ------------
Cash Flows from Financing Activities:
   Payments on bank note payable               (441,835)             (412,718)
   Net borrowings from bank line of credit      430,000               500,000
                                          --------------          ------------
Net cash provided by (used in)
   financing activities                         (11,835)               87,282
                                          --------------          ------------
Net increase (decrease) in cash
   and cash equivalents                          14,652              (166,068)

Cash and cash equivalents, beginning of
   period                                       207,162               274,089
                                          --------------          ------------
Cash and Cash Equivalents, end of
   period                                 $     221,814           $   108,021
                                          ==============          ============
Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $     108,710           $   128,548
                                          ==============          ============
      Income taxes                        $       1,899           $    196,970
                                          ==============          ============
Supplemental schedule of non-cash investing and financing activities:

   Acquisition of net assets -
     subsidiary included in due to
        related parties                   $         -              $   516,700
                                          ==============           ===========
   Increase in prepaid expenses
     included in due to related parties   $         -              $    60,000
                                          ==============           ===========

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2003 and 2002
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2002 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

In November 2001, the Emerging Issues Task Force released Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) (EITF 01-09). Upon adoption of EITF 01-09, the Company was required to classify certain payments to its customers as a reduction of sales. The Company previously classified these payments as selling, general, and administrative expenses in its consolidated statements of income. Upon adoption of EITF 01-09, $(38,896) as of the three months ended March 31, 2002, and $214,152 as of the six months ended March 31, 2002, was reclassified as a reduction in revenue. Because adoption of EITF 01-09 solely resulted in reclassification within the consolidated statements of income, there is no impact on the Company's financial condition, operating income, or net income.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at March 31, 2003 are summarized as follows:

             Raw materials                              $   1,833,947
             Work in progress                                  43,991
             Finished goods                                 1,318,988
                                                        -------------
                Total inventories                       $   3,196,926
                                                        =============

3.   Accrued Expenses:

The major components of accrued expenses at March 31, 2003 are summarized as follows:

             Distributor rebate payable                 $     468,316
             Accrued salaries and related benefits            126,096
             Accrued warranty expense                          52,156
             Accrued real estate tax                           27,260
             Royalties payable                                 13,445
                                                        -------------
                Total accrued expenses                  $     687,273
                                                        =============


4.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2003 and 2002
(Unaudited)


4.   Earnings Per Share, Continued:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and six months ended March 31, 2003 and 2002:



                                  For the three months ended                     For the six months ended
                                      March 31, 2003                                    March 31, 2003
                            ---------------------------------------       --------------------------------------
                             Income          Shares       Per-share       Income       Shares       Per-share

                            (numerator)    (denominator)   amount       (numerator)  (denominator)   amount
                            -----------    -------------  ---------     -----------  -------------  ---------
Basic EPS
Income available to common
     stockholders           $   16,792       3,953,000    $  0.00       $  210,071     3,953,000     $  0.05

Effect of Dilutive Securities
Warrants                           -             -             -             -             -             -
                            ----------     -------------  ---------     -----------  -------------  ---------


Diluted EPS
Income available to common
     stockholders           $   16,792       3,953,000    $  0.00       $  210,071     3,953,000     $  0.05
                            ==========     =============  =========     ===========  =============  =========






                                  For the three months ended                     For the six months ended
                                        March 31, 2002                                 March 31, 2002
                            -----------------------------------------     ------------------------------------

                             Income          Shares       Per-share       Income       Shares       Per-share
                            (numerator)   (denominator)    amount       (numerator) (denominator)    amount
                            -----------   -------------   ---------     ----------  -------------   ---------
Basic EPS
Income (loss) available to
     common stockholders    $  (36,938)    3,698,250      $ (0.01)      $ 304,749     3,698,250      $  0.08

Effect of Dilutive Securities
Warrants <F1>                     -          158,688          -              -          284,589          -
                            -----------   -------------   ---------     ----------  -------------   ---------

Diluted EPS
Income (loss) available to
     common stockholders    $  (36,938)    3,856,938      $ (0.01)     $  304,749     3,982,839      $  0.08
                            ===========   =============   =========     ==========  =============   =========

<F1>
(1) The calculation of the effect of dilutive securities assumes a value of $5.00 for each share of the Company's common stock until traded on the open market on February 11, 2002.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2003 and 2002
(Unaudited)


5.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has three operating segments that assemble, manufacture, and sell a variety of products:
ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, and utility boxes. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts, lawnmowers, and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through our Weekend Warrior subsidiary for garden tractors and ATVs such as lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002. Sales of snowplow blades comprised approximately 53% and 51% of ATV Accessories revenues during the three months ended March 31, 2003 and 2002, respectively, and approximately 66% and 76% of ATV Accessories revenues during the six months ended March 31, 2003 and 2002, respectively. In addition, sales of snowplow blades comprised approximately 42% and 36% of the Company's consolidated total revenues during the three months ended March 31, 2003 and 2002, respectively, and approximately 58% and 66% of the Company's consolidated total revenues during the six months ended March 31, 2003 and 2002, respectively.

The following is a summary of certain financial information related to the three segments during the three months and six months ended March 31, 2003 and 2002:


                                 Three months ended March 31,        Six months ended March 31,

                                   2003               2002              2003             2002
                                -------------   ------------        -------------    ------------

Total revenues by segment
     ATV Accessories             $ 2,205,262     $ 1,569,733         $ 6,288,490     $ 6,102,997
     Plastic Wheel Covers            529,923         671,155             987,914       1,094,277
     Lawn and Garden                  15,282            -                 15,282            -
                                ------------    ------------        -------------    ------------
        Total revenues by segment  2,750,467       2,240,888           7,291,686       7,197,274
                                ------------    ------------        -------------    ------------
     Freight income                   39,107          22,290              68,233          48,544
     Sales allowances                (57,012)        (39,779)           (213,304)       (210,995)
                                ------------    ------------        -------------    ------------
          Total revenues         $ 2,732,562     $ 2,223,399         $ 7,146,615     $ 7,034,823
                                ============    ============        =============    ============



Operating profit by segment
     ATV Accessories             $   675,944     $   558,774         $ 1,880,417     $ 2,201,201
     Plastic Wheel Covers            302,618         425,414             568,328         693,534
     Lawn and Garden                   9,142            -                  9,142            -
     Freight income                   39,107          22,290              68,233          48,544
     Sales allowances                (57,012)        (39,779)           (213,304)       (210,995)
     Factory overhead               (253,570)       (259,330)           (497,807)       (739,512)
     Selling, general, and
       administrative               (641,345)       (717,142)         (1,384,545)     (1,408,768)
     Interest income (expense), net  (48,986)        (61,380)           (107,755)       (123,953)
     Other income (expense), net         339          16,532               5,527          19,213
     Provision for income taxes       (9,445)         17,683            (118,165)       (174,515)
                                 ------------   -------------       -------------    ------------
          Net income (loss)      $    16,792     $   (36,938)        $   210,071     $   304,749
                                 ============   =============       =============    ============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2003 and 2002
(Unaudited)


5.   Segment Information, Continued:

The following is a summary of the Company's revenue in different geographic areas during the three months and six months ended March 31, 2003 and 2002:


                         Three months ended March 31,    Six months ended March 31,
                              2003          2002              2003          2002
                         ------------   -------------    -------------   ----------
United States of America  $ 2,525,404   $ 1,997,693      $ 6,596,202     $ 6,429,740
Other countries               207,158       225,706          550,413         605,083
                         ------------   -------------    -------------   -----------
      Total revenue       $ 2,732,562   $ 2,223,399      $ 7,146,615     $ 7,034,823
                         ============   =============    =============   ===========


As of March 31, 2003, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 17.5% and 10.7% each of net revenues during the three months ended March 31, 2003, and approximately 24.3% of net revenues during the three months ended March 31, 2002. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of net revenues during the three months ended March 31, 2003 or 2002.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 17% and 15.5% each of net revenues during the six months ended March 31, 2003, and approximately 19.8%, 15.1%, 10% each of net revenues during the six months ended March 31, 2002 Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of net revenues during the six months ended March 31, 2003 or 2002.


6.   Contingencies:
     Legal Matters

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

Critical Accounting Policies and Estimates
------------------------------------------

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At March 31, 2003, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

OVERALL RESULTS OF OPERATIONS - Three Months Ended March 31, 2003 and 2002
--------------------------------------------------------------------------

Revenues for the three months ended March 31, 2003 increased $509,163, or 22.9%, to $2,732,562 from $2,223,399 for the three months ended March 31, 2002. Cost of goods sold increased $500,303, or 33%, to $2,016,333 for the three months ended March 31, 2003 from $1,516,030 for the three months ended March 31, 2002. Additionally, gross profit as a percentage of revenue was 26.2% for the second quarter ended March 31, 2003 compared to 31.8% for the second quarter ended March 31, 2002. The increase in revenues during the second quarter ended March 31, 2003 is mainly attributable to an increase in unit sales volume of our mainstay product, Snowplow Blades, as compared to the second quarter of fiscal 2002. Increased Snowplow Blade sales of approximately $491,000, increased sales of John Deere products of approximately $116,000, and increased sales of our Perf-Form premium oil filter and oil cooler products of approximately $139,000 were offset by a decrease in our Plastic Wheel Cover units of approximately $140,000 and decreased winch sales of approximately $106,000. The increase in revenues is due to a significant increase in late season sales by our distributors for our snowplow blades. Deliveries of snowplow blades to our distributors are scheduled through the end of April, 2003. During fiscal 2002 our last shipment of snowplow blades and related winter-season product was January 10th of 2002. Also contributing to the increase in sales is the steady growth of products sold to John Deere as our relationship with them as a preferred vendor continues to expand and the sales of our Perf-Form premium oil filter and oil cooler products as we continue to incorporate these products into our current network of ATV accessory distributors and expand its presence in the motorcycle industry. The decrease of 5.6% in gross profit is primarily the result of an increase in direct labor costs in our Plastic Wheel Cover segment and a decrease in the gross profit margin in our Snowplow Blades and mowers. The increased direct labor cost in the Plastic Wheel Cover segment for the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 is due to the additional staffing required to incorporate and operate the clear coating process. The decrease in the gross profit margin of our Snowplow Blades and mowers is the result of actions taken by our management team to address market concerns and to strengthen our position as the leader in accessories for the ATV. A new standard snowplow blade configuration was implemented that increases its durability, features, and use but maintains its competitive pricing. The increase in direct labor and the decreased gross profit margin were offset, somewhat, by a reduction in factory overhead as various expense categories included as part of factory overhead were less for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Improving our Wheel Cover production processes and reconfiguring our standard snowplow blade, while impacting current operating profits, will strengthen and position the company well going forward to meet the demands of the markets our products compete in and expand our sales and our profits throughout all quarters.

Selling, general, and administrative expenses decreased $75,797, or 10.6%, to $641,345 for the three months ended March 31, 2003 from $717,142 for the three months ended March 31, 2002. Decreases in operating expenses of approximately $45,000 in advertising, approximately $22,500 in office related expenses, approximately
$21,000 in legal and accounting costs, approximately $25,200 in research and development costs and approximately $10,800 in travel expenses were offset by increases in shipping and handling costs of approximately $41,400 and in commission expense of approximately $17,000. The reduction in advertising expense is due to the costs associated with a spokesperson product endorsement contract during fiscal 2002 that management chose not to renew for fiscal 2003 in order to focus the company's advertising budget on achieving higher product exposure in fiscal 2003. The increase in shipping and handling costs is primarily the result of an increase in sales.

Interest and miscellaneous income decreased approximately $18,700 from the second quarter of fiscal 2002 to the second quarter of 2003. The decrease is due to a reduction of approximately $2,500 in interest income earned during the second quarter of fiscal 2003 versus the second quarter of fiscal 2002. Interest expense decreased $14,864, or 23.2% to $49,308 for the three months ended March 31, 2003 from $64,172 for the three months ended March 31, 2002.
Interest expense over the remaining quarters of fiscal 2003 should remain constant or decline slightly as the principal balance is continually reduced on the bank note and interest rates remain relatively stable.

OVERALL RESULTS OF OPERATIONS - Six Months Ended March 31, 2003 and 2002
------------------------------------------------------------------------


Revenues for the six months ended March 31, 2003 increased $111,792, or 1.6%, to $7,146,615 from $7,034,823 for the six months ended March 31, 2002. Cost of goods sold increased $289,555, or 5.7%, to $5,331,606 for the six months ended March 31, 2003 from $5,042,051 for the six months ended March 31, 2002. Additionally, gross profit as a percentage of revenue was 25.4% for the six months ended March 31, 2003 compared to 28.3% for the six months ended March 31, 2002. The increase in revenues during the six months ended March 31, 2003 is attributable to increased sales of John Deere products of approximately $284,500, increased sales of our Perf-Form premium oil filter and oil cooler products of approximately $236,500, and new sales to Land Pride, a new Original Equipment Manufacturer (OEM) customer whom we are manufacturing custom products for, of approximately $40,700 which were offset by decreased sales of our Snowplow Blades of approximately $157,500, decreased sales of winches of approximately $136,700, and decreased sales of Plastic Wheel Cover units of approximately $102,400. The increased sales to John Deere are attributable to the steady growth of products sold to John Deere as our relationship with them as a preferred vendor continues to expand. The increased sales of our Perf-Form premium oil filter and oil cooler products are the result of incorporating these products into our current network of ATV accessory distributors and expanding their presence within the motorcycle industry. The new sales of custom products, such as snowplow blades, racks, and brushguards, to Land Pride, a division of Great Plains Manufacturing Inc., is the result of an agreement that will provide for Cycle Country to be the official ATV accessory manufacturing provider for five (5) new Land Pride utility vehicles. Similar to John Deere, management projects a long-term relationship with Land Pride.

Selling, general, and administrative expenses decreased $24,223, or 1.7%, to $1,384,545 for the six months ended March 31, 2003 from $1,408,768 for the six months ended March 31, 2002. The decrease in operating expenses is a result of decreased spending of approximately $28,500 in office related expenses, approximately $27,300 in research and development costs, approximately $20,000 in show expenses, and approximately $17,100 in travel expenses. The decreases were offset by increases in shipping and handling costs of approximately $55,000 and depreciation and amortization expense of approximately $27,500. The decreases in office related expenses and research and development costs are due to management maximizing efficient use of expendable resources. The increase in shipping and handling costs is primarily the result of an increase in sales.

Interest and miscellaneous income decreased approximately $16,800 from the first six months of fiscal 2002 to the first six months of fiscal 2003. The decrease is primarily due to approximately $3,200 reduction in interest income earned during the first six months of fiscal 2003 versus the first six months of fiscal 2002.
Interest expense decreased $19,273 to $108,967 for the six months ended March 31, 2003 from $128,240 for the first six months ended March 31, 2002. Interest expense over the remaining quarters of fiscal 2003 should remain constant or decline slightly as the principal balance is continually reduced on the bank note and interest rates remain relatively stable.

We anticipate that our revenues for each of the remaining quarters of fiscal 2003 will exceed the actual results of the third and fourth quarters of fiscal 2002, respectively. We also anticipate that each quarter will result in positive net income as management's continuous efforts to address seasonality issues, expand into new markets, and strengthen the market-leading positions of our current products begin to provide financial results. Our introduction of the Weekend Warrior brand of small implements and equipment during the second fiscal quarter of fiscal 2003 and continued expansion of marketing those products into the lawn and garden industry will account for the improved third quarter fiscal 2003 revenue levels. Projected increases in business to lawn and garden original equipment manufacturers will contribute to the expansion of our lawn and garden segment as well. Also contributing to the improved revenues for the remaining quarters of fiscal 2003 is our projected growth of our Perf-Form premium oil filters and oil coolers as we increase production and devote sales and marketing resources to increase its presence and availability in the marketplace. Results of these efforts began to be realized in the second quarter of fiscal 2003 as the Perf-Form products experienced a major increase in sales over a year ago of approximately $139,200. Weekend Warrior and Perf-Form will also provide the company opportunities for strong sales and profits in quarters that traditionally have been weak for the company due to the seasonality of the ATV accessories market. We are continually addressing the seasonality of the ATV accessories market with our increased sales and marketing efforts to our existing distributors, our focus on new distributors in untapped geographic locations, and continuing to expand our presence in new markets, such as lawn and garden. We foresee selling, general and administrative expenses remaining relatively consistent as a percentage of revenues during the remainder of fiscal 2003 as we maintain our increased usage of existing manufacturing capacity of our operating facility from increased production of new and existing products while maintaining a consistent level of administrative support.

BUSINESS SEGMENTS
-----------------

As more fully described in Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this filing, the Company operates three reportable business segments: ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. The gross margins are vastly different in our three reportable business segments due to the fact that we assemble our ATV accessories (i.e. we outsource the ironworks to our main product supplier), we are vertically integrated in our Plastic Wheel Cover segment, and we utilize a single-step distribution method for our Lawn and Garden segment.

ATV ACCESSORIES - Three Months Ended March 31, 2003 and 2002
------------------------------------------------------------

Revenues for the three months ended March 31, 2003 increased $635,529, or 40.4%, to $2,205,262 from $1,569,733 for the three months ended March 31, 2002. The increase is mainly attributable to an increase in unit volume sales of our Snowplow Blade, John Deere products, and our Perf-Form premium oil filter and oil cooler products, as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the three months ended March 31, 2003 increased $518,359, or 51.3%, to $1,529,318 from $1,010,959 for the three months ended March 31, 2002. Gross profit as a percent of revenues was 30.7% for the three months ended March 31, 2003 compared to 35.6% for the three months ended March 31, 2002. The decrease in gross profit for the three months ended March 31, 2003 as compared to the corresponding period in fiscal 2002 was attributable to an increase in material costs relative to the prior fiscal year in our snowplow blades and mowers as we moved to address market concerns for both of these products to ensure continued product leadership and growth. A new standard snowplow blade configuration was implemented that increases its durability, features, and use but maintains its competitive pricing

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2003 and 2002
-----------------------------------------------------------------

Revenues for the three months ended March 31, 2003 decreased $141,232, or 21%, to $529,923 from $671,155 for the three months ended March 31, 2002. The decrease is attributable to changes in current market conditions as last fiscal year golf cart OEM customers purchased record high numbers of wheel covers while the current fiscal quarter of 2003 saw a return to normal ordering levels by our golf cart OEM customers. Our continual research into new products and improved processes will allow us to address the needs of the markets our products sell in.

Cost of goods sold for the three months ended March 31, 2003 decreased $18,436, or 7.5%, to $227,305 from $245,741 for the three months ended March 31, 2002. Gross profit as a percent of revenue was 57.1% for the three months ended March 31, 2003 compared to 63.4% for the corresponding period in fiscal 2002. The decrease in gross profit during the three months ended March 31, 2003 as compared to the corresponding period in fiscal 2002 was attributable to increased production staffing required to incorporate the protective coating process as described above (See OVERALL RESULTS OF OPERATIONS).

LAWN AND GARDEN - Three Months Ended March 31, 2003 and 2002
------------------------------------------------------------

This is a new business segment created by management to monitor and manage the expansion of our products into the lawn and garden industry. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the three months ended March 31, 2003 were $15,282 against cost of goods sold of $6,140. Gross profit as a percent of revenue was 59.9% for the three months ended March 31, 2003. As this is a new business segment created in the second quarter of fiscal 2003 there was no activity in fiscal 2002 to compare fiscal 2003 results to.

GEOGRAPHIC REVENUE - Three Months Ended March 31, 2003 and 2002
---------------------------------------------------------------

During the three months ended March 31, 2003, revenue in the United States of America increased $527,711, or 26.4%, to $2,525,404 from $1,997,693 for the three months ended March 31, 2002. Revenue from other countries decreased $18,548, or 8.2%, to $207,158 from $225,706
for the three months ended March 31, 2002.   The increase during the
three months ended March 31, 2003 in U.S. revenue is due to the strong level of late season snowplow blade sales that occurred across all regions serviced in the United States of America, as discussed previously (See OVERALL RESULTS OF OPERATIONS). The decrease during the three months ended March 31, 2003 in revenue from other countries is due to a decrease of sales in Europe.

ATV ACCESSORIES - Six Months Ended March 31, 2003 and 2002
----------------------------------------------------------

Revenues for the six months ended March 31, 2003 increased $185,493, or 3%, to $6,288,490 from $6,102,997 for the six months ended March 31, 2002. The increase is mainly attributable to increased sales of John Deere products, increased sales of our Perf-Form premium oil filter and oil cooler products, and new sales to Land Pride, a new Original Equipment Manufacturer (OEM) customer whom we are manufacturing custom products for, which were offset by decreased sales of our Snowplow Blades and winches, as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the six months ended March 31, 2003 increased $506,277, or 13%, to $4,408,073 from $3,901,796 for the six months ended March 31, 2002. Gross profit as a percent of revenues was 29.9% for the six months ended March 31, 2003 compared to 36.1% for the corresponding period in fiscal 2002. The decrease in gross profit for the six months ended March 31, 2003 as compared to the corresponding period in fiscal 2002 was attributable to an increase in material costs relative to the prior fiscal year in our snowplow blades and mowers as we moved to address market concerns for both of these products to ensure continued product leadership and growth. A new standard snowplow blade configuration was implemented that increases its durability, features, and use but maintains its competitive pricing

PLASTIC WHEEL COVERS - Six Months Ended March 31, 2003 and 2002
---------------------------------------------------------------

Revenues for the six months ended March 31, 2003 decreased $106,363, or 9.7%, to $987,914 from $1,094,277 for the six months ended March 31, 2002. The decrease is attributable to changes in current market conditions as last fiscal year golf cart OEM customers purchased record high numbers of wheel covers while the current fiscal year of 2003 has so far seen a return to normal ordering levels by our golf cart OEM customers. Our continual research into new products and improved processes will allow us to address the needs of the markets our products sell in.

Cost of goods sold for the six months ended March 31, 2003 decreased $18,842, or 4.7%, to $419,585 from $400,743 for the six months ended
March 31, 2002. Gross profit as a percent of revenue was 57.5% for the six months ended March 31, 2003 compared to 63.4% for the corresponding period in fiscal 2002. The decrease in gross profit during the six months ended March 31, 2003 as compared to the corresponding period in fiscal 2002 was attributable to increased production staffing required to incorporate the protective coating process as described above (See OVERALL RESULTS OF OPERATIONS).

LAWN AND GARDEN - Six Months Ended March 31, 2003 and 2002
----------------------------------------------------------

This is a new business segment created by management to monitor and manage the expansion of our products into the lawn and garden industry. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the six months ended March 31, 2003 were $15,282 against cost of goods sold of $6,140. Gross profit as a percent of revenue was 59.9% for the three months ended March 31, 2003. As this is a new business segment created in the second quarter of fiscal 2003 there was no activity in fiscal 2002 to compare fiscal 2003 results to.

GEOGRAPHIC REVENUE - Six Months Ended March 31, 2003 and 2002
-------------------------------------------------------------

During the six months ended March 31, 2003, revenue in the United States of America increased $166,462, or 2.6%, to $6,596,202 from $6,429,740 for the six months ended March 31, 2002. Revenue from other countries decreased $54,670, or 9.0%, to $550,413 from $605,083
for the six months ended March 31, 2002.   The increase during the
six months ended March 31, 2003 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America, as discussed previously (See OVERALL RESULTS OF OPERATIONS). The decrease during the six months ended March 31, 2003 in revenue from other countries is due to a decrease of sales in Canada.



Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

At March 31, 2003, we had $221,814 in cash and cash equivalents, compared to $207,162 at September 30, 2002. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $1,101,549 at March 31, 2003 compared to $1,764,608 at September 30, 2002. The change in working capital is primarily due to the following: inventories increased by $229,641, or 7.7%, to $3,196,926 at March 31, 2003 from $2,967,285 at September
30, 2002, accounts receivable decreased by $356,269, or 32.8%, to $730,403 at March 31, 2003 from $1,086,672 at September 30, 2002, accrued expenses increased by $266,462, or 63.3%, to $687,273 at March 31, 2003 from $420,811 at September 30, 2002, and accounts payable decreased by $293,690, or 26.5%, to $814,654 at March 31, 2003 from $1,108,344 at September 30, 2002.

On August 21, 2001, under the terms of a secured credit agreement, the Company entered into a note payable for $4,500,000 (the "Note") with a commercial lender. The Note is collateralized by all of the Company's assets, is payable in monthly installments from September 2001 until July 2006, which included principal and interest at prime + 0.75% (6.0% at March 31, 2003), with a final payment upon maturity on July 25, 2006. The variable interest rate can never exceed 9% or be lower than 6%. The monthly payment is $90,155 and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Note or the Line of Credit described below. At March 31, 2003 and 2002, $3,161,446 and $4,027,794, respectively, was outstanding on the Note.

Under the terms of the secured credit agreement noted above, the Company had a Line of Credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 1.25% (6% at March 31, 2003) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 9% or be lower than 6%. The Line of Credit matures on September 1, 2003. At March 31, 2003 and 2002, $830,000 and $400,000,
respectively, was outstanding on the Line of Credit.

In addition, the secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At March 31, 2003, the Company did not attain the minimum level required for the working capital covenant nor the term debt coverage covenant. However, the Company did obtain a waiver of compliance from the commercial lender for both of these covenants. Management is currently working with the commercial lender to revise the secured credit agreement in order that covenants can be met in the future.

Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during the rest of fiscal year 2003. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 2003.

                         Signatures
                         ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.

                 CYCLE COUNTRY ACCESSORIES CORP.

                 By: /s/ Ron Hickman
                     -------------------
                      Ron Hickman
                      Principal Executive Officer, President and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 14, 2003.

By:	/s/ Ron Hickman		Principal Executive Officer, President and
   ---------------------        Director
        Ron Hickman


By:     /s/ David Davis         Principal Financial Officer and
   ---------------------        Principal Accounting Officer
        David Davis

By:	/s/ F.L. Miller		Director
   ---------------------
        F.L. Miller

By:	/s/ Jim Danbom		Director
   ---------------------
        Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
   -------------------------
        L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
    ------------------------
        Rod Simonson

                            CERTIFICATIONS
                            --------------

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

Date: May 14, 2003

                           /s/ Ron Hickman
                           ---------------
                            Ron Hickman
                         Chief Executive Officer

                            CERTIFICATIONS
                            --------------

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

Date: May 14, 2003

                          /s/ David Davis
                          ---------------
                           David Davis
                      Chief Financial Officer