Form 10QSB
period 2003-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2003-08-14
CIK 1157758

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                             FORM 10-QSB


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

          For the transition period from ________ to ________


                   Commission file number: 333-68570



                    Cycle Country Accessories Corp.
  ---------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


                   Nevada                            42-1523809
    ---------------------------------     -----------------------------
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


  ---------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  [X]   No [  ]


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 14, 2003 was 3,953,000 and there were 748 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

Cycle Country Accessories Corp.
Index to Form 10-QSB



Part I   Financial Information
                                                                    Page
                                                                    ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - June 30, 2003.........2


         Condensed Consolidated Statements of Income - Three Months
         and Nine Months Ended June 30, 2003 and 2002.................3


         Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended June 30, 2003 and 2002..........................5


         Notes to Condensed Consolidated Financial Statements.........7



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................12

Item 3.  Controls and Procedures.....................................18


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K ...........................19


Signatures...........................................................20

Part I   Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2003
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                    $   204,011
   Cash, restricted                                               1,898,780
   Accounts receivable, net                                         774,484
   Inventories                                                    2,963,814
   Taxes receivable                                                  35,714
   Deferred income taxes                                             76,251
   Prepaid expenses and other                                        14,431
                                                                  ---------
            Total current assets                                  5,967,485
                                                                  ---------

Property, plant, and equipment, net                               2,904,848
Intangible assets, net                                              217,628
Goodwill                                                             41,700
Other assets                                                        103,500
                                                                  ---------
                  Total assets                                  $ 9,235,161
                                                                  =========


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                            $   671,867
    Accrued expenses                                                240,866
    Bank line of credit                                             438,545
    Accrued interest payable                                          2,363
    Current portion of bank notes payable                           478,977
                                                                  ---------
           Total current liabilities                              1,832,618
                                                                  ---------
Long-Term Liabilities:
    Bank notes payable, less current portion                      3,271,023
    Deferred income taxes                                            51,788
                                                                  ---------
             Total long-term liabilities                          3,322,811
                                                                  ---------
                  Total liabilities                               5,155,429
                                                                  ---------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                   -
    Preferred stock, $.0001 par value; 2,000,000 shares
       authorized; 2,000,000 shares issued and outstanding              200
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 3,953,000 shares issued and outstanding              395
    Additional paid-in capital                                    3,624,066
    Retained earnings                                               455,071
                                                                  ---------
           Total stockholders' equity                             4,079,732
                                                                  ---------
Total liabilities and stockholders' equity                      $ 9,235,161
                                                                  =========


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                             Three Months Ended June 30,
                                               2003            2002
                                          --------------   --------------
                                           (Unaudited)      (Unaudited)
Revenues:
 Net sales                                $   3,043,621    $ 2,256,472
 Freight income                                  42,334         29,919
                                          --------------   --------------
       Total revenues                         3,085,955      2,286,391
                                          --------------   --------------
Cost of goods sold                           (2,255,984)    (1,488,600)
                                          --------------   --------------
       Gross profit                             829,971        797,791
                                          --------------   --------------
Selling, general, and administrative
   expenses                                    (679,077)      (600,447)
                                          --------------   --------------
      Income from operations                    150,894        197,344
                                          --------------   --------------
Other Income (Expense):
  Interest expense                              (60,722)       (64,741)
  Interest income                                   876            724
  Miscellaneous                                     413          6,101
                                          --------------   --------------
      Total other expense                       (59,433)       (57,916)
                                          --------------   --------------
      Income before provision
         for income taxes                        91,461        139,428
                                          --------------   --------------
Provision for income taxes                      (32,645)       (48,214)
                                          --------------   --------------
      Net income                          $      58,816     $   91,214
                                         ==============    ==============
Weighted average shares outstanding:
   Basic                                      3,953,000      3,704,019
                                         ==============    ==============
   Diluted                                    3,953,000      3,704,019
                                         ==============    ==============
Earnings per share:
   Basic                                  $        0.02     $     0.03
                                          ==============   ==============
   Diluted                                $        0.02     $     0.03
                                          ==============   ==============








See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                Nine Months Ended June 30,
                                               2003               2002
                                          --------------      ------------
                                           (Unaudited)        (Unaudited)
Revenues:
 Net sales                                $  10,122,003      $ 9,242,751
 Freight income                                 110,567           78,463
                                          --------------      ------------
       Total revenues                        10,232,570        9,321,214
                                          --------------      ------------
Cost of goods sold                           (7,587,590)      (6,530,651)
                                          --------------      ------------
       Gross profit                           2,644,980        2,790,563
                                          --------------      ------------
Selling, general, and administrative
   expenses                                  (2,063,622)      (2,009,215)
                                          --------------      ------------
      Income from operations                    581,358          781,348
                                          --------------      ------------
Other Income (Expense):
  Interest expense                             (169,689)        (192,981)
  Interest income                                 2,088            5,011
  Miscellaneous                                   5,940           25,314
                                          --------------      ------------
      Total other income (expense)             (161,661)        (162,656)
                                          --------------      ------------
      Income before provision for
         income taxes                           419,697          618,692
                                          --------------      ------------
 Provision for income taxes                    (150,810)        (222,729)
                                          --------------      ------------
      Net income                          $     268,887      $   395,963
                                          ==============      ============
Weighted average shares outstanding:
   Basic                                      3,953,000        3,700,255
                                          ==============      ============
   Diluted                                    3,953,000        3,728,461
                                          ==============      ============
Earnings per share:
   Basic                                  $        0.07      $      0.11
                                          ==============      ============
   Diluted                                $        0.07      $      0.11
                                          ==============      ============






See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                          Nine Months Ended June 30,
                                           2003              2002
                                          --------------  -----------
                                           (Unaudited)
(Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     268,887   $  395,963
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           226,549      209,221
         Amortization                            15,610        6,654
         Inventory reserve                          -         18,000
         Other                                   (4,205)     (17,010)
         (Increase) decrease in assets:
            Accounts receivable, net            312,188      398,822
            Inventories                           3,471     (310,176)
            Prepaid income taxes                    -        (57,161)
            Taxes receivable                    148,910      100,517
            Prepaid expenses and other           48,877        8,673
         Increase (decrease) in liabilities:
            Accounts payable                   (436,477)     533,729)
            Accrued expenses                   (177,082)     (57,005)
            Due to related party                    -          2,761
            Accrued interest payable               (500)        (313)
                                          --------------   -----------
Net cash provided by operating activities       406,228      165,217
                                          --------------   -----------
Cash Flows from Investing Activities:
   Purchase of equipment                       (574,378)    (236,753)
   Acquisition of net assets - subsidiary           -        (12,065)
   Deposits into restricted cash             (1,898,780)         -
   Proceeds from sale of equipment                5,515       21,886
                                          --------------   -----------
Net cash used in investing activities        (2,467,643)    (226,932)
                                          --------------   -----------
Cash Flows from Financing Activities:
   Payments on bank note payable               (588,720)    (624,611)
   Net borrowings from bank line of credit      773,984      500,000
   Proceeds from issuance of
      preferred stock                         1,898,000          -
   Payment of loan costs                        (25,000)         -
                                          --------------   -----------
Net cash provided by (used in)
   financing activities                       2,058,264     (124,651)
                                          --------------   -----------
Net decrease in cash and
   cash equivalents                              (3,151)    (186,366)

Cash and cash equivalents, beginning of
   period                                       207,162      274,089
                                          --------------   -----------
Cash and Cash Equivalents, end of
   period                                 $     204,011   $   87,723
                                          ==============   ===========





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                           Nine Months Ended June 30,
                                               2003           2002
                                          --------------  -----------
                                           (Unaudited)     (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                           $     170,189     $    193,294
                                         ==============    ==============
      Income taxes                       $       1,899     $    279,890
                                         ==============    ==============
Supplemental schedule of non-cash investing and financing activities:

   Conversion of bank line of credit
     to bank note payable                 $     735,439    $       -
                                          ==============   ==============
   Acquisition of net assets -
     subsidiary included in due to
        related parties                   $         -      $    516,700
                                          ==============   ==============
   Increase in prepaid expenses
     included in due to related parties   $         -      $     60,000
                                          ==============   ==============
   Extinguishment of due to related
     parties through issuance of
     common stock                         $         -      $    566,700
                                          ==============   ==============
   Issuance of common stock for
     payment of accrued bonus and
     employee compensation                $         -      $     64,500
                                          ==============   ==============
   Issuance of common stock for
     acquisition of net assets of
     Weekend Warrior                      $         -      $     28,500
                                          ==============   ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2003 and 2002
(Unaudited)

1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2002 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002.

2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at June 30, 2003 are summarized as follows:

             Raw materials                              $   1,692,981
             Work in progress                                  54,858
             Finished goods                                 1,215,975
                                                        --------------
                Total inventories                       $   2,963,814
                                                        ==============


3.   Accrued Expenses:

The major components of accrued expenses at June 30, 2003 are summarized as follows:

             Accrued salaries and related benefits      $     136,470
             Accrued warranty expense                          52,156
             Distributor rebate payable                        41,421
             Royalties payable                                 10,819
                                                        -------------
                Total accrued expenses                  $     240,866
                                                        =============


4.   Long Term Debt:

On June 25, 2003, the Company and it's commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes are collateralized by all of the Company's assets, are payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.25% at June 30, 2003) for Note One and principal and interest at prime + 0.625% (4.625% at June 30, 2003) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate can never exceed 9.5% or be lower than 4.5% for Note One and can never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment is $11,473 and $42,324 for Note One and Note Two, respectively, and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Notes or the Line of Credit described below. At June 30, 2003, $1,500,000 and $2,250,000 for Note One and Note Two, respectively, were outstanding on the Notes. At June 30, 2002, $3,815,861 was outstanding on the Note entered into under the original secured credit agreement.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2003 and 2002
(Unaudited)


4.   Long Term Debt, Continued:

Under the terms of the amended secured credit agreement noted above, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The original secured credit agreement noted above had a line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit under the original secured credit agreement was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (4.75% at June 30, 2003) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 7% or be lower than 4.75%. The Line of Credit matures on December 31, 2004. At June 30, 2003 and 2002, $438,545
and $500,000, respectively, was outstanding on the Line of Credit.

5.   Preferred Stock

On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash. The restricted cash investment will be made available to the Company for use as general corporate purposes upon the conversion of the Preferred
Stock. The preferred shares are convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date.
Upon an event of default, the investment may be reclassified as a debt obligation of the Company. This new series of preferred shares is cumulative and convertible with dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at June 30, 2003) and are to be paid prior to any dividends being paid or declared on the Company's common stock.


6.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended June 30, 2003 and 2002:




                            For the nine months ended                   For the nine months ended
                                  June 30, 2003                                June 30, 2003
                          --------------------------------------      -----------------------------------
                               Income       Shares     Per-share       Income      Shares       Per-share
                            (numerator)  (denominator)  amount       (numerator) (denominator)   amount
                           ------------- -------------  -------      -----------  ------------  --------

Basic EPS
Income available to common
     stockholders          $   58,816     3,953,000    $ 0.02        $  268,887    3,953,000      0.07

Effect of Dilutive Securities
Warrants                          -             -          -                -           -          -
                           ------------- ------------- --------      -----------  ------------  ---------
Diluted EPS
Income available to common
     stockholders          $   58,816     3,953,000    $ 0.02        $  268,887    3,953,000    $ 0.07
                           ============= ============= ========      ===========  ============  =========



Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2003 and 2002
(Unaudited)

6.   Earnings Per Share, Continued:



                                    For the three months ended              For the nine months ended
                                         June 30, 2002                          June 30, 2002
                                 -----------------------------------    -----------------------------------
                                  Income        Shares      Per-share    Income      Shares      Per-share
                                (numerator)  (denominator)   amount    (numerator) (denominator)  amount
                                ------------  ------------- ----------  ----------- ------------- ----------
Basic EPS
Income available to common
     stockholders             $     91,214     3,704,019    $  0.03     $ 395,963    3,700,255    $  0.11

Effect of Dilutive Securities
Warrants <F1>                          -             -           -            -         28,206        -
                               -------------  ------------- ----------  ----------  ------------- ----------

Diluted EPS
Income available to common
    stockholders              $     91,214     3,704,019    $  0.03     $ 395,963    3,728,461    $  0.11
                               =============  ============= ==========  ==========  ============= ==========

<F1>
(1) The calculation of the effect of dilutive securities assumes a value of $5.00 for each share of the Company's common stock until traded on the open market on February 11, 2002.



7.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has three operating segments that assemble, manufacture, and sell a variety of products:
ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through our Weekend Warrior subsidiary. These lawn and garden accessories include lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002. Sales of snowplow blades comprised approximately 38% and 27% of ATV Accessories revenues during the three months ended June 30, 2003 and 2002, respectively, and approximately 58% and 66% of ATV Accessories revenues during the nine months ended June 30, 2003 and 2002, respectively. In addition, sales of snowplow blades comprised approximately 31% and 20% of the Company's consolidated total revenues during the three months ended June 30, 2003 and 2002, respectively, and approximately 50% and 55% of the Company's consolidated total revenues during the nine months ended June 30, 2003 and 2002, respectively. Sales of mowers comprised approximately 15% and 17% of ATV accessories revenues during the three months ended June 30, 2003 and 2002, respectively, and approximately 6% and 5% of ATV accessories revenues during the nine months ended June 30, 2003 and 2002, respectively. In addition, sales of mowers comprised approximately 13% and 12% of consolidated total revenues during the three months ended June 30, 2003 and 2002, respectively. Sales of oil filters comprised approximately 8% and 11% of ATV accessories revenues during the three months ended June 30, 2003 and 2002, respectively, and less than 10% in all other periods presented.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2003 and 2002
(Unaudited)


7.   Segment Information, Continued:

The following is a summary of certain financial information related to the two segments during the three months and nine months ended
June 30, 2003 and 2002:


                            Three months ended June 30,      Nine months ended June 30,
                              2003            2002             2003            2002
                           ------------   ------------       -----------      -----------
Total revenues by segment
 ATV Accessories           $ 2,503,139    $ 1,697,227       $  8,791,629      $ 7,800,224
 Plastic Wheel Covers          515,132        591,901          1,503,046        1,686,178
 Lawn and Garden               105,701          -                120,983             -
                             ------------ ------------       -----------      -----------
  Total revenues by segment  3,123,972      2,289,128         10,415,658        9,486,402
 Freight income                 42,334         29,919            110,567           78,463
 Sales allowances              (80,351)       (32,656)          (293,655)        (243,651)
                             ------------ ------------       -----------      -----------
  Total revenues           $ 3,085,955    $ 2,286,391       $ 10,232,570      $ 9,321,214
                             ============ ============       ===========      ===========


Operating profit by segment
 ATV Accessories            $  753,079    $   642,969       $  2,633,496      $ 2,630,018
 Plastic Wheel Covers          315,568        347,659            883,896        1,041,193
 Lawn and Garden                46,853            -               55,995              -
 Freight income                 42,334         29,919            110,567           78,463
 Sales allowances              (80,351)       (32,656)          (293,655)        (243,651)
 Factory overhead             (247,512)      (190,100)          (745,319)        (715,460)
 Selling, general, and
  administrative              (679,077)      (600,447)        (2,063,622)      (2,009,215)
 Interest income (expense),
  net                          (59,846)       (64,017)          (167,601)        (187,970)
 Other income (expense), net       413          6,101              5,940           25,314
 Provision for income taxes    (32,645)       (48,214)          (150,810)        (222,729)
                             ------------ -------------     -------------     -------------
    Net income              $   58,816    $    91,214       $    268,887      $   395,963
                             ============ =============     =============     =============




The following is a summary of the Company's revenue in different geographic areas during the three months and nine months ended June 30, 2003 and 2002:


                               Three months ended June 30,      Nine months ended June 30,
                                 2003               2002           2003              2002
                              -----------    --------------     -------------   -------------

United States of America     $  2,771,836    $ 2,046,608        $  9,368,038    $  8,476,348
Other countries                   314,119        239,783             864,532         844,866
                              -----------    --------------     -------------   -------------
          Total revenue      $  3,085,955    $ 2,286,391        $ 10,232,570    $  9,321,214
                              ===========    ==============     =============   =============


As of June 30, 2003, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 16.2% and 15% each of net revenues during the three months ended June 30, 2003, and approximately 14.7% of net revenues during the three months ended June 30, 2002. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of net revenues during the three months ended June 30, 2003 or 2002.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2003 and 2002
(Unaudited)


7.   Segment Information, Continued:

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 15.8% and 15.6% each of net revenues during the nine months ended June 30, 2003, and approximately 17.2% and 15% each of net revenues during the nine months ended June 30, 2002. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of net revenues during the nine months ended June 30, 2003 or 2002.


8.  New Accounting Standards:

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, the FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

- A financial instrument issued in the form of shares that is mandatorily redeemable-that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur

- A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled)

- A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

     a. A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares
     b. Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares
     c. Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

Management believes that the adoption of this Statement will have no material effect on the Company's financial position or results of operation.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At June 30, 2003, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

OVERALL RESULTS OF OPERATIONS - Three Months Ended June 30, 2003 and 2002
-------------------------------------------------------------------------

Revenues for the three months ended June 30, 2003 increased $799,564, or 35.0%, to $3,085,955 from $2,286,391 for the three months ended June 30, 2002. Cost of goods sold increased $767,384, or 51.6%, to $2,255,984 for the three months ended June 30, 2003 from $1,488,600 for the three months ended June 30, 2002. Additionally, gross profit as a percentage of revenue was 26.9% for the third quarter ended June 30, 2003 compared to 34.9% for the third quarter ended June 30, 2002. The increase in revenues during the third quarter ended June 30, 2003 is mainly attributable to increased sales of our core products and OEM products during the third quarter of fiscal 2003 versus the third quarter of fiscal 2002 as evidenced by increased Snowplow Blade (our mainstay product) sales of approximately $480,000 and increased mower unit sales of approximately $103,000 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Also contributing to the increase in revenues were increased sales of OEM (Original Equipment Manufacturer) products of approximately $208,000 and sales of lawn and garden equipment under our newest subsidiary, Weekend Warrior, of approximately $106,000 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. These increases were offset, somewhat, by a decrease in sales of our Wheel Covers of approximately $77,000 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Deliveries of our snowplow blades to our distributors continued throughout the third quarter as significant late season order deliveries went well into April and significant new season order deliveries began in late May. In fiscal 2002 deliveries for snowplow blades ended in January and significant deliveries did not resume until the fourth quarter of fiscal 2002. Sales of our mowers for the third quarter of fiscal 2003 have exceeded fiscal 2002 third quarter levels as new retail price points and redesigned components have re-established our significant share of this market. The decrease of 8.0% in gross profit is primarily the result of a decrease in the gross profit margin in our Snowplow Blades and mowers. The decrease in the gross profit margin of our Snowplow Blades and mowers is the result of actions taken by our management team to address market concerns and to strengthen our position as the leader in accessories for the ATV. A new standard snowplow blade configuration was implemented that increases its durability, features, and use but maintains its competitive pricing. Reconfiguring our standard snowplow blade and mowers, while impacting current operating profits, will strengthen and position the Company well going forward to meet the demands of the markets our products compete in and expand our sales and our profits throughout future quarters. Beginning in the fourth quarter, we expect our margins to increase as planned pricing increases go into effect for our snowplow blades and related ATV accessories.

Selling, general, and administrative expenses increased $78,630, or 13.1%, to $679,077 for the three months ended June 30, 2003 from $600,447 for the three months ended June 30, 2002. Increases in operating expenses of approximately $56,700 in advertising, approximately $52,500 in registration costs, approximately $25,000 in insurance and approximately $24,600 in fuel and fuel tax expense, were offset by decreases in operating expenses of approximately $56,000 in salaries and wages and approximately $18,000 in rent expense. The registration costs of $52,500 during the third quarter ended June 30, 2003 is the result of payment of the required registration fee to The American Stock Exchange upon the Company's successful approval to have its stock listed and traded on The American Stock Exchange beginning June 19, 2003.

Interest and miscellaneous income decreased approximately $5,500 from the third quarter of fiscal 2002 to the third quarter of 2003. The decrease is due to a decrease in miscellaneous income of approximately $5,700 during the third quarter of fiscal 2003 versus the third quarter of fiscal 2002. Interest expense decreased 6.2% to $60,722 for the three months ended June 30, 2003 from $64,741 for the three months ended June 30, 2002 due to the principal balance on the bank note payable continually being reduced. As compared to the third quarter of 2003, interest expense over the fourth quarter of fiscal 2003 should remain the same or decrease slightly.

OVERALL RESULTS OF OPERATIONS - Nine months Ended June 30, 2003 and 2002
------------------------------------------------------------------------

Revenues for the nine months June 30, 2003 increased $911,356, or 9.8%, to $10,232,570 from $9,321,214 for the nine months ended June 30, 2002. Cost of goods sold increased $1,056,939, or 16.2%, to $7,587,590 for the nine months ended June 30, 2003 from $6,530,651 for the nine months ended June 30, 2002. Additionally, gross profit as a percentage of revenue was 25.8% for the nine months ended June 30, 2003 compared to 29.9% for the nine months ended June 30, 2002. The increase in revenues during the nine months ended June 30, 2003 is mainly attributable to increased sales of our core products and OEM products. Increased sales of snowplow blades (our mainstay product) of approximately $323,000, increased OEM product sales of approximately $533,000, increased sales of our Perf-Form premium oil filter products of approximately $257,000, increased sales of our mowers of approximately $131,000, and new sales of our Weekend Warrior subsidiary products of approximately $121,000 account for the majority of the products having increased revenues. Offsetting the increased revenues were decreased revenues of approximately $222,000 of our winch sales, decreased wheel cover sales of approximately $179,000, and decreased sales of tire chains of approximately $45,000. Deliveries of our snowplow blades to our distributors continued throughout the third quarter as significant late season order deliveries went well into April and significant new season order deliveries began in late May. In fiscal 2002 deliveries for snowplow blades ended in January and significant deliveries did not resume until the fourth quarter of fiscal 2002. Sales of our mowers for fiscal 2003 have exceeded fiscal 2002 levels as new retail price points and redesigned components have re-established our significant share of this market. Increases in our OEM product sales are the result of management working closely with the OEMs to develop products that fit their needs and enhance their products. Sales continue to increase with current OEM customers and we are continuing to work with new OEM customers to develop and produce products for them. The decrease of 4% in gross profit as a percentage of revenue is primarily the result of an increase in direct labor costs in our Plastic Wheel Cover segment and a decrease in the gross profit margin in our Snowplow Blades and mowers. The increased direct labor cost in the Plastic Wheel Cover segment for fiscal 2003 as compared to fiscal 2002 is due to the additional staffing required to incorporate and operate the clear coating process. The decrease in the gross profit margin of our Snowplow Blades and mowers is the result of actions taken by our management team to address market concerns and to strengthen our position as the leader in accessories for the ATV. A new standard snowplow blade configuration was implemented that increases its durability, features, and use but maintains its competitive pricing. Improving our Wheel Cover production processes and reconfiguring our standard snowplow blade and mowers, while impacting current operating profits, will strengthen and position the company well going forward to meet the demands of the markets our products compete in and expand our sales and our profits throughout all quarters. Beginning in the fourth quarter, we expect our margins to increase as planned pricing increases go into effect for our snowplow blades and related ATV accessories. We also expect our wheel cover segment margins to begin to return to normal levels in the fourth and future quarters by reducing our material costs as we begin to metalize our wheel covers in-house versus outsourcing this process.

Selling, general, and administrative expenses increased $54,407, or 2.7%, to $2,063,622 for the nine months ended June 30, 2003 from $2,009,215 for the nine months ended June 30, 2002. The increase in operating expenses is a result of additional spending of approximately $52,400 in advertising, approximately $66,900 in shipping and handling costs, approximately $52,500 in registration costs, and approximately $30,700 in depreciation and amortization expenses. The increases were offset by decreases in operating expenses of approximately $84,800 in salaries and wages, approximately $26,500 in show expenses, and approximately $24,700 in office, shipping and postage supplies. The increase in advertising costs for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 is due to additional advertising in dealer trade magazines and the creation and printing of new product catalogs for all of our business segments. The increase in shipping and handling costs is primarily the result of increased domestic outbound shipments and international shipments. Decreased salaries and wages are the result of efforts by management to optimize and streamline certain job duties and functions. The registration costs of $52,500 is the result of payment of the required registration fee to The American Stock Exchange upon the Company's successful approval to have its stock listed and traded on The American Stock Exchange beginning June 19, 2003.

Interest and miscellaneous income decreased approximately $22,300 from the first nine months of fiscal 2002 to the first nine months of fiscal 2003. The decrease is primarily due to a reduction in miscellaneous income of approximately $13,200 that was earned during the nine months of fiscal 2002 as compared to the nine months ended June 30, 2002 and approximately $7,000 reduction in truck lease income earned during the nine months of fiscal 2002 versus the nine months of fiscal 2003. Interest expense decreased $23,292 to $169,689 for the nine months ended June 30, 2003 from $192,981 for the nine months ended June 30, 2002 due to the principal balance on the bank note payable continually being reduced. As compared to the first three quarters of 2003, interest expense over the fourth quarter of fiscal 2003 should remain the same or decrease slightly.

We anticipate that our revenues for the fourth quarter of fiscal 2003 will exceed the actual results of the fourth quarter of fiscal 2002. We also anticipate that the fourth quarter, traditionally one of our strongest quarters in sales, will result in a strong and positive net income as management's continuous efforts to address seasonality issues, expand into new markets, and strengthen the market-leading positions of our current products continue to provide financial results. The significant increase in sales in the third quarter of fiscal 2003 over the third quarter of fiscal 2002 can be attributed to those efforts. Our introduction of the Weekend Warrior brand of small implements, blades, and equipment during the second fiscal quarter of fiscal 2003 and continued expansion of marketing those products into the lawn and garden industry will continue to account for improved quarterly revenue levels. Projected increases in business to lawn and garden original equipment manufacturers will continue to contribute to the expansion of our lawn and garden segment as well. Also contributing to the improved revenues for the remaining quarter of fiscal 2003 is our projected growth of our Perf-Form premium oil filters and oil coolers as we continue our increased production and devote sales and marketing resources to increase its presence and availability in the marketplace. Weekend Warrior and Perf-Form will also provide the Company opportunities for strong sales and profits in quarters that traditionally have been weak for the Company due to the seasonality of the ATV accessories market. We are continually addressing the seasonality of the ATV accessories market with our increased sales and marketing efforts to our existing distributors, our focus on new distributors in untapped geographic locations, and continuing to expand our presence in new markets, such as lawn and garden. We foresee selling, general and administrative expenses remaining relatively consistent as a percentage of revenues during the remainder of fiscal 2003 as we maintain our increased usage of existing manufacturing capacity of our operating facility from increased production of new and existing products while maintaining a consistent level of administrative support.


BUSINESS SEGMENTS
-----------------

As more fully described in Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this filing, the Company operates three reportable business segments: ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. The gross margins are vastly different in our three reportable business segments due to the fact that we assemble our ATV accessories (i.e. we outsource the ironworks to our main product supplier), we are vertically integrated in our Plastic Wheel Cover segment, and we utilize a single-step distribution method for our Lawn and Garden segment.

ATV ACCESSORIES - Three Months Ended June 30, 2003 and 2002
-----------------------------------------------------------

Revenues for the three months ended June 30, 2002 increased $805,912, or 47.5%, to $2,503,139 from $1,697,227 for the three months ended June 30, 2002. The increase is mainly attributable to increased sales of our core products and OEM products during the third quarter of fiscal 2003 versus the third quarter of fiscal 2002 as evidenced by increased Snowplow Blade (our mainstay product) sales of approximately $480,000, increased mower unit sales of approximately $103,000, and increased basket sales of approximately $60,000 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Also contributing to the increase in revenues were increased sales of OEM (Original Equipment Manufacturer) products of approximately $208,000 as management has been working closely with the OEMs to develop products that fit their needs and enhance their products. Sales continue to increase with current OEM customers and we are continuing to work with new OEM customers to develop and produce products for them. Deliveries of our snowplow blades to our distributors continued throughout the third quarter as significant late season order deliveries went well into April and significant new season order deliveries began in late May. In fiscal 2002 deliveries for snowplow blades ended in January and significant deliveries did not resume until the fourth quarter of fiscal 2002. Sales of our mowers for the third quarter of fiscal 2003 have exceeded fiscal 2002 third quarter levels as new retail price points and redesigned components have re-established our significant share of this market. Our new steel mesh baskets that can easily mount to any ATV rack system and have a multitude of uses account for the increase in our basket sales.

Cost of goods sold for the three months ended June 30, 2003 increased $695,802, or 66%, to $1,750,060 from $1,054,258 for the three months ended June 30, 2002. Gross profit as a percent of revenues was 30.1% for the three months ended June 30, 2003 compared to 37.9% for the corresponding period in fiscal 2002. The decrease in gross profit for the three months ended June 30, 2003 as compared to the corresponding period in fiscal 2002 is primarily due to a decrease in the gross profit margin in our Snowplow Blades and mowers. The decrease in the gross profit margin of our Snowplow Blades and mowers is the result of actions taken by our management team to address market concerns and to strengthen our position as the leader in accessories for the ATV. A new standard snowplow blade configuration was implemented that increases its durability, features, and use but maintains its competitive pricing. Beginning in the fourth quarter, we expect our margins to increase as planned pricing increases go into effect for our snowplow blades and related ATV accessories.

PLASTIC WHEEL COVERS - Three Months Ended June 30, 2003 and 2002
----------------------------------------------------------------

Revenues for the three months ended June 30, 2003 decreased $76,769, or 13.0%, to $515,132 from $591,901 for the three months ended June 30, 2002. The decrease is attributable to changes in current market conditions as last fiscal year golf cart OEM customers purchased record high numbers of wheel covers while the current fiscal quarters of 2003 are seeing a return to normal ordering levels by our golf cart OEM customers. Our continual research into new products and improved processes, such as the clear coating we now utilize and the metalizing process soon to be implemented, will allow us to address the needs of the markets our products sell in.

Cost of goods sold for the three months ended June 30, 2003 decreased $44,678, or 18.3%, to $199,564 from $244,242 for the three months ended June 30, 2002. Gross profit as a percent of revenue was 61.3% for the three months ended June 30, 2003 compared to 58.7% for the corresponding period in fiscal 2002. The increase in gross profit during the three months ended March 31, 2003 as compared to the corresponding period in fiscal 2002 was attributable to decreased material and labor costs as a percentage of revenue due to improvements in reducing material scrap, increasing efficiency in the clear coating processes, and reducing labor hours needed to meet production requirements.

LAWN AND GARDEN - Three Months Ended June 30, 2003 and 2002
-----------------------------------------------------------

This is a new business segment created created in fiscal 2003 by management to monitor and manage the expansion of our products into the lawn and garden industry. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. As growth in the lawn and garden industry continues, this will allow the Company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the three months ended June 30, 2003 were $105,701 against cost of goods sold of $58,848. Gross profit as a percent of revenue was 44.3% for the three months ended June 30, 2003. As this is a new business segment created in the second quarter of fiscal 2003, there was no activity in fiscal 2002 to compare fiscal 2003 results to.

GEOGRAPHIC REVENUE - Three Months Ended June 30, 2003 and 2002
--------------------------------------------------------------

During the three months ended June 30, 2003, revenue in the United States of America increased $725,228, or 35.4%, to $2,771,836 from $2,046,608 for the three months ended June 30, 2002. Revenue from other countries increased $74,336, or 31.0%, to $314,119 from
$239,783 for the three months ended June 30, 2002.   The increase
during the three months ended June 30, 2003 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America. The increase during the three months ended June 30, 2003 in revenue from other countries is due to an increase of sales in Europe.

ATV ACCESSORIES - Nine months Ended June 30, 2003 and 2002
----------------------------------------------------------

Revenues for the nine months ended June 30, 2003 increased $991,405, or 12.7%, to $8,791,629 from $7,800,224 for the nine months ended June 30, 2002. The increase is mainly attributable to increased sales of our core products and OEM sales as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the nine months ended June 30, 2003 increased $987,926, or 19.1%, to $6,158,132 from $5,170,206 for the nine months ended June 30, 2002. Gross profit as a percent of revenues was 30.0% for the nine months ended June 30, 2003 compared to 33.7% for the corresponding period in fiscal 2002. The 3.7% decrease of the gross profit margin is due to a decrease in the gross profit margin in our Snowplow Blades and mowers as discussed above (See OVERALL RESULTS OF OPERATIONS).

PLASTIC WHEEL COVERS - Nine months Ended June 30, 2003 and 2002
---------------------------------------------------------------

Revenues for the nine months ended June 30, 2003 decreased $183,132, or 10.9%, to $1,503,046 from $1,686,178 for the nine months ended June 30, 2002. The decrease is attributable to changes in current market conditions as last fiscal year golf cart OEM customers purchased record high numbers of wheel covers while the current fiscal year of 2003 has so far seen a return to normal ordering levels by our golf cart OEM customers. Our continual research into new products and improved processes, such as the clear coating we now utilize and the metalizing process soon to be implemented, will allow us to address the needs of the markets our products sell in.

Cost of goods sold for the nine months ended June 30, 2003 decreased $25,835, or 4%, to $619,150 from $644,985 for the nine months ended June 30, 2002. Gross profit as a percent of revenue was 58.8% for the nine months ended June 30, 2003 compared to 61.8% for the corresponding period in fiscal 2002. The decrease in gross profit during the nine months ended June 30, 2003 as compared to the corresponding period in fiscal 2002 was attributable to increased production staffing required to incorporate the protective coating process as described above (See OVERALL RESULTS OF OPERATIONS).

LAWN AND GARDEN - Nine Months Ended June 30, 2003 and 2002
----------------------------------------------------------

This is a new business segment created in fiscal 2003 by management to monitor and manage the expansion of our products into the lawn and garden industry. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. As growth in the lawn and garden industry continues, this will allow the Company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the nine months ended June 30, 2003 were $120,983 against cost of goods sold of $64,988. Gross profit as a percent of revenue was 46.3% for the nine months ended June 30, 2003. As this is a new business segment created in the second quarter of fiscal 2003, there was no activity in fiscal 2002 to compare fiscal 2003 results to.

GEOGRAPHIC REVENUE - Nine months Ended June 30, 2003 and 2002
-------------------------------------------------------------

During the nine months ended June 30, 2003, revenue in the United States of America increased $891,690, or 10.5%, to $9,368,038 from $8,476,348 for the nine months ended June 30, 2002. Revenue from other countries increased $19,666, or 2.3%, to $864,532 from $844,866
for the nine months ended June 30, 2002.   The increase during the
nine months ended June 30, 2003 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America, as discussed previously (See OVERALL RESULTS OF OPERATIONS). The increase during the nine months ended June 30, 2003 in revenue from other countries is due to an increase of sales in Europe.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

At June 30, 2003, we had $204,011 in cash and cash equivalents, compared to $207,162 at September 30, 2002. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $4,134,867 at June 30, 2003 compared to $1,764,608 at September 30, 2002. The change in working capital is primarily due to the following: restricted cash increased to $1,898,780 from $-0- at September 30, 2002, inventories decreased by $3,471, or 0.1%, to $2,963,814 at June 30, 2003 from $2,967,285 at
September 30, 2002, accounts receivable decreased by $312,188, or 28.7%, to $774,484 at June 30, 2003 from $1,086,672 at September 30,
2002, accounts payable decreased by $436,477, or 39.4%, to $671,867 at June 30, 2003 from $1,108,344 at September 30, 2002, and accrued expenses decreased by $179,945, or 42.8% to $240,866 at June 30, 2003 from $420,811 at September 30, 2002.

On June 25, 2003, the Company and it's commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes are collateralized by all of the Company's assets, are payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.25% at June 30, 2003) for Note One and principal and interest at prime + 0.625% (4.625% at June 30, 2003) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate can never exceed 9.5% or be lower than 4.5% for Note One and can never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment is $11,473 and $42,324 for Note One and Note Two, respectively, and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Notes or the Line of Credit described below. At June 30, 2003, $1,500,000 and $2,250,000 for Note One and Note Two, respectively, were outstanding on the Notes. At June 30, 2002, $3,815,861 was outstanding on the Note entered into under the original secured credit agreement.

Under the terms of the amended secured credit agreement noted above, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The original secured credit agreement noted above had a line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit under the original secured credit agreement was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (4.75% at June 30, 2003) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 7% or be lower than 4.75%. The Line of Credit matures on December 31, 2004. At June 30, 2003 and 2002, $438,545
and $500,000, respectively, was outstanding on the Line of Credit.

In addition, the secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred shares issued in June of 2003 and discussed below. At June 30, 2003, the Company met all of the required financial ratios.

On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash. The restricted cash investment will be made available to the Company for use as general corporate purposes upon the conversion of the Preferred
Stock. The preferred shares are convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date. Upon an event of default, the investment may be reclassified as a debt obligation of the Company. This new series of preferred shares is cumulative and convertible with dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at June 30, 2003) and are to be paid prior to any dividends being paid or declared on the Company's common stock.

Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during the remainder of fiscal 2003. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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



Part II - Other Information


THERE ARE NO REPORTABLE EVENTS FOR ITEM 1 THROUGH ITEM 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

During the third quarter of 2003, the Company filed two reports on Form 8-K dated June 12, 2003 and June 17, 2003, respectively. The Forms 8-K are attached and made a part of this 10-QSB for the quarterly period ended June 30, 2003.

                             Signatures
                             ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

                     CYCLE COUNTRY ACCESSORIES CORP.

                     By:  /s/ Ron Hickman
                       --------------------------
                          Ron Hickman
                          Principal Executive Officer, President and Director


    In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2003.

By:	/s/ Ron Hickman		Principal Executive Officer, President
  ----------------------        and  Director
        Ron Hickman


By:     /s/ David Davis         Principal Financial Officer
  ----------------------        and Principal Accounting Officer
        David Davis

By:	/s/ F.L. Miller		Director
  ----------------------
	F.L. Miller

By:	/s/ Jim Danbom		Director
  ----------------------
        Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
  -------------------------
        L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
  -------------------------
        Rod Simonson

                     SECTION 906 CERTIFICATIONS

Each of the undersigned hereby certifies in his capacity as an officer of Cycle Country Accessories Corp. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


                               CYCLE COUNTRY ACCESSORIES CORP.




                               By: /s/ Ron Hickman
                                 ---------------------------------------
                                   Ron Hickman
                                   President and Chief Executive Officer



                               By:/s/ David Davis
                                 ---------------------------------------
                                  David Davis
                                  Chief Financial Officer


                               Date: August 14, 2003

                      SECTION 302 CERTIFICATIONS
                      --------------------------

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

Date: August 14, 2003



                            /s/ Ron Hickman
                            ------------------------
                                Ron Hickman
                                Chief Executive Officer

                    SECTION 302 CERTIFICATIONS
                    --------------------------

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

Date: August 14, 2003

                             /s/ David Davis
                             --------------------------
                                 David Davis
                                 Chief Financial Officer