Form 10KSB
period 2003-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2004-01-14
CIK 1157758

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                              FORM 10-KSB

  (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the fiscal year ended September 30, 2003

    [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
          EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                  Commission file number: 333-68570
                                          ---------

                   Cycle Country Accessories Corp.
 ----------------------------------------------------------------
           (Name of small business issuer in its charter)

         Nevada                            42-1523809
  ---------------------                 ------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

                   2188 Highway 86, Milford, Iowa 51351
    --------------------------------------------------------------
                  (Address of principal executive offices)

                            (712) 338-2701
    --------------------------------------------------------------
                     (Issuer's telephone number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended September 30, 2003 were $13,891,993.

As of September 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a closing price of $4.80 per share held by non-affiliates on December 5, 2003) was $13,372,594.

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of December 5, 2003 was 3,949,337.

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

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

    We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreader, sprayers, tillage equipment, winch mounts, utility boxes, oil filters and oil coolers, baskets and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat and Bombardier. We design, engineer and assemble all accessory products at our headquarters and subcontract the manufacturer of many original equipment components.

    We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We have sold our products to 16 distributors in the United States for the past 22 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 19 international distributors distributing our products to 35 countries.

    We are also the largest manufacturer of golf car hubcaps in the world. We estimate that we maintain 90% of the original equipment manufacturer ("OEM") hubcap business. We have always sold directly to golf car manufacturers and we believe that we have an excellent distribution network that reaches the after market throughout the United States, Europe and Asia.

    Additionally, we have successfully entered into the lawn and garden industry. Our market research tells us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry.

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

    Our three largest customers accounted for approximately 42% of our net sales in the year ended September 30, 2003. These three customers have represented a significant amount of our business every year for at least the past 17 years. While the percentage of total net sales these customers represent should continue to decrease as our sales grow in other areas, such as Lawn and Garden, we do anticipate these customers will continue to represent a significant amount of our business.


INDUSTRY OVERVIEW

    ATV Accessories:
    ----------------

    In today's ATV market there are several OEM's competing for market share. Honda has been the world leader followed by Polaris, Yamaha, Kawasaki, Suzuki, Arctic Cat and Bombardier. According to the Motorcycle Industry Council, in 2002 there were 929,000 ATV's sold worldwide. This represented a 7.1% increase over 2001. In 2000, ATV Magazine reported that of the 800,000 units sold in that year 75% were Utility and 40% were Sport Quads. We consider the Utility Division to be our target market.


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

    Lawn and Garden:
    ----------------

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

We anticipate that 5% of our sales will be derived from the lawn and garden industry in the next year and will increase to 10% of sales over the next couple of years.


COMPANY HISTORY

    Cycle Country's market research has been a continued work in process for the past 22 years and that work still continues today. Our success was accomplished by constant market research and a constant effort to adjust to the changes in the industry. When we started in the ATV accessory industry ATV's were much smaller. They were small 3-wheeled vehicles with two-wheel drive. Today they are powerful 4-wheel drive vehicles capable of doing many more tasks. The ATV industry falls within both recreational and machinery industry depending on the product and consumer. In 2002, approximately 929,000 units were sold worldwide and there are approximately 3 million units on the market today. Prospective ATV buyers lean toward a new purchase because of the strides manufacturers have made in product development. Partly due to our line of utility products the ATV manufacturers have focused their efforts to incorporate four wheel drive and making larger ATV's for greater hauling and work capacity.

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

    Over the last several years, we have expanded into manufacturing injected molded wheel covers primarily for the golf car industry. We are now crossing over into the lawn & garden industry with some current products as well as creating new items specifically for that industry. Our acquisition last year of Weekend Warrior, with its garden utility attachments, has provided us with new products and new markets within the lawn and garden industry that will allow us to accelerate our growth in this industry. Another acquisition last year, Perf-Form, Inc., has provided the company with a new line of premium oil filters and oil cooler products that fit very well into our current marketing and distribution channels and provides us the opportunity to expand into the motorcycle industry.

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

    We manufacture our products from high-quality parts produced by local metal fabricators and metal stampers, with final assembly and packaging performed at our headquarters. The following lists the major ATV accessory products and their proportion of total sales of the ATV accessory segment for the year ended September 30, 2003, which approximates 85% of total company segment sales: (a) Blades: 63%, (b) Winches and Winch Mounting Kits: 6%, (c) Mowers: 5%, (d) Tillage Equipment: 2%,
(e) Sprayers: 3%, (f) Spreaders: 1%. "Other" products comprise the remaining 20% of our sales and comprises some of the following: OEM products (including John Deere and Land Pride):
9%, Perf-Form oil filters and oil coolers: 5%, electric blade lift system: 2%, trailers: 2%, plastic cargo boxes and steel mesh baskets: 2%.

    Our major ATV accessory products include:

    Blades.

    We manufacture four sizes of steel straight blades, which include a 42", 48", 60" and 72" models. We also offer 52" and 60" State Plows, a Power "Vee" blade and a 48" and 60" plastic blade. Our standard blade configuration features a universal manual lift or a universal electric lift. The blades can also be lifted with a winch. All of our blades come standard with heavy-duty skids, heavy-duty trip springs, and a limited lifetime warranty.

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

Other.

    Additionally, we offer a wide array of products such as
tire chains, rack boxes, CV boot guards, spotlights, trailers, gun racks, cargo boxes, steel mesh baskets, and bed lift kits for select utility vehicles. Through acquisitions last year we have added a branded product line to our ATV accessories segment, Perf-Form Products, a line of premium oil filters and
oil coolers for motorcycles and ATVs.   The Perf-Form products
have performed well this past year and we believe there still is great growth potential to be realized.

    Wheel Covers
    ------------

    We are a leading producer of injection-molded plastic specialty vehicle wheel covers for vehicles such as golf cars, riding lawn mowers and light duty trailers. This segment represents approximately 13% of our total segment sales. Wheel cover products include 6", 8" and 10" sizes offered in a variety of color options in both hot-stamped and metalized options.

    Lawn and Garden
    ---------------

    Our market research tells us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry. We have identified several Cycle Country accessories that can be used with lawn and garden tractors and utility vehicles. We are working with several Lawn and Garden equipment manufacturers to introduce these accessories into their product lines. We have also designed several new accessories that are going to be marketed only in the Lawn and Garden market. Additionally, through acquisitions last year we have added a branded product line to our lawn and garden segment, Weekend Warrior, a line of heavy-duty garden utility attachments for ATVs and tractors that has allowed us to accelerate our introductions into this market and expand our product offerings. We are pursuing retail outlets as markets for our lawn and garden products as well. We believe that this market will represent significant sales increases each year for the next three years. This segment represents approximately 2% of our total segment sales. Products include a 64" tandem disc, 60" cultivator, and three-point tillage equipment.


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

    New products introduced in 2003 included: a redesigned 5th wheel trailer, an all-metalized turbine wheel cover, and a variety of private label blades, racks, brush guards, winch mounts, and bed lifts for lawn and garden and utility vehicle original equipment manufacturers (OEM's), such as John Deere and
Land Pride.   New products introduced in 2002 included: front
and rear steel mesh baskets, a rear drop steel mesh basket, the Rester and Relaxer plastic cargo boxes with a back rest and full seat, respectively, the Hovel cab enclosure, heated hand grips, a category one three-point hitch, and a 2000 pound winch.

    There are no products presently being developed that will require a material investment of our resources.


PATENTS AND TRADEMARKS

    We maintain trademarks for all of our product names. In addition, we maintain patents for wheel covers, 3-point hitches, Snowmobile Chariot, rack utility boxes, work power lift system, rub block on work power lift, grablight, the 5th wheel trailer, Perf-Form oil filter, and the Weekend Warrior universal tow frame.


SUPPLIERS

    During the year ended September 30, 2003, we purchased approximately $5,113,000 of goods from Simonsen Iron Works, Inc., our largest supplier who does the majority of our ironworks. This represented approximately 58% of our raw goods purchases during that year. Our partnership with Simonsen Iron Works has been a key to the success of our Company as working with this vendor allows us to maintain the highest quality parts at the most economical cost. While we anticipate this vendor will continue to supply a majority of our ironwork, we recognize the need to reduce the possibility of any adverse consequence of this concentration so over the past three years we have begun using additional suppliers where practical.


MARKETING - CHANNELS OF DISTRIBUTION:

    ATV Accessories:
    ----------------

Domestic Distribution

    We distribute our products domestically through 17 distributors that specialize in motorcycle and ATV accessories. These distributors are either regional or national. We believe that virtually every ATV dealer in the United States is served
by at least two of these distributors.   Because of this overlap
we believe that we would experience a minimal decline in sales if any one of our distributors decided to stop selling our products. Most of these distributors have been customers of Cycle Country since we first began selling ATV accessories. Our most recent distributor was added this past year.

    During the year ended September 30, 2003, Domestic accessory sales represent approximately 90% of our total ATV Accessory sales. For 2003, our largest distributor accounted for 24% of our domestic accessory sales and our five largest distributors accounted for 74% of our domestic accessory sales.

    In cooperation with John Deere and Land Pride, we have developed several products that are now being sold as accessories for John Deere lawn and garden equipment and Land Pride utility vehicles. We intend to expand our associations with John Deere and Land Pride in the future as well as to seek new opportunities with other similar OEM's.

International Distribution

    We distribute our products internationally through 19 distributors that sell our products in 35 countries. This department is in its 7th year of existence and has provided us with a profitable expansion of the ATV Accessory segment of business. We were recognized as the Iowa Small Business Exporter of the year in 1997 and received the Governor's Export Award in that same year.

    International accessory sales represent approximately 10% of our total ATV Accessory sales. We believe that the international market will be a significant contributor to our long-term sales growth.

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

    Lawn and Garden:
    ----------------

    We market our lawn and garden accessories mainly by working with lawn and garden equipment and utility vehicle equipment manufacturers to introduce our accessories into their product lines. We also, through our Weekend Warrior products, sell to national retail outlets and lawn and garden dealers. As this segment is a fairly new market for us we will continue to pursue opportunities with OEM's and direct-to-market distribution opportunities.

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

    Lawn and Garden
    ---------------

    We utilize a sales force of three people to market our lawn and garden products. Our primary method of penetrating the market of OEM's is to make direct contact with potential manufacturers or to follow up on leads brought to us through our advertising or current OEM customers. Our sales force also contacts national, regional, and local retail outlets.

    Each year we produce a catalog of our entire product line and make a new video that demonstrates the applicability of our products. Our retail outlet customers are allowed unlimited quantities of these sales tools.

    Our sales people exhibit at several regional and national trade shows each year. They also travel to each OEM or retail outlet customer to demonstrate our products and address concerns that may arise.

Advertising

    We advertise our ATV and lawn and garden accessories in national trade magazines, professionally developed videos, annual catalog, magazine and television advertising campaigns. Additionally we have three Internet sites located at: www.cyclecountry.com , www.perf-form.com , and www.weekend-warrior.com.


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


EMPLOYEES

    As of September 30, 2003, we have 70 full-time employees, including 45 in production, 5 in sales, 4 in administration, 8 general office, 5 in research and development and 3 drivers. We presently have no labor union contract between any union and us and we do not anticipate unionization of our personnel in the foreseeable future. We believe our relationship with our employees is good. From time to time, we hire part time employees, ranging from a minimum of 1 to a maximum of 6.

Item 2.  DESCRIPTION OF PROPERTIES

    Our principal office facility is a modern 106,000 square foot facility located at 2188 Highway 86, Milford, Iowa, which is located on 10 acres at the intersection of two major highways which allows for easy entry and exit for truck traffic. This property is zoned light industrial and will support an additional 51,000 square foot building expansion. We own this facility and it is used as collateral for our loan with the commercial lender. In February of 2003, construction was completed on a 28,000 square foot building expansion that added needed floor space for our production areas and warehousing needs. The Company relocated the Perf-Form operations to the Milford facility in March of 2003.


Item 3.  LEGAL PROCEEDINGS

    At times we are involved in lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of our products. As of the date of this filing, we are not a party to any material legal proceedings. We currently carry two million dollars of product liability insurance.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information
------------------

    Our common stock was approved for listing on the American Stock Exchange under the symbol: ATC effective June 19, 2003. Prior to June 19, 2003, our common stock was approved for quotation on the National Association of Securities Dealers OTC Bulletin Board under the symbol: CYCY. The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown during the period our stock was on the OTC Bulletin Board reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                                             High               Low
--------------------------------------------------------------------------
FY 2003
Fourth Quarter                               $5.00              $4.50
Third Quarter                                $5.00              $3.30
Second Quarter                               $3.72              $3.05
First Quarter                                $4.14              $2.12


FY 2002
Fourth Quarter                               $3.15              $2.20
Third Quarter                                $4.07              $2.20
Second Quarter                               $5.75              $2.40
First Quarter                                See (a)


     (a) The Company consummated an initial public offering of its Common Stock, par value $0.0001 per share pursuant to a registration statement declared effective by the Commission on November 28, 2001, File No. 333-68570 ("Registration Statement"). The stock commenced trading on the OTC Bulletin Board on February 5, 2002.

    As of December 5, 2003, there were approximately 806 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

    The Company has never paid a dividend on its common stock.
It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities
---------------------------------------

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


Date              Name               # of Shares      Total Price
----              ----               -----------      -----------
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

Overview

    Cycle Country Accessories Corp. (a Nevada corporation) was incorporated in the State of Nevada on August 15, 2001 as a C corporation. The initial capitalization consisted of 3,625,000 shares of common stock. On August 21, 2001, we entered into an agreement to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation) for $4,500,000 in cash and 1,375,000 shares of our common stock. Cycle Country Accessories Corp. (an Iowa corporation) was originally incorporated on August 8, 1983 and is headquartered in Milford, Iowa. Since both Companies are under common control by virtue of majority ownership and common management by the same three individuals, this transaction was accounted for in a manner similar to a pooling of interests. We used the proceeds from a $4,500,000 term note (see Note 10 to the Consolidated Financial Statements) entered into with a commercial lender to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation). Additionally, any proceeds from the sale of stock received from the exercise of any of the 2,000,000 outstanding warrants shall be applied to any outstanding balance on the Note.

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

    In March of 2002, Jim Danbom, director, identified Perf-Form Products, Inc. as a potential acquisition. The company was purchased on March 11, 2002 for $462,100 in cash and 22,500 shares of stock for a total purchase price of approximately $528,800.

    In June of 2002, the Company identified Weekend Warrior, an acquisition which closed in June of 2002. The purchase was made for 10,000 shares of stock. The company's technology and products allow many of the Weekend Warrior products to be immediately useful in the Lawn and Garden applications.

    We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, baskets and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat and Bombardier. We design, engineer and assemble all accessory products at our headquarters and subcontract the manufacture of many original equipment components.

    We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We have sold our products to 16 distributors in the United States for the past 22 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 19 international distributors distributing our products to 35 countries.

    We are also the largest manufacturer of golf car hubcaps in the world. We estimate that we maintain 90% of the Original Equipment Manufacturer hubcap business. We have always sold directly to golf car manufacturers and we believe that we have an excellent distribution network that reaches the after market throughout the United States, Europe and Asia.

    Additionally, we have successfully entered into the lawn and garden industry. Our market research tells us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry. We have identified several Cycle Country accessories that can be used with lawn and garden tractors and utility vehicles. We are working with several Lawn and Garden equipment manufacturers to introduce these accessories into their product lines. We have also designed several new accessories that are going to be marketed only in the Lawn and Garden market. Cycle Country will manufacture most of these products under the private label of the manufacturer.


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

Distributor Rebate Payable - the Company records a liability for the expected cost of offering an annual rebate program to certain eligible distributors. The rebate liability is calculated and recognized as eligible ATV accessory products are sold based upon factors surrounding the activity and prior experience of the eligible distributors. The Program provides for a 7% rebate on purchases of certain eligible products during the Program period if certain pre-determined cumulative purchase levels are obtained. The Program rebate is provided to the applicable distributors as a credit against future purchases of the Company's products.

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At September 30, 2003, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

Results of Operations - Year ended September 30, 2003 vs Year ended September 30, 2002

    OVERALL. Revenues for the year ended September 30, 2003 increased $528,441, or 4%, to $13,891,993 from $13,363,552 for the year ended September 30, 2002. Cost of goods sold increased $770,531, or 7.8%, to $10,638,526 for the year ended September 30, 2003 from $9,867,995 for fiscal 2002. Additionally, gross profit as a percentage of revenue was 23.4% for the year ended September 30, 2003 compared to 26.2% for fiscal 2002. The decrease in gross margin during fiscal 2003 of 2.8% is mainly attributable to significant one-time adjustments of the cost of an inventory sub-assembly part and to prepaid royalties, a long-lived asset, related to our electric shift product, an increase in direct labor costs in the Plastic Wheel Cover segment, and a decrease in the gross profit margins of our snowplow blades, mowers, and our OEM business. Selling, general and administrative expenses decreased $19,270, or 1%, to $2,762,626 for the year ended September 30, 2003 from $2,781,896 for fiscal 2002. The decrease in operating expenses is primarily a result of reduced spending of approximately $44,000 in travel and meal expenses, approximately $49,000 in salaries and wages, approximately $20,000 in commissions, approximately $17,000 in show expenses, approximately $16,000 in rent, approximately $14,000 in licenses and fees, and approximately $14,000 in office, shipping supplies and postage. The decreases were offset by increases of approximately $32,000 in depreciation and amortization expense and $109,000 in professional fees. The increase in professional fees is due to a few significant one-time expenses the company incurred during fiscal 2003 to strengthen and solidify its financial position in the long term. The expenses included an $85,000 closing fee related to the preferred stock financing agreement completed in June, 2003, a $54,000 application and listing fee paid to the American Stock Exchange upon approval of our stock for trading on their Exchange, and approximately $20,000 paid in extra legal and accounting fees related to both of these projects. While impacting current operating income, the benefits realizable to the Company in the long term from the successful completion of both of these projects are significant. Non-operating income (expense) decreased $58,709, or 25.8%, to $(168,708) for the year ended September 30, 2003, from $(227,417) for fiscal 2002. The decrease is primarily due to a decrease of approximately $63,000 of interest expense.

BUSINESS SEGMENTS As more fully described in Note 15 to the Consolidated Financial Statements, the Company operates three reportable business segments: ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. The gross margins are vastly different in our three reportable business segments due to the fact that we assemble our ATV Accessories (i.e. we outsource the ironworks to our main product supplier), we are vertically integrated in our Plastic Wheel Cover segment, and we utilize a single-step distribution method for our Lawn and Garden segment.

    ATV ACCESSORIES Revenues for the year ended September 30, 2003 increased $518,009, or 4.5%, to $12,112,067 from
$11,594,058 for the year ended September 30, 2002. The increase is mainly attributable to increased sales of our core products and OEM products during fiscal 2003 versus fiscal 2002 as evidenced by increased Snowplow Blade (our mainstay product) sales of approximately $290,000, increased mower unit sales of approximately $71,000, increased basket sales of approximately $109,000, and increased sales of OEM (Original Equipment Manufacturer) products of approximately $201,000. Management has been working closely with the OEMs to develop products that fit their needs and enhance their products. Sales continue to increase with current OEM customers and we are continuing to work with new OEM customers to develop and produce products for them. Deliveries of our snowplow blades to our distributors continued strong throughout the third and fourth quarters as significant late season order deliveries went well into April and significant new season order deliveries began in late May. In fiscal 2002 deliveries for snowplow blades ended in January and significant deliveries did not resume until the fourth quarter of fiscal 2002. Sales of our mowers for fiscal 2003 have exceeded fiscal 2002 levels as new retail price points and redesigned components have re-established our significant share of this market. Our new steel mesh baskets that can easily mount to any ATV rack system and have a multitude of uses account for the increase in our basket sales. Also contributing to the increase in revenues for fiscal 2003 were increased sales of our Perf-Form premium oil filter and oil cooler products, which we acquired during the second quarter of fiscal 2002, of approximately $170,000. Decreased sales of winches and winch mounts of approximately $235,000 and electric lift systems of approximately $77,000 offset some of the increases realized above.

    Cost of goods sold increased $777,997, or 9.8%, to $8,711,963 for the year ended September 30, 2003 from $7,933,966 for fiscal 2002. Gross profit as a percent of revenues was 28.1% for fiscal 2003 compared to 31.6% for the corresponding period in 2002. The decrease in gross profit for the year ended September 30, 2003 as compared to the corresponding period in fiscal 2002 is primarily due to significant one-time adjustments of the cost of an inventory sub-assembly part and to prepaid royalties, a long-lived asset, related to our electric shift product and a decrease in the gross profit margins of our snowplow blades, mowers, and our OEM business. The decrease in the gross profit margin of our Snowplow Blades and mowers is the result of actions taken by our management team to address market concerns and to strengthen our position as the leader in accessories for the ATV. A new standard snowplow blade configuration was implemented in the first quarter of fiscal 2003 that increases its durability, features, and use but maintains its competitive pricing. In the fourth quarter we realized increased margins on our Snowplow Blades as planned pricing increases went into effect at the start of the fourth quarter. OEM gross profits went down as a larger proportion of less profitable products were sold in fiscal 2003 as compared to fiscal 2002. As additional OEM products for current and new OEM customers enter into the sales mix the gross margins are expected to increase going forward. The adjustments to an inventory sub-assembly item and the prepaid royalties asset account caused significant additional expense to be incurred in fiscal 2003 as these two items were determined to have values that were too high given management's assessment of the market for the company's electric shift product to which both of these assets relate to.

    PLASTIC WHEEL COVERS  Revenues for the year ended
September 30, 2003 decreased $255,562, or 12.1%, to $1,849,391 from $2,104,953 for the year ended September 30, 2002. The decrease is attributable to changes in current market conditions as last fiscal year golf cart OEM customers purchased record high numbers of wheel covers while the current fiscal year of 2003 has seen a return to normal ordering levels by our golf cart OEM customers. Our continual research into new products and improved processes, such as the clear coating we now utilize and the metalizing process soon to be implemented, will allow us to continue to address the needs of the markets our products sell in.
    Cost of goods sold decreased $79,295, or 9%, to $800,911 for the year ended September 30, 2003 from $880,206 for fiscal 2002. Gross profit as a percent of revenue was 56.7% for the year ended September 30, 2003 compared to 58.2% for the corresponding period in fiscal 2002. The decrease in gross profit for the year ended September 30, 2003 was attributable to increased production staffing required to incorporate the protective coating process. However, in the third and fourth quarters of fiscal 2003 gross profit increased over the same periods of fiscal 2002 as improvements in production methods reduced material waste, increased output, and reduced labor hours needed to meet production requirements. Management expects these improved gross margins to continue.

    GEOGRAPHIC REVENUE During fiscal 2003, revenue in the United States increased $522,260, or 4.3%, to $12,721,018 from $12,198,758 for the year ended September 30, 2002. Revenue from other countries increased $6,181, or 0.5%, to $1,170,975 for fiscal 2003 from $1,164,794 for the year ended September 30, 2002. The increase during the fiscal year 2003 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America. The slight increase during the fiscal year 2003 in revenue from other countries is due to an increase of sales in Europe that was offset by a decrease of sales in Canada.

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

BUSINESS SEGMENTS As more fully described in Note 15 to the Consolidated Financial Statements, the Company operated two reportable business segments in fiscal 2002: ATV Accessories and Plastic Wheel Covers. The gross margins are vastly different in our two reportable business segments due to the fact that we assemble our ATV Accessories (i.e. we outsource the ironworks to our main product supplier) and are vertically integrated in our Plastic Wheel Cover segment.

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

    Cash and cash equivalents were $215,551 at September 30, 2003 compared to $207,162 as of September 30, 2002. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $ 2,192,089 at September 30, 2003 compared to $1,764,608 at September 30, 2002. The change in working capital is primarily due to the following:
Inventories increased by $57,448, or 1.9%, to $3,024,733 at September 30, 2003 from $2,967,285 at September 30, 2002, taxes receivable decreased by $95,117, or 51.5%, to $89,507 at September 30, 2003 from $184,624 at September 30, 2002, accounts payable decreased $66,298, or 6.0%, to $1,042,046 at September 30, 2003 from $1,108,344 at September 30, 2002, accrued expenses decreased $10,946, or 2.6%, to $409,865 at September 30, 2003
from $420,811 at September 30, 2002, current portion of bank note payable decreased $405,735, or 45.6%, to $484,845 at September 30, 2003 from $890,580 at September 30, 2002, and the bank line of credit increased $20,000, or 5%, to $420,000 at September 30, 2003 from $400,000 at September 30, 2002.

    On June 25, 2003, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes are collateralized by all of the Company's assets, are payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.50% at September 30, 2003) for Note One and principal and interest at prime + 0.625% (4.625% at September 30, 2003) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate can never exceed 9.5% or be lower than 4.5% for Note One and can never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment is $11,473 and $42,324 for Note One and Note Two, respectively, and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Notes or the Line of Credit described below. At September 30, 2003, $1,482,717 and $2,149,237 for Note One and Note Two, respectively, were outstanding on the Notes. At September 30, 2002, $3,603,281 was outstanding on the Note entered into under the original secured credit agreement.

    Under the terms of the amended secured credit agreement noted above, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The original secured credit agreement noted above had a line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit under the original secured credit agreement was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (4.75% at September 30, 2003) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 7% or be lower than 4.75%. The Line of Credit matures on December 31, 2004. At September 30, 2003 and 2002, $420,000 and $400,000, respectively, was outstanding on the Line of Credit.

    The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred shares issued in June of 2003 and discussed below. At September 30, 2003, the Company did not attain the minimum level required of one of the covenants, term debt coverage. However, the Company did obtain a waiver of compliance from the commercial lender for this covenant. Management worked with the commercial lender to revise the secured credit agreement and believes that all of the covenants can be met in the future.

    On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash.
The restricted cash will be made available to the Company for use as general corporate purposes with the prior approval of the preferred stockholder. The preferred shares are convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date. Upon an event of default, the investment may be reclassified as a debt obligation of the Company. This new series of preferred shares is cumulative and convertible with dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at September 30, 2003) and are to be paid prior to any dividends being paid or declared on the Company's common stock. The
Company has 2,000,000 shares of $0.0001 par value preferred stock authorized and 2,000,000 shares issued and outstanding at September 30, 2003.

    Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2004. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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

PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

    Our directors, executive officers and key employees are as follows:

                                                             Director
Name                  Age      Position                        Since
----                  ---      --------                        -----
Ron Hickman           53       Chief Executive Officer,         2001
                               President and Director
Dave Davis            38       Chief Financial Officer           -
Marie Matthiesen      41       Vice President of Manufacturing   -
F.L. Skip Miller      63       Director                         2001
Jim Danbom            60       Director                         2001
L.G. Bob Hancher Jr.  50       Director                         2001
Rod Simonson          48       Director                         2001

F.L. Skip Miller was President of Armstrong Wheels from 1970 until 1998. Then in 1999 from his Chief Executive Officer position, Mr. Miller consummated the company's highly lucrative buy-out from the international conglomerate GKN Wheels. The selling of Armstrong Wheels for an impressive premium price was largely based on his ability to build the company with consistent double-digit annual growth. Mr. Miller participates on the Audit and Operations committees of the board. Mr. Miller is currently serving a three year term, which will end in 2006.

Jim Danbom was our founder and served as our president from 1981 to 2001. Mr. Danbom will lead the Operations and Planning committees of the board. He has successfully created numerous businesses in his 26 year career. Having successfully created our products at Cycle Country, Mr. Danbom will now focus on acquisitions and new product development while serving on the Operations and Planning committees. Mr. Danbom is currently serving a three-year term, which will end in 2006.

L.G. Bob Hancher Jr. has served as Chief Financial Officer of Commerce Street Venture Group since 2000. Mr. Hancher graduated from Iowa University in 1974. He served as Field Auditor and Territory Manager of Shell Oil Co from 1974 to 1978 and the Director of Marketing of Raynor Garage from 1978 to 1988. In 1993, Mr. Hancher co-founded, and is now a past President of International Sports Management, leaving in 2000 to co-found Commerce Street Venture Group. Mr. Hancher participates on the Planning and Audit committees of the board. Mr. Hancher is currently serving a three-year term, which will end in 2006.

Rod Simonson became a franchisee for Piccadilly Circus Pizza,
Inc. in 1980 by owning and operating 1 of the 5 restaurants under the company's umbrella. Shortly thereafter, Mr. Simonson purchased the parent company and became President of Piccadilly. By 1987, the company became Land Mark Products, Inc., the licensing company for Piccadilly Circus Pizza. Under his leadership, the company evolved from several sit-down pizzerias to a complete turnkey operational partner in convenience stores, malls, hotels, amusement parks and video stores. Today, there are over 800 locations primarily in convenience stores throughout 42 states in the Continental U.S. Mr. Simonson is serving on the Planning and Audit committees of the board. Mr. Simonson is currently serving a three year term, which will end in 2006.

Ron Hickman, who became our President on August 1, 2001, has been a CPA for 27 years, and was our accountant from our inception until he took a position as General Manager for us in 1996. Mr. Hickman is on the Operations and Planning committees of the board. Mr. Hickman is currently serving a three-year term, which will end in 2006.

Directors' Remuneration

    Our directors are presently not compensated for serving on the board of directors.

Executive Compensation

Employment Agreements

    We have entered into employment agreements with certain of our key executives as follows:

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

Section 16(a) Beneficial Ownership Reporting Compliance

    The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's
Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth the total compensation paid to or accrued for the fiscal years ended September 30, 2003, 2002, and 2001 to our Chief Executive Officer and our other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year.

Annual Compensation



                                                  Other          Restricted    Securities                All
Name and               Fiscal                     Annual         Stock         Underlying     LTIP       Other
Principal Position     Year     Salary    Bonus   Compensation   Awards        Options        Payouts    Compensation
---------------------------------------------------------------------------------------------------------------------
Ronald Hickman,
President              2003     150,000   12,772   500<F1>         0             0              0        7,106<F6>

                       2002     150,000   15,000   500<F1>         0             0              0        7,476<F3>
                       2001     104,808   30,000   500<F1>         0             0              0        6,469<F2>

Jim Danbom
Past President         2003      75,000      0     500<F1>         0             0              0        8,175<F7>

                       2002      75,000      0     500<F1>         0             0              0        8,044<F5>
                       2001     156,817      0       0             0             0              0        1,818<F4>

---------------------------------------------------------------------------------------------------------------------

<F1>
(1)	Christmas bonus.

<F2>
(2)	Comprised of $1,444 value of personal use of company
auto and $5,025 paid for health insurance.

<F3>
(3)	Comprised of $1,913 value of personal use of company
auto and $5,563 paid for health insurance.

<F4>
(4)	Comprised entirely of value of personal use of
company auto.

<F5>
(5)	Comprised of $2,481 value of personal use of company
auto and $5,563 paid for health insurance.

<F6>
(6)	Comprised of $1,634 value of personal use of company
auto and $5,472 paid for health insurance.

<F7>
(7)	Comprised of $2,703 value of personal use of company
auto and $5,472 paid for health insurance.


Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

    We have entered into employment agreements with certain of our key executives as follows:

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


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:



                           Number of
Name and Address of        Shares          Percent
Beneficial Owner           Owned           Owned
-------------------        ---------       -------

Ron Hickman                281,000          7.12%
c/o Cycle Country
Accessories Corp.
2188 Highway 86
Milford, Iowa 51351


Jim Danbom                 835,250         21.15%
106 Channel Court
Marco Island, FL 34145


Jan Danbom                 794,750         20.12%
106 Channel Court
Marco Island, FL 34145

Commerce Street Venture       360,000       9.12%
Group
17322 Westfield Park Rd
Westfield, IN 46074



All Directors and Officers  1,163,380      29.46%
as a Group (6 Persons)






Item 12. CERTAIN TRANSACTIONS
         None.



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

                        CYCLE COUNTRY ACCESSORIES CORP.
                               AND SUBSIDIARIES


                       Consolidated Financial Statements


                         September 30, 2003 and 2002








                   TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
               CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS
-------------------------------------------------------------------------------
          AN INDEPENDENTLY OWNED MEMBER OF THE RSM MCGLADREY NETWORK

                        CYCLE COUNTRY ACCESSORIES CORP.
                               AND SUBSIDIARIES

                       Consolidated Financial Statements

                         September 30, 2003 and 2003



                               Table of Contents
                               -----------------


Independent Auditors' Report                                            1

Consolidated Financial Statements:

        Consolidated Balance Sheets                                     2

        Consolidated Statements of Income                               3

        Consolidated Statements of Stockholders' Equity                 4

        Consolidated Statements of Cash Flows                           5


Notes to Consolidated Financial Statements                              7

                   TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.
               CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS
          AN INDEPENDENTLY OWNED MEMBER OF THE RSM MCGLADREY NETWORK


                         Independent Auditors' Report
                         ----------------------------


To the Board of Directors and Stockholders of Cycle Country Accessories Corp. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Cycle Country Accessories Corp. and Subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida
January 13, 2004

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                         September 30, 2003 and 2002


                        Assets                            2003             2002
                        ------                            ----             ----
Current assets:
        Cash and cash equivalents                       $   215,551      $   207,162
         Accounts receivable - trade, net                 1,080,854        1,086,672
        Inventories                                       3,024,733        2,967,285
        Taxes receivable                                     89,507          184,624
        Deferred income taxes                                72,095           76,251
        Prepaid expenses and other                           66,105           62,349
                                                        -----------      -----------

                Total current assets                      4,548,845        4,584,343

        Property, plant, and equipment, net               2,930,878        2,558,328
        Restricted cash                                   1,901,898                -
        Intangible assets, net                              217,093          233,238
        Goodwill                                             41,700           41,700
        Other assets                                         63,007           79,459
                                                        -----------      -----------

                Total assets                            $ 9,703,421      $ 7,497,068
                                                        ===========      ===========


              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
        Accounts payable                                $ 1,042,046      $ 1,108,344
        Accrued expenses                                    409,865          420,811
        Bank line of credit                                 420,000          400,000
        Current portion of bank note payable                484,845          890,580
                                                         ----------      -----------

                Total current liabilities                 2,356,756        2,819,735

         Bank note payable, less current portion          3,147,109        2,712,701

        Deferred income taxes                                96,405           51,788
                                                         ----------      -----------

                Total liabilities                         5,600,270        5,584,224

Stockholders' equity:
        Preferred stock                                         200                -
        Common stock                                            395              395
        Additional paid-in capital                        3,730,039        1,726,266
        Retained earnings (deficit)                         372,517          186,183
                                                         ----------      -----------

           Total stockholders' equity                     4,103,151        1,912,844
                                                         ----------      -----------

           Total liabilities and stockholders' equity   $ 9,703,421      $ 7,497,068
                                                         ==========      ===========



See accompanying notes to the consolidated financial statements.

                   CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  For the years ended September 30, 2003 and 2002



                                                     2003                  2002
                                                     ----                  ----

Net sales                                         $13,737,342             $13,257,895
Freight income                                        154,651                 105,657
                                                  -----------             -----------

      Total revenue                                13,891,993              13,363,552

Cost of goods sold                                (10,638,526)             (9,867,995)
                                                  -----------             -----------

      Gross profit                                  3,253,467               3,495,557

 Selling, general and administrative expenses      (2,762,626)             (2,781,896)
                                                  -----------             -----------

      Income from operations                          490,841                 713,661

 Non-operating income (expense), net                 (168,708)               (227,417)
                                                  -----------             -----------

      Income before provision for income taxes        322,133                 486,244

Income tax expense                                    114,826                 177,403
                                                  -----------             -----------

      Net income                                  $   207,307             $   308,841

Dividends on preferred stock                           20,974                       -
                                                  -----------             -----------

      Net income available to common stockholders $   186,333                 308,841
                                                  ===========             ===========

Weighted average shares of common
  stock outstanding:

        Basic                                       3,951,290               3,757,261
        Diluted                                     4,460,196               3,757,261

Earnings per common share:

        Basic                                     $      0.05                    0.08
        Diluted                                   $      0.05                    0.08




See accompanying notes to the consolidated financial statements.


                  CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Consolidated Statements of Stockholders' Equity

                     Years ended September 30,2003 and 2002





                                                                         Additional
                                         Preferred       Common          paid-in         Retained
                                         Stock           Stock           capital         earnings         Total
                                         --------        --------      -----------     ----------       ---------


Balances at September 30, 2001               -               363          994,641         (122,658)        872,346

Net income                                   -               -                -            308,841         308,841

Issuance of common stock for repayment
  of due to related parties                  -                19          566,681            -             566,700

Issuance of common stock to employees
  for compensation                           -                12          136,445            -             136,457

Issuance of common stock for acquisition
  of net assets of Weekend Warrior           -                 1           28,499            -              28,500
                                       ---------         ----------     ---------       -----------    ------------

Balances at September 30, 2002               -               395        1,726,266          186,183       1,912,844

Net income                                   -                -              -             207,307         207,307

Issuance of preferred stock                  200              -         1,982,800            -           1,983,000

Issuance of common stock for payment
  of dividends on preferred stock            -                 1           20,973          (20,974)            -

Cancellation of common stock previously
  issued and outstanding                     -                (1)            -                   1             -
                                       ---------         ----------     ---------       -----------    ------------
Balances at September 30, 2003         $     200             395        3,730,039          372,517       4,103,151
                                       ==========        ==========     =========       ===========    ============


See accompanying notes to the consolidated financial statements.


                 CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 For the years ended September 30, 2003 and 2002

                                                                          2003            2002
                                                                          ----            ----

Cash flows from operating activities:
        Net income                                                     $  207,307           308,841
        Adjustments to reconcile net income to net cash
	  provided by operating activities:
                Depreciation                                              307,484           281,753
                Non-cash fund management fee                               85,000                 -
                Deferred income taxes                                      48,773            30,897
                Amortization                                               20,813            11,762
                Gain on sale of equipment                                 (15,829)          (17,010)
                Inventory reserve                                         (10,000)           41,000
		(Increase) decrease in assets:
                        Accounts receivable - trade, net                    5,818           (28,389)
                        Inventories                                       (47,448)         (219,006)
                        Taxes receivable                                   95,117           (84,107)
                        Prepaid expenses and other                         (3,756)            1,461
                        Other assets                                       41,452               881
		Increase (decrease) in liabilities:
                        Accounts payable                                  (66,298)           49,773
                        Accrued expenses                                  (10,946)          253,105
                                                                        ---------          ---------

                            Net cash provided by operating activities     657,487           630,961

Cash flows from investing activities:
         Deposits into restricted cash account                         (1,901,898)                -
         Purchase of property, plant, and equipment                      (685,216)         (270,478)
         Payment of patent costs                                           (4,668)                -
         Acquisition of net assets - subsidiary                                 -           (12,065)
         Proceeds from sale of property, plant, and equipment              21,011            21,886
                                                                        ---------          ---------

                       Net cash used in investing activities           (2,570,771)         (260,657)



Cash flows from financing activities:
        Proceeds from issuance of preferred stock                       1,898,000                 -
        Payments on bank note payable                                    (706,776)         (837,231)
        Net borrowings from bank line of credit                           755,439           400,000
        Payment of loan costs                                             (25,000)                -
                                                                       -----------      ------------

                 Net cash provided by (used in) financing activities    1,921,673          (437,231)
                                                                       -----------      ------------
                 Net increase (decrease) in cash and cash equivalents       8,389           (66,927)

Cash and cash equivalents - beginning of year                             207,162           274,089
                                                                       -----------      ------------

Cash and cash equivalents - end of year                                $  215,551           207,162
                                                                       ===========      ============


See the accompanying notes to the consolidated financial statements.



                 CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                      For the years ended September 30, 2003 and 2002


                                                                      2003             2002
                                                                     -------          -------

Supplemental disclosures of cash flow information:

	Cash paid during the year for:
                Interest, net of amounts capitalized                $  193,572         256,419
                                                                    ===========      ==========

                Income taxes                                        $    1,900         331,130
                                                                    ===========      ==========

Supplemental schedule of non-cash financing and investing activities:

	Non-cash transaction incurred during the year for:

            Conversion of bank line of credit to bank notes
              payable                                               $  735,439               -
                                                                    ===========      ==========
            Issuance of common stock for payment of dividends
              on preferred stock                                    $   20,974               -
                                                                    ===========      ==========
            Issuance of common stock for repayment of due to
              related parties                                       $        -         566,700
                                                                    ===========      ==========
            Acquisition of net assets - subsidiary with funds
              advanced by related parties                           $        -         516,700
                                                                    ===========      ==========
            Issuance of common stock for payment of
              employee compensation                                 $        -         106,457
                                                                    ===========      ==========

            Increase in prepaid expenses advanced by related party  $        -          50,000
                                                                    ===========      ==========
            Issuance of common stock for payment of accrued officer
              bonus                                                 $        -          30,000
                                                                    ===========      ==========
            Issuance of common stock for acquisition of net assets
              of Weekend Warrior                                    $        -          28,500
                                                                    ===========      ==========


See accompanying notes to the consolidated financial statements.


               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         September 30, 2003 and 2002



(1)	Summary of Significant Accounting Policies

(a)	Reporting Entity and Principles of Consolidation

	The consolidated financial statements include the accounts of Cycle Country Accessories Corp. (a Nevada corporation) ("Cycle
Country (Nevada)") and its wholly-owned subsidiaries, Cycle
Country Accessories Corp. (an Iowa corporation) ("Cycle Country
(Iowa)"), Perf-Form, Inc. (an Iowa corporation) ("Perf-Form"), and Cycle Country Accessories Subsidiary Corp. (a Nevada corporation) ("Cycle Country Sub. Corp.") (collectively, the
"Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Nature of Business

	The Company is primarily engaged in the design, assembly, sale and distribution of accessories for all terrain vehicles ("ATVs") to various distributors, dealers and wholesalers throughout the United States of America, Canada, Mexico, South America, Europe, and the Pacific area. Additionally, the Company manufactures, sells, and distributes injection-molded plastic wheel covers for vehicles such as golf carts, lawn mowers, and light-duty trailers. The Company's headquarters and assembly plant are located in Milford, Iowa. The Company had a second assembly plant located in Big Lake, Minnesota until February 2003, at which time the operations were relocated to the assembly plant in Milford, Iowa.

(c)	Revenue Recognition

	The Company ships products to its customers predominantly by its internal fleet and to a lesser extent by third party carriers.
The Company recognizes revenues from product sales when title to the products is passed to the distributors, dealers, wholesalers, or other customers and risk of loss transfers to an unrelated third party, which occurs at the point of destination for products shipped by the Company's internal fleet and at the point of shipping for products shipped by third party carriers.

Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying consolidated statements of income. Royalty income earned in connection with the rights to sell a product developed by the Company is recognized as earned and included in non-operating income in the accompanying consolidated statements of income. Sales were recorded net of sales discounts and allowances of approximately $476,000 and $441,000 in fiscal 2003 and 2002, respectively.

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

	The Company provides appropriate provisions for uncollectible accounts and credit for returns based upon numerous factors, including past transaction history with customers, their credit worthiness, and other information. Initially, the Company estimates a provision for uncollectible accounts as a percentage of net sales based on historical bad debt experience and on a quarterly basis, the Company writes-off uncollectible receivables. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.
While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts. In the opinion of management of the Company, no provision is deemed necessary for credit for returns at September 30, 2003 or 2002.
The provision for uncollectible accounts of $10,000 at September
30, 2003 and 2002 reflects management's best estimate of future uncollectible accounts.

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

(h)	Restricted Cash

	The Company has approximately $1,902,000 in restricted cash and it serves as collateral for the preferred stock issued by the Company during fiscal 2003 (see Note 12(b)). The restricted cash can be used for general corporate purposes (in the ordinary course of business and consistent with past practices) as approved by the holders of the preferred stock.

(i)	Inventories

	Inventories are carried at the lower of cost or market. The cost is determined using the first-in, first-out method. The Company evaluates its inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market.
This evaluation includes an analysis of its physical inventory results, a review of potential obsolete and slow-moving stock based on historical product sales and forecasted sales, and an overall consolidated analysis of potential excess inventory. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the salability of the Company's products or its relationship with certain key vendors, the Company's inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

During the fourth quarter of fiscal 2003, the Company determined that one of its sub-assembly components had incurred a permanent decline in market value. As a result, the Company wrote-off approximately $84,500 to reflect this decline in market value.

(j)	Property, Plant, and Equipment

	Property, plant, and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods. Interest costs on borrowings used in connection with the construction of major facilities are capitalized. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)	Summary of Significant Accounting Policies, Continued

(j)	Property, Plant, and Equipment, Continued

Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized.
When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

(k)	Goodwill and Other Intangible Assets

	Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's March 11, 2002 acquisition (see Note 3) is not being amortized in accordance with Statement of Financial Accounting
Standards ("SFAS") No. 142, "Goodwill and Other Intangible
Assets." SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value.

	Other intangible assets are stated at cost and consist of trademarks, covenant not-to-compete agreements, and patents.
The trademarks arising from the Company's March 11, 2002 and June 13, 2002 acquisitions (see Note 3) have been deemed to have an indefinite life and as such will not be amortized. The covenant not-to-compete agreements are being amortized over their estimated useful lives (5 years for both) and the patents are being amortized over their remaining useful lives of 11 years and 12 years, respectively, at the date of acquisition.

(l)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

	The Company's long-lived assets, including property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(1)	Summary of Significant Accounting Policies, Continued

(m)	Investment in Golden Rule (Bermuda) Ltd.

	The investment in Golden Rule (Bermuda) Ltd. stock is recorded at cost due to less than 20% ownership.

(n)	Warranty Costs

	Estimated future costs related to product warranties are accrued as products are sold based on prior experience and known current events and are included in accrued expenses in the accompanying consolidated balance sheets. Accrued warranty costs have historically been sufficient to cover actual costs incurred.

(o)	Income Taxes

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

(p)	Distributor Rebate Payable

	The Company offers an annual rebate program (the "Program") for its ATV accessory distributors. The Program provides for a 7% rebate on purchases of certain eligible products during the Program period if certain pre-determined cumulative purchase levels are obtained. The Program rebate is provided to the applicable distributors as a credit against future purchases of the Company's products. The Program rebate liability is calculated and recognized as eligible products are sold based upon factors surrounding the activity and prior experience of specific distributors and is included in accrued expenses in the accompanying consolidated balance sheets. The distributor rebate expense totaled approximately $490,000 and $408,000 in fiscal 2003 and 2002, respectively and is recorded as a reduction of sales in the accompanying consolidated financial statements.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




(1)	Summary of Significant Accounting Policies, Continued

(q)	Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the reporting period.
Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised and the preferred stock was converted. Preferred stock dividends are added back to income since these would not be paid if the preferred stock was converted to common stock.

(r)	Advertising

	Advertising consists primarily of television, videos, newspaper and magazine advertisements, product brochures and catalogs, and trade shows. All costs are expensed as incurred or when first utilized. Advertising expense totaled approximately $430,000 and $438,000 in fiscal 2003 and 2002, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

(s)	Research and Development Costs

	Research and development costs are expensed as incurred. Research and development costs incurred during fiscal 2003 and 2002 totaled approximately $128,000 and $178,000, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

(t)	Shipping and Handling Costs

        Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods.
Shipping and handling costs incurred totaled approximately
$244,000 and $202,000 in fiscal 2003 and 2002, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

(u)	Concentration of Credit Risk

	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. At various times throughout fiscal 2003 and 2002 and at September 30, 2003 and 2002, cash balances held at a financial institution were in excess of federally insured limits.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)	Summary of Significant Accounting Policies, Continued

(u)	Concentration of Credit Risk, Continued

        The majority of the Company's sales are credit sales which are made primarily to customers whose ability to pay is dependent upon the industry economics prevailing in the areas where they operate; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

(v)	Seasonality and Weather

	The ATV accessories market is seasonal as retail sales of snowplow equipment are generally higher in the fall and winter, and sales of farm and garden equipment are generally higher in the spring and summer. Accordingly, demand for the Company's snowplow equipment is generally higher in the late summer and fall (the Company's fourth and first fiscal quarters) as distributors and dealers build inventories in anticipation of the winter season, and demand for the Company's farm and garden and golf equipment is generally highest in the late winter and spring (the Company's second and third fiscal quarters) as distributors and dealers build inventories in anticipation of the spring season.

	Demand for snowplow, farm and garden and golf equipment is significantly affected by weather conditions. Unusually cold winters or hot summers increase demand for these aforementioned products. Mild winters and cool summers usually have the opposite effect.

(w)	Fair Value of Financial Instruments

	The carrying values of cash and cash equivalents, accounts receivable, taxes receivable, accounts payable and accrued expenses approximates their fair values because of the short-term nature of these instruments. The fair value of the Company's bank notes payable and line of credit are assumed to approximate the recorded value because there have not been any significant changes in specific circumstances since the notes payable and line of credit were originally recorded.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)	Summary of Significant Accounting Policies, Continued

(x)	Recent Accounting Pronouncements

	In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial position or results of operation.


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

On August 29, 2001, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") to register a total of 5,625,000 shares of common stock, 2,000,000 shares of which relate to warrants (see Note 12(a)). The Registration Statement on Form SB-2 (Amendment No. 3) was declared effective by the SEC on November 28, 2001, File No. 333-68570.


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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition at March 11, 2002:

Inventory                                $       147,065
Property and equipment                           120,000
Trademark                                        100,000
Covenant not-to-compete agreement                 70,000
Patent                                            50,000
                                         ----------------
        Total assets acquired            $       487,065
                                         ================

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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition at June 13, 2002:

Trademark                                   $         9,000
Covenant not-to-compete agreement                     8,000
Patent                                                8,000
Inventory                                             3,500
                                            ----------------
        Total assets acquired               $        28,500
                                            ================

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(3)	Acquisition of Assets, Continued

The results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition.

	Assuming the fiscal 2002 acquisitions of Perf-form Products and Weekend Warrior had occurred on October 1, 2000, the consolidated results of operations on a pro forma basis for fiscal 2002 would have been approximately as follows:

Revenue                      $    13,588,000
Net income                           344,000
Earnings per share - basic              0.09
Earnings per share - diluted            0.09


(4)	Inventories

	The components of inventories at September 30 are summarized as follows:

                                2003             2002
                           --------------    ------------
Raw materials               $  1,596,414       1,362,821
Work in progress                 133,513         151,508
Finished goods                 1,294,806       1,452,956
                           --------------    ------------
  Total inventories         $  3,024,733       2,967,285
                           ==============    ============

(5)	Prepaid Expenses and Other

	Prepaid expenses and other at September 30 consisted of the following:

                                         2003             2002
                                    --------------    ------------
Prepaid insurance                    $   65,405           40,045
Prepaid promotion                           -             15,000
Prepaid royalty                             700            2,000
Prepaid rent                                -              5,304
                                    --------------    ------------
  Total prepaid expenses and other   $   66,105           62,349
                                    ==============    ============

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(6)	Acquired Intangible Assets

Acquired intangible assets consist of the following:


                                                As of September 30, 2003
                                                ------------------------

                                        Weighted-
                                         average
                                       amortization     Gross Carrying     Accumulated
                                         period             Amount         Amortization
                                     --------------     ------------       ------------

Amortized intangible assets:
  Covenant not-to-compete agreements         5            $  78,000          24,433
  Patents                                 11.1               62,668           8,142
                                                          -----------       ----------
                                                            140,668          32,575
                                                          -----------       ----------

Unamortized intangible assets:
  Trademarks                                                109,000
                                                          -----------
    Total acquired intangible assets                      $ 249,668
                                                          ===========




                                                As of September 30, 2002
                                                ------------------------

                                        Weighted-
                                         average
                                       amortization     Gross Carrying     Accumulated
                                         period             Amount         Amortization
                                     --------------     ------------       ------------

Amortized intangible assets:
  Covenant not-to-compete agreements         5            $  78,000           8,833
  Patents                                 11.1               58,000           2,929
                                                          -----------       ----------
                                                            136,000          11,762
                                                          -----------       ----------

Unamortized intangible assets:
  Trademarks                                                109,000
                                                          -----------
    Total acquired intangible assets                      $ 245,000
                                                          ===========



Amortization expense totaled $20,813 and $11,762 during fiscal 2003 and 2002, respectively.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(6)	Acquired Intangible Assets, Continued

The estimated future amortization expense for each of the five succeeding years is as follows:

Year ending September 30,
-------------------------

 2004                                         $	20,813
 2005                                           20,813
 2006                                           20,813
 2007                                   	11,979
 2008                                            5,213


(7)	Property, Plant, and Equipment

	Property, plant, and equipment, their estimated useful lives, and related accumulated depreciation at September 30 are summarized as follows:



                                Range
                               of lives
                                 in
                                years            2003             2002
                               --------       ----------      ----------

Land                             -            $  380,000         380,000
Building                       15-40           1,717,857       1,133,471
Plant equipment                  7             1,523,242       1,353,755
Tooling and dies                 7               670,507         662,969
Vehicles                        3-7              638,899         640,151
Office equipment                3-7              335,524         466,870
                                              ----------      ----------
                                               5,266,029       4,637,216
Less accumulated depreciation                 (2,335,151)     (2,200,060)
                                              ----------      ----------
                                               2,930,878       2,437,156
Construction-in-process                             -            121,172
                                              ----------      ----------
     Total property and equipment             $2,930,878       2,558,328
                                              ==========      ==========

Interest costs of approximately $23,000 were capitalized during the year ended September 30, 2003.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(8)	Other Assets

	The components of other assets at September 30 are summarized as follows:
                                          2003           2002
                                       ----------    ------------
        Prepaid royalty - long-term    $  13,900     $    54,459
        Unamortized loan costs            24,107            -
        Investment in Golden Rule
          (Bermuda), Ltd.                 25,000          25,000
                                       ----------    ------------
           Total other assets          $  63,007     $    79,459
                                       ==========    ============




	During the fourth quarter of fiscal 2003, management of the Company determined that the prepaid royalty was not fully recoverable due to less than anticipated sales of a certain product. As a result, approximately $39,500 of the prepaid royalty's carrying value was reduced and is included in royalty expense in the accompanying consolidated statements of income.


(9)	Accrued Expenses

	The components of accrued expenses at September 30 are summarized as follows:



                                            2003              2002
                                       --------------     -------------

Distributor rebate payable              $   215,145          193,765
Accrued salaries and related benefits       120,113          142,937
Accrued warranty expense                     39,000           54,156
Accrued real estate tax                      27,573           27,090
Accrued fund management fees                  5,834             -
Accrued interest expense                      2,200            2,863
                                       --------------     ------------
        Total accrued expenses          $   409,865          420,811

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(10)	Bank Notes Payable

On June 25, 2003, the Company and it's commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes are collateralized by all of the Company's assets, are payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.5% at September 30, 2003) for Note One and principal and interest at prime + 0.625% (4.625% at September 30, 2003) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate can never exceed 9.5% or be lower than 4.5% for Note One and can never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment is $11,473 and $42,324 for Note One and Note Two, respectively, and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Notes or the Line of Credit described below. At September 30, 2003, $1,482,717 and $2,149,237 for Note One and Note Two,
respectively, were outstanding on the Notes. At September 30, 2002, $3,603,281 was outstanding on the Note entered into under the original secured credit agreement.

Under the terms of the amended secured credit agreement noted above, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The original secured credit agreement noted above had a line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit under the original secured credit agreement was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (4.75% at September 30, 2003) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 7% or be lower than 4.75%. The Line of Credit matures on December 31, 2004. At September 30, 2003 and 2002, $420,000 and $400,000, respectively, was outstanding on the Line of Credit. As of September 30, 2003, $580,000 is available on the Line of Credit.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(10)	Bank Notes Payable, Continued

Future maturities of long-term debt are as follows:

Year ending September 30,
-------------------------

        2004                      $	484,845
        2005                            508,697
        2006                            533,723
        2007                            559,982
        2008                            459,876
        Thereafter                    1,084,831
                                  --------------
                                  $   3,631,954
                                  ==============
The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred stock issued in June of 2003 (see
Note 12 (b)). The Company was in noncompliance with the minimum working capital requirement at December 31, 2002 and March 31, 2003, as well as the term debt coverage ratio at March 31, 2003 and September 30, 2003, and has requested and received waivers from the commercial lender for the respective noncompliance in the first, second and fourth quarters of fiscal 2003.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(11)    Income Taxes

The provision for income taxes for the years ended September 30, 2003 and 2002 consists of the following:


                                              2003        2002

        Current tax provision
           Federal                        $   62,313      145,302
           State                               3,740        1,204
                                          ----------    ---------
                                              66,053      146,506
                                          ----------    ---------

        Deferred tax provision
           Federal                            46,011      29,861
           State                               2,762       1,036
                                          ----------    ---------
                                              48,773      30,897
                                          ----------    ---------
           Total income tax benefit       $  114,826     177,403
                                          ==========    =========




        Deferred tax assets and liabilities at September 30, are comprised of the following:


                                                   2003         2002
      Deferred tax assets:                      ----------    --------
         Inventory reserve                      $  26,843      30,376
         Accrued vacation                          19,676      19,128
         Accrued warranty                          13,775       4,218
         Accrued bonus                              5,318       3,875
         Allowance for uncollectable accounts       3,532       3,533
         Deferred profit                            2,951       4,218
                                                ----------    --------
           Total deferred assets                   72,095      76,251
                                                ----------    --------
      Deferred tax liability:
         Depreciation                             (96,405)    (51,788)
                                                ----------    ---------
           Net deferred tax asset (liability)   $ (24,310)     24,463
                                                ==========    =========

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(11)	Income Taxes, Continued

	These amounts are included in the accompanying consolidated balance sheets at September 30 under the following captions:

                                                 2003         2002
                                             ------------   ----------
Current assets                               $    72,095       76,251
Non-current assets                               (96,405)     (51,788)
                                             ------------   ----------
   Net deferred tax asset (liability)        $   (24,310)      24,463
                                             ============   ==========


No valuation allowance has been provided for these deferred tax assets at September 30, 2003 or 2002 as full realization of these assets is more likely than not.

A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate for the year ended September 30, 2003 and 2002 is as follows:


                                          2003                 2002

Federal statutory tax                   $  109,526   34.0%    165,323   34.0%
Change in effective tax rate                (5,792)  (1.8)      5,975    1.2
Non deductible expenses                      6,801    2.1       4,687    1.0
State and local income taxes, net of
    federal tax benefit                      4.291    1.3       1,418    0.3
                                        ----------   ----    ---------- -------
  Total income tax provision (benefit)  $  114,826   35.6     177,403   36.5
                                        ==========   ====    ========== =======




(12)	Stockholders' Equity

(a)	Common Stock

        The Company has 100,000,000 shares of $0.0001 par value common stock authorized and 3,949,337 and 3,953,000 shares issued and outstanding at September 30, 2003 and 2002, respectively. Of the 3,949,337 shares of common stock outstanding, 2,000,000 of these shares of common stock have warrants attached which entitles the holder to purchase one share of common stock per warrant at $4.00 per share beginning March 28, 2002 and ending
August 21, 2004. The Company has the right, under certain circumstances, to redeem any unexercised warrants at $0.0001 per share.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(12)	Stockholders' Equity, Continued

(b)	Preferred Stock

        The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at September 30, 2003 and 2002, respectively. The Board of
Directors is authorized to adopt resolutions providing for the issuance of preferred shares and the establishment of preferences and rights pertaining to the shares being issued, including dividend rates.

        In the event of any dissolution or liquidation of the Company, whether voluntary or involuntary, the holders of shares of preferred stock described above shall be paid the full amounts of which they shall be entitled to receive before any holders of common stock shall be entitled to receive, pro rata, any remaining assets of the Company available for distribution to its stockholders.

        On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash.
The preferred shares are convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date.
The restricted cash investment will be made available to the Company for use for general corporate purposes with the approval of the preferred stockholder. Upon an event of default, the investment may be reclassified as a debt obligation of the Company. This new series of preferred shares requires dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at September 30, 2003).
Such dividends are cumulative, and are payable in cash or the Company's common stock at the holders option and are to be paid prior to any dividends being paid or declared on the Company's common stock. The Company has 2,000,000 shares of $0.0001 par value preferred stock authorized and 2,000,000 shares issued and outstanding at September 30, 2003.

(c)	Registration Statement

        On July 3, 2002, the Company filed a Registration Statement on Form SB-2 with the SEC to register a total of 500,000 shares of common stock, 155,000 shares of which were offered by a selling stockholder and 345,000 shares of which were offered by the Company. As of September 30, 2003, 304,913 of the 345,000 shares of common stock offered by the Company are not issued nor outstanding. The Registration Statement on Form SB-2 (Amendment
No. 1) was declared effective by the SEC on July 25, 2002, File
No. 333-92002.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(13)	Earnings Per Share

	The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended
September 30, 2003 and 2002:

                                 For the year ended September 30, 2003
                                 -------------------------------------

                                Income            Shares        Per-share
                              (numerator)     (denominator)      amount
                              -----------     -------------     ---------

Basic EPS
Income available to common
  stockholders                $  186,333        3,951,290       $    0.05
                                                                =========
Effect of Dilutive Securities
  Convertible preferred stock     20,974          508,906
                              ----------        ---------

Diluted EPS
  Income available to common
   stockholders and assumed
   conversions                $  207,307        4,460,196       $    0.05
                              ==========        =========       =========




                                 For the year ended September 30, 2002
                                 -------------------------------------

                                Income            Shares        Per-share
                              (numerator)     (denominator)      amount
                              -----------     -------------     ---------

Basic EPS
Income available to common
  stockholders                $  308,841        3,757,261       $    0.08

Effect of Dilutive Securities
Warrants                          -                -                 -
                              ----------        ---------       ---------

Diluted EPS
Income available to common
  stockholders                $  308,841        3,757,261       $    0.08
                              ==========        =========       =========

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(14)	Non-Operating Income (Expense)

	Non-operating income (expense) for the years ended September 30, 2003 and 2002 consisted of the following:



                                           2003             2002
                                      -------------     -----------

Income:
  Gain on sale of equipment            $    15,829          17,010
  Truck lease                                 -              6,979
  Interest                                   6,296           5,884
  Royalties                                    220           1,560
  Other                                      1,855              20
                                       ------------     -----------
    Total income                            24,200          31,453
                                       ------------     -----------

Expense:
  Interest                                (192,908)       (255,663)
  Other                                       -             (3,207)
                                       ------------      ----------
    Total expense                         (192,908)       (258,870)
                                       ------------      ----------
    Total non-operating expense, net   $  (168,708)       (227,417)
                                       ============      ==========

(15)	Pension and Profit Sharing Plan

	The Company had a qualified defined contribution profit sharing plan (the "Plan") covering all eligible employees with a specific period of service which was terminated during fiscal 2003. The contributions were discretionary with the Board of Directors. There were no contributions to the Plan by the Company during the years ended September 30, 2003 or 2002.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(16)    Business Concentrations

	At September 30, 2003, customers with the two largest outstanding accounts receivable balances totaled approximately $424,900 or 39% of the gross accounts receivable. At September 30, 2003, the outstanding accounts receivable balances of customers that exceeded
10% of gross accounts receivable are as follows:


                                              Percent of gross
Customer         Accounts receivable          accounts receivable
---------        -------------------          -------------------
  A                $    247,300                     23%
  B                     177,600                     16%

	At September 30, 2002, customers with the two largest outstanding accounts receivable balances totaled approximately $322,000 or 29% of the gross accounts receivable. At September 30, 2002, the outstanding accounts receivable balances of customers that exceeded
10% of gross accounts receivable are as follows:

                                              Percent of gross
Customer         Accounts receivable          accounts receivable
---------        -------------------          -------------------
  A                $    173,400                     16%
  B                     148,500                     13%

        Sales to the Company's major customers, which exceeded 10% of net sales, accounted for approximately 18.4% and 14.9% each of net sales in fiscal 2003 and approximately 21.0% and 13.5% each of net sales in fiscal 2002.

	The Company believes it has adequate sources for the supply of raw materials and components for its production requirements. The
Company's suppliers are located primarily in the state of Iowa. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The
Company relies upon, and expects to continue to rely upon, several single source suppliers for critical components. During fiscal 2003 and 2002, the Company purchased approximately $5,113,000 and $4,691,000, respectively, of raw materials from one vendor, which represented approximately 58% of materials used in products sold during each year.

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



(17)	Segment Information

	Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts and allowances are not allocated to each of the segments for internal reporting purposes. The
Company has three operating segments which assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel
Covers, and Lawn and Garden. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, oil filters, spreaders, sprayers, tillage equipment, winch mounts, and utility boxes. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through our Weekend Warrior subsidiary. These lawn and garden accessories include lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1. Sales of snowplow blades comprised approximately 63% of ATV Accessories revenues during each year. Sales of snowplow blades comprised approximately 55% of the Company's consolidated total revenues during each year.

	The following is a summary of certain financial information related to the two segments:

                                          2003               2002
                                   ----------------      -------------

Total revenues by segment
  ATV Accessories                    $  12,112,067         11,594,058
  Plastic Wheel Covers                   1,849,391          2,104,953
  Lawn and Garden                          251,576               -
                                   ----------------      -------------
       Total revenues by segment        14,213,034         13,699,011


Freight income                             154,651            105,657
Sales discounts and allowances            (475,692)          (441,116)
                                   ----------------       ------------
       Total combined revenue        $  13,891,993         13,363,552

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(17)	Segment Information, Continued


                                                2003               2002
                                          ---------------      ------------
Operating profit by segment
  ATV Accessories                         $    3,400,105         3,660,092
  Plastic Wheel Covers                         1,048,480         1,224,747
  Lawn and Garden                                 99,206              -
  Freight income                                 154,651           105,657
  Sales allowances                              (475,692)         (441,116)
  Factory overhead                              (973,283)       (1,053,823)
  Selling, general, and administrative        (2,762,626)       (2,781,896)
  Interest income (expense), net                (186,612)         (249,779)
  Other income (expense), net                     17,904            22,362
  Income tax (expense) benefit                  (114,826)         (177,403)
                                          ---------------      ------------
        Net income                        $      207,307           308,841
                                          ===============      ============

Identifiable assets
  ATV Accessories                         $    5,241,099         5,300,596
  Plastic Wheel Covers                           784,851           824,066
  Lawn and Garden                                153,166              -
                                          ---------------      ------------
        Total identifiable assets              6,179,116         6,124,662

Corporate and other assets                     3,524,305         1,372,406
                                          ---------------      ------------
        Total assets                      $    9,703,421         7,497,068
                                          ===============      ============
Depreciation by segment
  ATV Accessories                         $       96,675            93,766
  Plastic Wheel Covers                           100,029            94,822
  Lawn and Garden                                  1,807              -
  Corporate and other                            108,973            93,165
                                          ---------------      ------------
        Total depreciation                $      307,484           281,753
                                          ===============      ============
Capital expenditures by segment
  ATV Accessories                         $      293,944           156,156
  Plastic Wheel Covers                           141,025           124,835
  Lawn and Garden                                 11,688              -
  Corporate and other                            317,753           113,690
                                          ---------------      ------------
        Total capital expenditures        $      764,410           394,681
                                          ===============      ============

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(17)	Segment Information, Continued

	The following is a summary of the Company's revenue in different geographic areas during the years ended September 30, 2003 and 2002:



                                      2003                2002
                                 ------------        ------------
United States                    $ 12,721,018          12,198,758
Other countries                     1,170,975           1,164,794
                                 ------------        ------------
        Total revenue            $ 13,891,993          13,363,552
                                 ============        ============

	As of September 30, 2003 and 2002, all of the Company's long-lived assets are located in the United States of America. During fiscal
2003 and 2002, ATV Accessories had sales to individual customers which exceeded 10% of total revenues as described in Note 17.
Plastic Wheel Covers did not have sales to any individual customer greater than 10% of total revenues during fiscal 2003 and 2002.


(18)	Commitments and Contingencies

(a)	Letters of Credit

	Letters of credit are purchase guarantees that ensure the Company's payment to third parties in accordance with specified terms and conditions which amounted to approximately $99,400 and $179,800 as of September 30, 2003 and 2002, respectively.

                            Signatures
                            ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2004.

                         CYCLE COUNTRY ACCESSORIES CORP.

                         By:  /s/ Ron Hickman
                            -----------------------
                                  Ron Hickman
                                  Principal Executive Officer,
                                  President and Director


    In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 14, 2004.

By:  /s/ Ron Hickman         Principal Executive Officer, President and
   -----------------
        Ron Hickman          Director


By: /s/ David Davis          Principal Financial Officer and
   -----------------
        David Davis          Principal Accounting Officer

By: /s/ F.L. Miller          Director
   ----------------
	F.L. Miller

By: /s/ Jim Danbom           Director
   ---------------
	Jim Danbom

By: /s/ L.G. Hancher Jr.     Director
   --------------------
	L.G. Hancher Jr.

By: /s/ Rod Simonson         Director
   -----------------
        Rod Simonson

                   SECTION 906 CERTIFICATIONS
                   --------------------------

Each of the undersigned hereby certifies in his capacity as an officer of Cycle Country Accessories Corp. (the "Company") that the Annual Report of the Company on Form 10-KSB for the period ended September 30, 2003 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


                             CYCLE COUNTRY ACCESSORIES CORP.




                             By: /s/ Ron Hickman
                                -------------------
                                     Ron Hickman
                                     President and Chief Executive Officer



                             By: /s/ David Davis
                               ------------------
                                     David Davis
                                     Chief Financial Officer


                                Date: January 14, 2004