Form 10QSB
period 2003-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2004-02-04
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                 FORM 10-QSB


                                 (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003


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


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of February 6, 2004 was 3,956,047 and there were 806 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

Cycle Country Accessories Corp. Index to Form 10-QSB

Part 1   Financial Information                                             Page
                                                                           ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - December 31, 2002...........2


         Condensed Consolidated Statements of Income - Three Months Ended
         December 31, 2002 and 2001.........................................3


         Condensed Consolidated Statements of Cash Flows - Three
         Months Ended December 31, 2002 and 2001............................4


         Notes to Condensed Consolidated Financial Statements...............6



Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................9


Item 3.  Controls and Procedures ..........................................13


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K..................................14


Signatures.................................................................15

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
December 31, 2003
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                      $  1,058,408
   Accounts receivable, net                                          1,089,772
   Inventories                                                       2,663,797
   Deferred income taxes                                                72,095
   Prepaid expenses and other                                           14,749
                                                                  -------------
            Total current assets                                     4,898,821
                                                                  -------------

Property, plant, and equipment, net                                  2,896,216
Restricted cash                                                      1,905,015
Intangible assets, net                                                 214,863
Goodwill                                                                41,700
Other assets                                                            62,014
                                                                  -------------
            Total assets                                          $ 10,018,629
                                                                  =============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                              $    936,431
    Accrued expenses                                                   725,178
    Income taxes payable                                               233,721
    Accrued interest payable                                             2,300
    Current portion of bank notes payable                              490,701
                                                                  -------------
           Total current liabilities                                 2,388,331
                                                                  -------------
Long-Term Liabilities:
    Bank notes payable, less current portion                         3,022,181
    Deferred income taxes                                               96,405
                                                                  -------------
             Total long-term liabilities                             3,118,586
                                                                  -------------
                  Total liabilities                                  5,506,917
                                                                  -------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                          -
    Preferred stock, $.0001 par value; 2,000,000 shares
       authorized; 2,000,000 shares issued and outstanding                 200
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 3,956,047 shares issued and outstanding                 396
    Additional paid-in capital                                       3,756,927
    Retained earnings                                                  754,189
                                                                  -------------
           Total stockholders' equity                                4,511,712
                                                                  -------------
Total liabilities and stockholders' equity                        $ 10,018,629
                                                                  =============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                              Three Months Ended December 31,
                                               2003              2002
                                          --------------     --------------
                                           (Unaudited)         (Unaudited)
Revenues:
 Net sales                                $   5,596,235        $  4,384,927
 Freight income                                  47,621              29,126
                                          --------------       -------------
       Total revenues                         5,643,856           4,414,053
                                          --------------       -------------
Cost of goods sold                           (4,243,958)         (3,315,273)
                                          --------------       -------------
       Gross profit                           1,399,898           1,098,780
                                          --------------       -------------
Selling, general, and administrative
   expenses                                    (733,027)           (743,200)
                                          --------------       -------------
      Income from operations                    666,871             355,580
                                          --------------       -------------
Other Income (Expense):
  Interest expense                              (43,552)            (59,658)
  Interest income                                 6,450                 890
  Miscellaneous                                   1,653               5,188
                                          --------------       -------------
      Total other income (expense)              (35,449)            (53,580)
                                          --------------       -------------
      Income before provision for
         income taxes                           631,422             302,000
                                          --------------       -------------
Provision for income taxes                     (227,312)           (108,720)
                                          --------------       -------------
      Net income                                404,110             193,280

Dividends on preferred stock                     22,438                  -
                                          --------------       -------------
      Net income available to common
         stockholders                     $     381,672        $    193,280
                                          ==============       =============
Weighted average shares of common
  stock outstanding:
   Basic                                      3,955,344           3,953,000
                                          ==============       =============
   Diluted                                    4,675,710           3,953,000
                                          ==============       =============
Earnings per common share:
   Basic                                  $        0.10        $       0.05
                                          ==============       =============
   Diluted                                $        0.09        $       0.05
                                          ==============       =============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                              Three Months Ended December 31,
                                               2003              2002
                                          --------------      -----------
                                           (Unaudited)        (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     404,110       $  193,280
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                            84,208           73,892
         Amortization                             5,203            5,504
         Inventory reserve                      (37,340)              -
         Gain on sale of equipment               (1,552)          (3,652)
         (Increase) decrease in assets:
            Accounts receivable, net             (8,918)         (77,205)
            Inventories                         398,276           59,314
            Taxes receivable                     89,507               -
            Prepaid expenses and other           49,376           13,606
         Increase (decrease) in liabilities:
            Accounts payable                   (105,614)         (61,559)
            Accrued expenses                    321,963          207,656
            Income taxes payable                233,721          106,820
            Accrued interest payable                100              476
                                          --------------      -----------
Net cash provided by operating activities     1,433,040          517,832
                                          --------------      -----------

Cash Flows from Investing Activities:
   Purchase of equipment                        (49,546)        (358,903)
   Deposits into restricted cash                 (3,117)              -
   Proceeds from sale of equipment                1,552            3,652
                                          --------------      -----------
Net cash used in investing activities           (51,111)        (355,251)
                                          --------------      -----------

Cash Flows from Financing Activities:
   Payments on bank note payable               (119,072)        (217,692)
   Net payments on bank line of credit         (420,000)              -
                                          --------------      -----------
Net cash used in financing activities          (539,072)        (217,692)
                                          --------------      -----------

Net increase (decrease) in cash and
   cash equivalents                             842,857          (55,111)

Cash and cash equivalents, beginning of
   period                                       215,551          207,162
                                          --------------      -----------

Cash and Cash Equivalents, end of
   period                                 $   1,058,408       $  152,051
                                          ==============      ===========




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                           Three Months Ended December 31,
                                               2003              2002
                                          --------------     ------------
                                           (Unaudited)       (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $      43,452      $     59,182
                                          ==============     =============

      Income taxes                        $     (95,916)     $      1,900
                                          ==============     =============

Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock for
     payment of employee compensation     $       4,450      $        -
                                          ==============     =============
   Issuance of common stock for
     payment of dividends on preferred
     stock                                $      22,438      $        -
                                          ==============     =============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2003 and 2002
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2003 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at December 31, 2003 are summarized as follows:

             Raw materials                              $   1,697,514
             Work in progress                                  78,389
             Finished goods                                   887,894
                                                        --------------
                Total inventories                       $   2,663,797
                                                        ==============


3.   Accrued Expenses:

The major components of accrued expenses at December 31, 2003 are summarized as follows:

             Distributor rebate payable                 $     484,967
             Accrued salaries and related benefits            161,802
             Accrued warranty expense                          39,000
             Accrued real estate tax                           27,573
             Royalties payable                                 11,836
                                                        --------------
                Total accrued expenses                  $     725,178
                                                        ==============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2003 and 2002
(Unaudited)


4.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised and the preferred stock was converted. Preferred stock dividends are added back to income since these would not be paid if the preferred stock were converted to common stock.


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2003 and 2002:



                                               For the three months ended December 31, 2003
                                               --------------------------------------------
						Income		Shares		Per-share
                                              (numerator)    (denominator)       amount
                                           ---------------   --------------    -------------

Basic EPS
Income available to common stockholders     $    381,672       3,955,344       $      0.10
                                                                               ============

Effect of Dilutive Securities
Convertible preferred stock                       22,438         508,906
Warrants                                              -          211,460
                                           ---------------   ------------
Diluted EPS
Income available to common stockholders     $    404,110       4,675,710       $      0.09
                                            ==============   ============      ============


                                               For the three months ended December 31, 2002
                                               --------------------------------------------
						Income		Shares		Per-share
                                              (numerator)    (denominator)       amount
                                            -------------   -------------     -------------
Basic EPS
Income available to common stockholders     $    193,280       3,953,000       $      0.05
                                                                               ============
Effect of Dilutive Securities
Warrants                                              -               -
                                            -------------    ------------
Diluted EPS
Income available to common stockholders     $    193,280       3,953,000       $      0.05
                                            =============    ============      ============



Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2003 and 2002
(Unaudited)


5.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has three operating segments that assemble, manufacture, and sell a variety of products:
ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through our Weekend Warrior subsidiary. These lawn and garden accessories include lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003. Sales of snowplow blades comprised approximately 76% and 73% of ATV Accessories revenues during the three months ended December 31, 2003 and 2002, respectively. In addition, sales of snowplow blades comprised approximately 71% and 67% of the Company's consolidated total revenues during the three months ended December 31, 2003 and 2002, respectively. Sales of Original Equipment Manufacturer (OEM) products, including John Deere and Land Pride, comprised approximately 10% and 10% of ATV accessories revenues during the three months ended December 31, 2003 and 2002, respectively. In addition, sales of Original Equipment Manufacturer (OEM) products, including John Deere and Land Pride, comprised approximately 10% and 9% of consolidated total revenues during the three months ended December 31, 2003 and 2002, respectively. Sales of wheel covers comprised approximately 8% and 10% of consolidated total revenues during the three months ended December 31, 2003 and 2002, respectively.


The following is a summary of certain financial information related to the three segments during the three months ended
December 31, 2003 and 2002:



                                               2003           2002
                                           ------------   ------------
Total revenues by segment
     ATV Accessories                       $ 5,301,118    $ 4,083,228
     Plastic Wheel Covers                      424,957        457,991
     Lawn and Garden                           102,410             -
                                           ------------   ------------
          Total revenues by segment          5,828,485      4,541,219
     Freight income                             47,621         29,126
     Sales allowances                         (232,250)      (156,292)
                                           ------------   ------------
          Total revenues                   $ 5,643,856    $ 4,414,053
                                           ============   ============



Operating profit by segment
     ATV Accessories                       $ 1,548,627    $ 1,222,935
     Plastic Wheel Covers                      224,592        265,711
     Lawn and Garden                            41,096             -
     Freight income                             47,621         29,126
     Sales allowances                         (232,250)      (156,292)
     Factory overhead                         (229,870)      (262,700)
     Selling, general, and administrative     (732,945)      (743,200)
     Interest income (expense), net            (37,102)       (58,768)
     Other income (expense), net                 1,653          5,188
     Provision for income taxes               (227,312)      (108,720)
                                           ------------   ------------
          Net income                       $   404,110    $   193,280
                                           ============   ============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2003 and 2002
(Unaudited)


5.   Segment Information, Continued:

The following is a summary of the Company's revenue in different geographic areas during the three months ended
December 31, 2003 and 2002

                                    2003                  2002
                            ------------------     ------------------
United States of America     $    5,203,737         $    4,070,798
Other countries                     440,119                343,255
                            ------------------     -------------------
          Total revenue      $    5,643,856         $    4,414,053
                            ==================      ==================

As of December 31, 2003, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of total net revenues, accounted for approximately 24.7%, 15.1%, and 10.0% each of total net revenues during the three months ended December 31, 2003, and approximately 18.4%, 16.4%, and 11.8% each of total net revenues during the three months ended December 31, 2002. Plastic Wheel Covers did not have sales to any individual customer greater than 10% of total net revenues during the three months ended December 31, 2003 or 2002.





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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At December 31, 2003, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.


OVERALL RESULTS OF OPERATIONS - Three Months Ended December 31, 2003 and 2002
-----------------------------------------------------------------------------

Revenues for the three months ended December 31, 2003 increased $1,229,803, or 27.9%, to $5,643,856 from $4,414,053 for the three months ended December 31, 2002. Cost of goods sold increased $928,685, or 28.0%, to $4,243,958 for the three months ended December 31, 2003 from $3,315,273 for the three months ended December 31, 2002. Additionally, gross profit as a percentage of revenue was 24.8% for the first quarter ended December 31, 2003 compared to 24.9% for the first quarter ended December 31, 2002. The increase in revenues during the first quarter ended December 31, 2003 is mainly attributable to an increase in sales of our mainstay product, Snowplow Blades of approximately $1,041,000. Also contributing to the increased revenues were increases in our OEM product sales of approximately $138,000, which consists of sales to John Deere, Land Pride and our other OEM customers, increased sales of our Weekend Warrior lawn and garden products of approximately $102,000, increased sales of our three-point hitch systems of approximately $39,000, and increased sales of our rack mounted cargo boxes and wire mesh baskets of approximately $37,000. These increases in sales were offset by decreased sales of our plastic wheel covers of approximately $33,000 and an increase in the distributor rebate program expense, which is netted against sales, of approximately $68,000. The increase in revenues can be attributed to increased sales among all United States distributors. Sales to our United States distributors during the first quarter of fiscal 2004 were very strong, providing us with one of the best first quarters in recent company history. The Company's second quarter is shaping up to also produce strong sales results as orders from our U.S. distributors continue to be strong as truckload deliveries are scheduled through the last week in February, 2004, and
shipments of OEM products are also scheduled to increase.   Gross
profit remained constant as gross profit was 24.8% for the three months ended December 31, 2003 compared to 24.9% for the three months ended December 31, 2002.

Selling, general, and administrative expenses decreased $10,173, or 1.4%, to $733,027 for the three months ended December 31, 2003 from $743,200 for the three months ended December 31, 2002. Decreases in operating expenses were approximately $35,800 in advertising and approximately $22,500 in research and development costs. These decreases were offset by increases in licenses and fees of approximately $12,900, in fuel and fuel taxes of approximately $15,400, and in commissions expense of approximately $12,000.

Interest and miscellaneous income increased approximately $2,000 from the first quarter of fiscal 2003 to the first quarter of fiscal 2004. The increase is primarily due to an increase in interest income earned during the first three months of fiscal 2003 versus the first three months of fiscal 2002. Interest expense decreased approximately $16,100 to $43,552 for the three months ended December 31, 2003 from $59,658 for the three months ended December 31, 2002. Interest expense over the remaining quarters of fiscal 2003 should remain constant or decline slightly as the principal balance is continually reduced on the bank notes and interest rates remain relatively stable.

We anticipate that our revenues for each of the remaining quarters of fiscal 2004 will exceed the actual results of fiscal 2003. We also anticipate that each quarter's net income will improve over the same respective quarter of fiscal 2003 as management's continuous efforts to address seasonality issues, expand into new markets, increase products produced for OEM's, and strengthen the market-leading positions of our current products continue to provide financial results. Our introduction of new OEM products and continued strong sales of our mainstay winter products, combined with orders for our Rough Cut and Quicksilver mowers that has production quantities scheduled to be one of the largest in recent company history, will account for a majority of the improved quarterly fiscal 2004 revenue levels. Weekend Warrior and Perf-Form will also continue to provide the company opportunities for strong sales and profits in quarters that traditionally have been weak due to the seasonality of the ATV accessories market. We are continually addressing the seasonality of the ATV accessories market with our increased sales and marketing efforts to our existing distributors, our focus on new distributors in untapped geographic locations, and continuing to expand our presence in new markets, such as lawn and garden. We foresee selling, general and administrative expenses remaining relatively consistent as a percentage of revenues during the remainder of fiscal 2004 as we maintain our increased usage of existing manufacturing capacity of our operating facility from increased production of new and existing products while maintaining a consistent level of administrative support.


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

ATV ACCESSORIES - Three Months Ended December 31, 2003 and 2002
---------------------------------------------------------------

Revenues for the three months ended December 31, 2003 increased $1,217,890, or 29.8%, to $5,301,118 from $4,083,228 for the three months ended December 31, 2002. The increase is mainly attributable to an increase in sales of our Snowplow Blades, OEM products, and three-point hitch systems as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the three months ended December 31, 2003 increased $892,198, or 31.2%, to $3,752,491 from $2,860,293 for the three months ended December 31, 2002. Gross profit as a percent of revenues was 29.2% for the three months ended December 31, 2003 compared to 30.0% for the three months ended December 31, 2002. The decrease in gross profit for the three months ended December 31, 2003 as compared to the corresponding period in fiscal 2003 was mainly attributable to a slight increase in material and direct labor costs relative to the prior fiscal year in our snowplow blades as the extremely high demand for our snowplow blades caused us to maximize current vendors' capacities and utilize additional vendors for our steel fabrication and raw material needs and incur the extra expense of overtime put in by our production employees. Projecting that the high demand for our snowplow blades and other winter products will continue in the years ahead, management has entered into discussions with its primary vendors to implement year-round production of snowplow blades to build an inventory level adequate enough to fulfill orders during the peak winter product season without incurring the added expenses of labor overtime and alternate source vendors. Year-round production of our snowplow blades will also allow us to more efficiently incorporate and plan production time and resources for OEM products as we see this market continuing to expand and require more of our production capacity year-round as well.

PLASTIC WHEEL COVERS - Three Months Ended December 31, 2003 and 2002
--------------------------------------------------------------------

Revenues for the three months ended December 31, 2003 decreased $33,034, or 7.2%, to $424,957 from $457,991 for the three months ended December 31, 2002. The decrease is attributable to changes in current market conditions as the first quarter of fiscal year 2003 saw golf cart distributors and dealers purchasing higher numbers of wheel covers than during the first quarter of fiscal 2004. The decrease in sales to golf cart distributors and dealers was offset somewhat by sales to OEM golf cart customers that increased during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. We believe sales will increase during the second and third quarters of fiscal 2004 as these quarters are traditionally the prime quarters for the golf industry. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need and to re-establish the company as a source for quality plastic injection molded products. The initial results of these efforts should be realized during fiscal 2004.

Cost of goods sold for the three months ended December 31, 2003 increased slightly $8,084, or 4.2%, to $200,365 from $192,280 for the three months ended December 31, 2002. Gross profit as a percent of revenue was 52.9% for the three months ended December 31, 2003 compared to 58.0% for the three months ended December 31, 2002. The decrease in gross profit during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 was attributable to increased material costs as raw plastic costs increased 6% from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 and the amount of clear coat compound applied to each wheel was increased to meet higher durability standards set by management. Offsetting some of the increase in material costs was a reduction in direct labor incurred for the three months ended December 31, 2003 compared to the same three months ended December 31, 2002 as procedures for the clear coating process became set and changes to other labor-related procedures increased efficiency.

LAWN AND GARDEN - Three Months Ended December 31, 2003 and 2002
---------------------------------------------------------------

This is a new business segment created in fiscal 2003 by management to monitor and manage the expansion of our products into the lawn and garden industry. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. As growth in the lawn and garden industry continues, this will allow the Company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the three months ended December 31, 2003 were $102,410 against cost of goods sold of $61,315. Gross profit as a percent of revenue was 40.1% for the three months ended December 31, 2003. As this is a new business segment created in the second quarter of fiscal 2003, there was no activity in the first quarter of fiscal 2003 to compare first quarter fiscal 2004 results to.

GEOGRAPHIC REVENUE - Three Months Ended December 31, 2003 and 2002
------------------------------------------------------------------

During the three months ended December 31, 2003, revenue in the United States of America increased $1,132,939, or 27.8%, to $5,203,737 from $4,070,798 for the three months ended December 31, 2002. Revenue from other countries increased $96,864, or 28.2%, to $440,119 for the three months ended December 31, 2003 from $343,255
for the three months ended December 31, 2002.   The increase during
the three months ended December 31, 2003 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America and in other countries is due to an increase of sales in Europe and Asia.


Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

At December 31, 2003, we had $1,058,408 in cash and cash equivalents, compared to $215,551 at September 30, 2003. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $2,510,490 at December 31, 2003 compared to $2,192,089 at September 30, 2003. The change in working capital is primarily due to the following: inventories decreased by $360,936, or 12.9%, to $2,663,797 at December 31, 2003 from $3,024,733 at
September 30, 2003, prepaid expenses decreased by $51,356, or 77.7%, to $14,749 at December 31, 2003 from $66,105 at September 30, 2003, accrued expenses increased by $317,613, or 77.5%, to $727,478 at December 31, 2003 from $409,865 at September 30, 2003, accounts payable decreased by $105,615, or 10.1%, to $936,431 at December 31, 2003 from $1,042,046 at September 30, 2003, and the bank line of credit decreased $420,000, or 100%, to zero at December 31, 2003 from $420,000 at September 30, 2003.

On June 25, 2003, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes are collateralized by all of the Company's assets, are payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.5% at December 31, 2003) for Note One and principal and interest at prime + 0.625% (4.625% at December 31, 2003) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate can never exceed 9.5% or be lower than 4.5% for Note One and can never exceed 8.5% or be lower than 4.5% for Note Two.
The monthly payment is $11,473 and $42,324 for Note One and Note Two, respectively, and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Notes or the Line of Credit described below. At December 31, 2003, $1,465,416 and $2,047,466 for Note One
and Note Two, respectively, were outstanding on the Notes. At December 31, 2002, $3,385,589 was outstanding on the Note entered into under the original secured credit agreement.

Under the terms of the amended secured credit agreement noted above, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The original secured credit agreement noted above had a line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit under the original secured credit agreement was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (4.75% at December 31, 2003) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 7% or be lower than 4.75%. The Line of Credit matures on December 31, 2004. At December 31, 2003 and 2002, $-0-and $420,000, respectively, was outstanding on the Line of Credit.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred shares issued in June of 2003 and discussed below. At December 31, 2003, the Company met all of the required financial ratios.

On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash. The restricted cash will be made available to the Company for use as general corporate purposes upon the conversion of the Preferred Stock. The preferred shares are convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date. Upon an event of default, the investment may be reclassified as a debt obligation of the Company. This new series of preferred shares is cumulative and convertible with dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at December 31, 2003) and are to be paid prior to any dividends being paid or declared on the Company's common stock. The Company has 2,000,000 shares of $0.0001 par value preferred stock authorized and 2,000,000 shares issued and outstanding at December 31, 2003.

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

By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited: competitive price pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, and general economic, financial and business conditions.



Part II - Other Information


THERE ARE NO REPORTABLE EVENTS FOR ITEM 1 THROUGH ITEM 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended December 31, 2003.

                                  Signatures
                                  ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2004.

                            CYCLE COUNTRY ACCESSORIES CORP.

                            By:  /s/ Ron Hickman
                               ---------------------
                                 Ron Hickman
                                 Principal Executive Officer,
                                 President and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 6, 2004.

By:     /s/ Ron Hickman         Principal Executive Officer, President and
   -----------------------
	Ron Hickman 		Director


By:     /s/ David Davis         Principal Financial Officer and
   -----------------------
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
   -----------------------
	F.L. Miller

By:	/s/ Jim Danbom		Director
   -----------------------
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
   -------------------------
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
   -------------------------
	Rod Simonson