Form 10QSB
period 2004-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2004-05-10
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                 FORM 10-QSB


                                  (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________


                      Commission file number: 333-68570



                       Cycle Country Accessories Corp.
       ---------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


                   Nevada                            42-1523809
      ---------------------------------    -------------------------------
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


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of April 22, 2004 was 4,171,408 and there were 704 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

Cycle Country Accessories Corp.
Index to Form 10-QSB


Part 1   Financial Information                                           Page
                                                                         ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - March 31, 2004.............2


         Condensed Consolidated Statements of Income - Three Months and Six
         Months Ended March 31, 2004 and 2003..............................3


         Condensed Consolidated Statements of Cash Flows - Six Months
         Ended March 31, 2004 and 2003.....................................5


         Notes to Condensed Consolidated Financial Statements..............7



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................11


Item 3.  Controls and Procedures .........................................17


Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K.................................18


Signatures................................................................19

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2004
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                     $   1,082,811
   Accounts receivable, net                                          1,320,668
   Inventories                                                       3,064,732
   Deferred income taxes                                                72,095
   Prepaid expenses and other                                          209,358
                                                                 --------------
            Total current assets                                     5,749,664
                                                                 --------------

Property, plant, and equipment, net                                  2,879,967
Restricted cash                                                      1,908,104
Intangible assets, net                                                 209,660
Goodwill                                                                41,700
Other assets                                                            61,041
                                                                 --------------
                  Total assets                                    $ 10,850,136
                                                                 ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                             $     810,586
    Accrued expenses                                                   943,026
    Income taxes payable                                               396,667
    Accrued interest payable                                             2,281
    Current portion of bank notes payable                              496,627
                                                                 --------------
           Total current liabilities                                 2,649,187
                                                                 --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                         2,892,919
    Deferred income taxes                                               96,405
                                                                 --------------
             Total long-term liabilities                             2,989,324
                                                                 --------------
                  Total liabilities                                  5,638,511
                                                                 --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                        -
    Preferred stock, $.0001 par value; 2,000,000 shares
       authorized; 2,000,000 shares issued and outstanding                 200
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 4,015,071 shares issued and outstanding                 401
    Additional paid-in capital                                       4,014,134
    Retained earnings                                                1,196,890
                                                                 --------------
           Total stockholders' equity                                5,211,625
                                                                 --------------
Total liabilities and stockholders' equity                        $ 10,850,136
                                                                 ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                               Three Months Ended March 31,
                                               2004               2003
                                          --------------      --------------
                                            (Unaudited)        (Unaudited)

Revenues:
 Net sales                                $   5,341,201          $   2,693,455
 Freight income                                  40,219                 39,107
                                          --------------         --------------
       Total revenues                         5,381,420              2,732,562
                                          --------------         --------------
Cost of goods sold                           (3,912,365)            (2,016,333)
                                          --------------         --------------
       Gross profit                           1,469,055                716,229
                                          --------------         --------------
Selling, general, and administrative
   expenses                                    (743,386)              (641,345)
                                          --------------         --------------
      Income from operations                    725,669                 74,884
                                          --------------         --------------
Other Income (Expense):
  Interest expense                              (38,927)               (49,308)
  Interest income                                 4,841                    322
  Miscellaneous                                  35,000                    339
                                          --------------         --------------
      Total other income (expense)                  914                (48,647)
                                          --------------         --------------
      Income before provision
         for income taxes                       726,583                 26 237
                                          --------------         --------------
Provision for income taxes                     (261,570)                (9,445)
                                          --------------         --------------
      Net income                                465,013                 16,792

Dividends on preferred stock                     22,313                   -
                                          --------------         --------------
      Net income available to common
         Stockholders                     $     442,700          $      16,792
                                          ==============         ==============
Weighted average shares outstanding:
   Basic                                      3,997,213              3,953,000
                                          ==============         ==============
   Diluted                                    4,801,465              3,953,000
                                          ==============         ==============
Earnings per share:
   Basic                                  $        0.11          $        0.00
                                          ==============         ==============
   Diluted                                $        0.10          $        0.00
                                          ==============         ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                Six Months Ended March 31,
                                               2004               2003
                                          --------------      --------------
                                            (Unaudited)        (Unaudited)

Revenues:
 Net sales                                $  10,937,436           $  7,078,382
 Freight income                                  87,840                 68,233
                                          --------------         --------------
       Total revenues                        11,025,276              7,146,615
                                          --------------         --------------
Cost of goods sold                           (8,156,323)            (5,331,606)
                                          --------------         --------------
       Gross profit                           2,868,953              1,815,009
                                          --------------         --------------
Selling, general, and administrative
   expenses                                  (1,476,413)            (1,384,545)
                                          --------------         --------------
      Income from operations                  1,392,540                430,464
                                          --------------         --------------
Other Income (Expense):
  Interest expense                              (82,480)              (108,967)
  Interest income                                11,291                  1,212
  Miscellaneous                                  36,654                  5,527
                                          --------------         --------------
      Total other income (expense)              (34,535)              (102,228)
                                          --------------         --------------
      Income before provision for
         income taxes                         1,358,005                328,236
                                          --------------         --------------
Provision for income taxes                     (488,882)              (118,165)
                                          --------------         --------------
      Net income                                869,123                210,071

Dividends on preferred stock                     44,751                   -
                                          --------------         --------------
      Net income available to common
         Stockholders                     $     824,372          $     210,071
                                          ==============         ==============
Weighted average shares outstanding:
   Basic                                      3,975,957              3,953,000
                                          ==============         ==============
   Diluted                                    4,737,984              3,953,000
                                          ==============         ==============
Earnings per share:
   Basic                                  $        0.21           $       0.05
                                          ==============          ==============
   Diluted                                $        0.18           $       0.05
                                          ==============          ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Six Months Ended March 31,
                                               2004             2003
                                          --------------     --------------
                                            (Unaudited)       (Unaudited)

Cash Flows from Operating Activities:
   Net income                             $     869,123          $    210,071
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           172,949               150,596
         Amortization                            10,406                10,407
         Inventory reserve                      (29,340)                 -
         Gain on sale of equipment               (4,923)               (3,842)
         (Increase) decrease in assets:
            Accounts receivable, net           (239,814)              356,269
            Inventories                         (10,659)             (229,641)
            Prepaid expenses and other          116,997               119,872
         Increase (decrease) in liabilities:
            Accounts payable                   (231,460)             (293,690)
            Accrued expenses                    552,961               269,325
            Income taxes payable                396,667                  -
            Accrued interest payable                 81                   257
                                          --------------         --------------
Net cash provided by operating activities     1,602,988               589,624
                                          --------------         --------------
Cash Flows from Investing Activities:
   Purchase of equipment                       (131,780)             (568,289)
   Deposits into restricted cash                 (6,206)                 -
   Proceeds from sale of equipment               14,665                 5,152
                                          --------------         --------------
Net cash used in investing activities          (123,321)             (563,137)
                                          --------------         --------------
Cash Flows from Financing Activities:
   Payments on bank notes payable              (242,407)             (441,835)
   Proceeds from exercise of stock warrants      50,000                  -
   Net borrowings from (payments on)
      bank line of credit                      (420,000)              430,000
                                          --------------         --------------
Net cash used in financing activities          (612,407)              (11,835)
                                          --------------         --------------

Net increase in cash and cash equivalents       867,260                14,652

Cash and cash equivalents, beginning of
   period                                       215,551               207,162
                                          --------------         --------------
Cash and Cash Equivalents, end of
   period                                 $   1,082,811           $   221,814
                                          ==============         ==============


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Six Months Ended March 31,
                                               2004                2003
                                          --------------       --------------
                                            (Unaudited)         (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $     82,399          $    128,548
                                          ==============       ==============
      Income taxes                        $      2,708          $    196,970
                                          ==============       ==============

Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock for
     payment of employee compensation     $       4,450         $       -
                                          ==============       ==============
   Issuance of common stock for
     payment of dividends on preferred
     stock                                $      44,751         $       -
                                          ==============       ==============
   Issuance of common stock for
     payment of professional services
     fee included in prepaid expenses     $     171,750         $       -
                                          ==============       ==============
   Issuance of common stock for
     payment of a contract fee            $      13,150         $       -
                                          ==============       ==============
   Acquisition of net assets -
     subsidiary included in due to
        related parties                   $         -           $    516,700
                                          ==============       ==============
   Increase in prepaid expenses
     included in due to related parties   $         -           $     60,000
                                          ==============       ==============


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2004 and 2003
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2003 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at March 31, 2004 are summarized as follows:

             Raw materials                              $   1,926,070
             Work in progress                                  79,080
             Finished goods                                 1,059,582
                                                        --------------
                Total inventories                       $   3,064,732
                                                        ==============

3.   Accrued Expenses:

The major components of accrued expenses at March 31, 2004 are summarized as follows:

             Distributor rebate payable                 $     697,630
             Accrued salaries and related benefits            153,679
             Accrued warranty expense                          39,000
             Accrued real estate tax                           27,573
             Accrued investment management fee                 15,833
             Royalties payable                                  9,311
                                                        --------------
                Total accrued expenses                  $     943,026
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

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2004 and 2003
(Unaudited)


4.   Earnings Per Share, Continued:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and six months ended March 31, 2004 and 2003:



                                          For the three months ended                             For the six months ended
                                                 March 31, 2004                                         March 31, 2004
                              ---------------------------------------------        --------------------------------------------
                                  Income           Shares        Per-share            Income           Shares            Per-share
                                (numerator)     (denominator)     amount            (numerator)       (denominator)        amount
                               -------------   ---------------  -----------        -------------     ---------------    -----------
Basic EPS
Income available to
 common stockholders           $   442,700        3,997,213      $    0.11          $   824,372         3,975,957        $   0.21
                                                                    =======                                                =======
Effect of Dilutive Securities
Convertible preferred stock         22,313          508,906                              44,751           508,906
Warrants                              -             295,346                                -              253,122
                               -------------   ---------------                     --------------    ----------------
Diluted EPS
Income available to common
     stockholders and
     assumed conversions       $   465,013        4,801,465      $    0.10          $   869,123         4,737,984        $  0.18
                               =============   ================     =======        ==============    ================      =======


                                          For the three months ended                             For the six months ended
                                                 March 31, 2003                                         March 31, 2003
                              ---------------------------------------------        --------------------------------------------
                                  Income           Shares        Per-share            Income           Shares            Per-share
                                (numerator)     (denominator)     amount            (numerator)       (denominator)        amount
                               -------------   ---------------  -----------        -------------     ---------------    -----------
Basic EPS
Income available to
 common stockholders           $    16,792        3,953,000      $    0.00          $   210,071         3,953,000        $  0.05
                                                                    ========                                               =======
Effect of Dilutive Securities
Warrants                              -                -                                   -                 -
                               -------------   ---------------                     --------------    ----------------
Diluted EPS
Income available to common
     stockholders              $    16,792        3,953,000      $    0.00          $   210,071         3,953,000        $  0.05
                               =============   ================     =======        ==============    ================      =======


                                     Page 8

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2004 and 2003
(Unaudited)


5.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs.
In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has three operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through our Weekend Warrior subsidiary. These lawn and garden accessories include lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003. Sales of snowplow blades comprised approximately 62% and 53% of ATV Accessories revenues during the three months ended March 31, 2004 and 2003, respectively, and approximately 69% and 66% of ATV Accessories revenues during the six months ended March 31, 2004 and 2003, respectively. In addition, sales of snowplow blades comprised approximately 56% and 42% of the Company's consolidated total revenues during the three months ended March 31, 2004 and 2003, respectively, and approximately 64% and 58% of the Company's consolidated total revenues during the six months ended March 31, 2004 and 2003, respectively. Sales of Original Equipment Manufacturer (OEM) products, including John Deere and Land Pride, comprised approximately 23% and 14% of ATV accessories revenues during the three months ended March 31, 2004 and 2003, respectively, and approximately 16% and 11% of ATV accessories revenues during the six months ended March 31, 2004 and 2003, respectively. In addition, sales of Original Equipment Manufacturer (OEM) products, including John Deere and Land Pride, comprised approximately 20% and 11% of consolidated total revenues during the three months ended March 31, 2004 and 2003, respectively, and approximately 15% and 10% of consolidated total revenues during the six months ended March 31, 2004 and 2003, respectively. Sales of wheel covers comprised approximately 9% and 19% of the Company's consolidated total revenues during the three months ended March 31, 2004 and 2003, respectively, and approximately 8% and 14% of the Company's consolidated total revenues during the six months ended March 31, 2004 and 2003, respectively.


The following is a summary of certain financial information related to the three segments during the three months and six months ended March 31, 2004 and 2003:


                                 Three months ended March 31,         Six months ended March 31,
                                     2004                2003             2004            2003
                                 -------------       -------------     -------------   -------------
Total revenues by segment
  ATV Accessories                $  4,846,644        $  2,205,262      $ 10,147,762    $  6,288,490
  Plastic Wheel Covers                483,915             529,923           908,871         987,914
  Lawn and Garden                      88,731              15,282           191,142          15,282
                                 -------------       -------------     -------------   -------------
     Total revenues by segment      5,419,290           2,750,467        11,247,775       7,291,686
                                 -------------       -------------     -------------   -------------
  Freight income                       40,519              39,107            87,840          68,233
  Sales allowances                    (78,089)            (57,012)         (310,339)       (213,304)
                                 -------------       -------------     -------------   -------------
     Total revenues              $  5,381,420        $  2,732,562      $ 11,025,276    $  7,146,615
                                 =============       =============     =============   =============




Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2004 and 2003
(Unaudited)


5.   Segment Information, Continued:


Operating profit by segment
  ATV Accessories                $  1,520,025        $    675,944      $  3,068,652    $  1,880,417
  Plastic Wheel Covers                254,280             302,618           478,872         568,328
  Lawn and Garden                      31,548               9,142            72,643           9,142
  Freight income                       40,219              39,107            87,840          68,233
  Sales allowances                    (78,089)            (57,012)         (310,338)       (213,304)
  Factory overhead                   (298,992)           (253,570)         (528,862)       (497,807)
  Selling, general, and
    administrative                   (743,321)           (641,345)       (1,476,267)     (1,384,545)
  Interest income (expense), net      (34,087)            (48,986)          (71,189)       (107,755)
  Other income (expense), net          35,000                 339            36,654           5,527
  Provision for income taxes         (261,570)             (9,445)         (488,882)       (118,165)
                                 -------------       -------------     -------------   -------------
          Net income             $    465,013        $     16,792      $    869,123    $    210,071
                                 =============       =============     =============   =============



The following is a summary of the Company's revenue in different geographic areas during the three months and six months ended March 31, 2004 and 2003:


                            Three months ended March 31,       Six months ended March 31,
                              2004            2003               2004             2003
                            -----------     ---------          ----------       ----------

United States of America     $ 5,042,592     $ 2,525,404        $10,246,329      $ 6,596,202
Other countries                  338,828         207,158            778,947          550,413
                            -------------   -------------      -------------    -------------
     Total revenue           $ 5,381,420     $ 2,732,562        $11,025,276      $ 7,146,615
                            =============   =============      =============    =============



As of March 31, 2004, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 15.9%, 15.7% and 11.8% each of net revenues during the three months ended March 31, 2004, and approximately 17.5% and 10.7% each of net revenues during the three months ended March 31, 2003. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of net revenues during the three months ended March 31, 2004 or 2003.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 20.3%, 13.5% and 11.7% each of net revenues during the six months ended March 31, 2004, and approximately 17% and 15.5% each of net revenues during the six months ended March 31, 2003. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of net revenues during the six months ended March 31, 2004 or 2003.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At March 31, 2004, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

OVERALL RESULTS OF OPERATIONS - Three Months Ended March 31, 2004 and 2003
--------------------------------------------------------------------------

Revenues for the three months ended March 31, 2004 increased $2,648,858, or 96.9%, to $5,381,420 from $2,732,562 for the three months ended March 31, 2003. Cost of goods sold increased $1,896,032, or 94%, to $3,912,365 for the three months ended March 31, 2004 from $2,016,333 for the three months ended March 31, 2003. Additionally, gross profit as a percentage of revenue was 27.3% for the second quarter ended March 31, 2004 compared to 26.2% for the second quarter ended March 31, 2003. The increase in revenues during the second quarter ended March 31, 2004 is mainly attributable to an increase in sales of our mainstay product, Snowplow Blades, of approximately $1,868,500. Also contributing to the increased revenues were increases in our OEM product sales of approximately $776,700, which consists of sales to John Deere, Land Pride and our other OEM customers, increased sales of our electric blade lift systems of approximately $88,800, increased sales of our Weekend Warrior lawn and garden products of approximately $73,400, increased sales of our winches of approximately $44,000, and increased sales of our spreaders of approximately $30,800. These increases in sales were offset by decreased sales of our plastic wheel covers of approximately $46,000 and an increase in the distributor rebate program expense, which is netted against sales, of approximately $137,000. The increase in revenues can be attributed to increased sales among all United States and European distributors. Sales to our distributors and OEM customers during the second quarter of fiscal 2004 were very strong, providing us with one of the best second quarters in recent company history. Truckload deliveries to our distributors continued strong in the second quarter with the last loads of snowplow blades shipped the week of March 22, 2004. The Company's third quarter is shaping up to continue producing strong sales results as our mowers, sprayers, spreaders and other spring and summer products ship in increased numbers as compared to last year. Gross profit increased 1.1% as more profitable products dominated the second quarter sales for the three months ended March 31, 2004 as compared to the three months ended March 31,2003.

Selling, general, and administrative expenses increased $102,041, or 15.9%, to $743,386 for the three months ended March 31, 2004 from $641,345 for the three months ended March 31, 2003. Increases in operating expenses of approximately $50,000 in other professional fees, approximately $25,500 in insurance costs, approximately $22,000 in officer bonus expense, approximately $17,500 in fuel and fuel tax expenses, and approximately $17,000 in repairs and maintenance expenses were offset by decreases in shipping and handling costs of approximately $14,000 and in commission expense of approximately $16,000. The increase in other professional fees is due to the costs associated with services being provided by an investor relations firm to promote and market the Company to potential brokers and investors during fiscal 2004. The decrease in shipping and handling costs is primarily the result of reduced freight rates being realized through utilization of a nationwide freight logistics and brokerage company.

Interest and miscellaneous income increased approximately $39,000 from the second quarter of fiscal 2003 to the second quarter of fiscal 2004. The increase is primarily due to a refund received from amending a prior year corporate income tax return of approximately $32,000. Interest expense decreased $10,381, or 21.1% to $38,927 for the three months ended March 31, 2004 from $49,308 for the three months ended March 31, 2003. Interest expense over the remaining quarters of fiscal 2003 should remain constant or decline slightly as the principal balance is continually reduced on the bank note and interest rates remain relatively stable.


OVERALL RESULTS OF OPERATIONS - Six Months Ended March 31, 2004 and 2003
------------------------------------------------------------------------

Revenues for the six months ended March 31, 2004 increased $3,878,661, or 54.3%, to $11,025,276 from $7,146,615 for the six months ended March 31, 2003. Cost of goods sold increased $2,824,717, or 53%, to $8,156,323 for the six months ended March 31, 2004 from $5,331,606 for the six months ended March 31, 2003. Additionally, gross profit as a percentage of revenue was 26% for the six months ended March 31, 2004 compared to 25.4% for the six months ended March 31, 2003. The increase in revenues during the six months ended March 31, 2004 is mainly attributable to an increase in sales of our mainstay product, Snowplow Blades, of approximately $2,909,700. Also contributing to the increased revenues were increases in our OEM product sales of approximately $914,400, which consists of sales to John Deere, Land Pride and our other OEM customers, increased sales of our electric blade lift systems of approximately $113,500, increased sales of our Weekend Warrior lawn and garden products of approximately $175,900, increased sales of our 3-point implements of approximately $61,300, and increased sales of our rack mounted cargo boxes and wire mesh baskets of approximately $48,000. These increases in sales were offset by decreased sales of our plastic wheel covers of approximately $79,000 and an increase in the distributor rebate program expense, which is netted against sales, of approximately $208,000. The increase in revenues can be attributed to increased sales among all United States and European distributors. Sales to our distributors and OEM customers during the first six months of fiscal 2004 were very strong, putting the Company on track to realize one of the best fiscal years in recent company history. Truckload deliveries of snowplow blades and related products to our distributors were strong and solid throughout the first six months of fiscal 2004 as were our shipments of products to our OEM customers. The Company's third and fourth quarters of fiscal 2004 are projected to continue producing strong sales results. Our mowers, sprayers, spreaders and other spring and summer product sales are projected to exceed last fiscal year's third quarter results and snowplow blade sales will be strong in the fourth quarter as our distributors are indicating they will order early to stock their warehouses and to hedge against possible increases caused by the volatility in the steel markets. Gross profit increased slightly from 25.4% for the six months ended March 31, 2003 to 26% for the six months ended March 31, 2004.


Selling, general, and administrative expenses increased $91,868, or 6.6%, to $1,476,413 for the six months ended March 31, 2004 from $1,384,545 for the six months ended March 31, 2003. Increases in operating expenses of approximately $50,000 in other professional fees, approximately $32,900 in fuel and fuel tax expense, approximately $32,000 in officer bonus expense, approximately $26,000 in insurance costs, approximately $21,000 in repairs and maintenance expenses, and approximately $16,700 in licenses and fees were offset by decreases in advertising costs of approximately $35,400, approximately $21,400 in rent expense, and in research and development costs of approximately $29,000. The increase in other professional fees is due to the costs associated with services being provided by an investor relations firm to promote and market the Company to potential brokers and investors during fiscal 2004. The decrease in advertising expense is due to reduced catalog costs in fiscal 2004 as compared to fiscal 2003.

Interest and miscellaneous income increased approximately $41,000 from the first six months of fiscal 2003 to the first six months of fiscal 2004. The increase is primarily due to a refund received from amending a prior year corporate income tax return of approximately $32,000. Interest expense decreased $26,487 to $82,480 for the six months ended March 31, 2004 from $108,967 for the first six months ended March 31, 2003. Interest expense over the remaining quarters of fiscal 2003 should remain constant or decline slightly as the principal balance is continually reduced on the bank note and interest rates remain relatively stable.

We anticipate that our revenues for each of the remaining quarters of fiscal 2004 will exceed the actual results of fiscal 2003. We also anticipate that the third and fourth quarter's respective net income will improve over the same respective quarters of fiscal 2003 as management's continuous efforts to address seasonality issues, expand into new markets, increase products produced for OEM's, expand the OEM customer base, and strengthen the market-leading positions of our current products continue to provide financial results. Our introduction of new OEM products and projected strong sales of our mainstay winter products in the fourth quarter, combined with projected increased sales for our mowers, spreaders, sprayers and other spring/summer products in the third quarter, will add to the outstanding results of the first six months putting fiscal 2004 on track to be one of the best complete fiscal years in the Company's recent history. Our Weekend Warrior lawn and garden products and Perf-Form premium oil filter and oil cooler products will also continue to provide the company opportunities for strong sales and profits in quarters that traditionally have been weak due to the seasonality of the ATV accessories market. We are continually addressing the seasonality of the ATV accessories market with our increased sales and marketing efforts to our existing distributors, our focus on new distributors in untapped geographic locations, and continuing to expand our presence in new markets, such as lawn and garden. We foresee selling, general and administrative expenses remaining relatively consistent as a percentage of revenues during the remainder of fiscal 2004 as we maintain our increased usage of existing manufacturing capacity of our operating facility from increased production of new and existing products while maintaining a consistent level of administrative support.

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

ATV ACCESSORIES - Three Months Ended March 31, 2004 and 2003
------------------------------------------------------------

Revenues for the three months ended March 31, 2004 increased $2,641,382, or 119.8%, to $4,846,644 from $2,205,262 for the three months ended March 31, 2003. The increase is mainly attributable to an increase in sales of our Snowplow Blade and OEM products, as discussed above (See OVERALL RESULTS OF OPERATIONS).
Cost of goods sold for the three months ended March 31, 2004 increased $1,797,301, or 117.5%, to $3,326,619 from $1,529,318 for the three months ended March 31, 2003. Gross profit as a percent of revenues was 31.4% for the three months ended March 31, 2004 compared to 30.7% for the three months ended March 31, 2003. The increase in gross profit was due to our more profitable products, such as the snowplow blades, dominating the second quarter sales for the three months ended March 31, 2004 as compared to the three months ended March 31,2003.

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2004 and 2003
-----------------------------------------------------------------

Revenues for the three months ended March 31, 2004 decreased $46,008, or 8.7%, to $483,915 from $529,923 for the three months ended March 31, 2003. The decrease is attributable to changes in current market conditions as golf cart OEM customers and distributors reduced their purchases of wheel covers during second fiscal quarter of 2004 as compared to the second fiscal quarter of 2003. We believe sales will increase during the third quarter of fiscal 2004 as this quarter is traditionally the strongest quarter for wheel cover sales to the golf industry. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need and to re-establish the company as a source for quality plastic injection molded products.
The initial results of these efforts should be realized in late fiscal
2004.

Cost of goods sold for the three months ended March 31, 2004 increased slightly by $2,329, or 1%, to $229,634 from $227,305 for the three months ended March 31, 2003. Gross profit as a percent of revenue was 52.6% for the three months ended March 31, 2004 compared to 57.1% for the corresponding period in fiscal 2003. The decrease in gross profit during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was attributable to increased material costs as raw plastic costs increased 6% from last year to this year and the amount of clear coat compound applied to each wheel was increased to meet higher durability standards set by management. Direct labor costs also increased during the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 as the Company expanded personnel on second and third shifts and brought in an experienced plastics manager late in fiscal 2003 to increase production efficiency, improve product quality, and assist with the expansion of this business segment into new markets.

LAWN AND GARDEN - Three Months Ended March 31, 2004 and 2003
------------------------------------------------------------

This business segment was created by management to monitor and manage the expansion of our products into the lawn and garden industry during the second quarter of fiscal 2003. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the three months ended March 31, 2004 increased $73,449 to $88,731 from $15,282 for the three months ended March 31, 2003. Cost of goods sold for the three months ended March 31, 2004 increased $51,043 to $ 57,183 from $6,140 for the three months ended March 31, 2003. Gross profit as a percent of revenue was 35.6% for the three months ended March 31, 2004 compared to 59.8% for the three months ended March 31, 2003.

GEOGRAPHIC REVENUE - Three Months Ended March 31, 2004 and 2003
---------------------------------------------------------------

During the three months ended March 31, 2004, revenue in the United States of America increased $2,517,188, or 99.7%, to $5,042,592 from $2,525,404 for the three months ended March 31, 2003. Revenue from other countries increased $131,670, or 63.6%, to $338,828 from
$207,158 for the three months ended March 31, 2003.   The increase
during the three months ended March 31, 2004 in U.S. revenue is due to the strong level of late season snowplow blade sales that occurred across all regions serviced in the United States of America, as discussed previously (See OVERALL RESULTS OF OPERATIONS). The increase during the three months ended March 31, 2004 in revenue from other countries is primarily due to an increase of sales in Europe.

ATV ACCESSORIES - Six Months Ended March 31, 2004 and 2003
----------------------------------------------------------

Revenues for the six months ended March 31, 2004 increased $3,859,272, or 61.4%, to $10,147,762 from $6,288,490 for the six months ended March 31, 2003. The increase is mainly attributable to an increase in sales of our Snowplow Blade and OEM products, as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the six months ended March 31, 2004 increased $2,671,037, or 60.6%, to $7,079,110 from $4,408,073 for the six months ended March 31, 2003. Gross profit as a percent of revenues was 30.2% for the six months ended March 31, 2004 compared to 29.9% for the corresponding period in fiscal 2003. The slight increase in gross profit for the six months ended March 31, 2004 as compared to the corresponding period in fiscal 2003 was attributable to a reduction in direct labor costs as a percent of sales as productivity per employee was increased as compared to the prior fiscal year.

PLASTIC WHEEL COVERS - Six Months Ended March 31, 2004 and 2003
---------------------------------------------------------------

Revenues for the six months ended March 31, 2004 decreased $79,043, or 8%, to $908,871 from $987,914 for the six months ended March 31, 2003. The decrease is attributable to changes in current market conditions as golf cart OEM customers and distributors reduced their purchases of wheel covers during the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. We believe sales will increase during the third quarter of fiscal 2004 as this quarter is traditionally the prime quarter for the golf industry. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need and to re-establish the company as a source for quality plastic injection molded products. The initial results of these efforts should be realized in late fiscal 2004.

Cost of goods sold for the six months ended March 31, 2004 increased $10,414, or 2.5%, to $429,999 from $419,585 for the six months ended
March 31, 2003. Gross profit as a percent of revenue was 52.7% for the six months ended March 31, 2004 compared to 57.5% for the corresponding period in fiscal 2003. The decrease in gross profit during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was attributable to increased material costs as raw plastic costs increased 6% from last year to this year and the amount of clear coat compound applied to each wheel was increased to meet higher durability standards set by management. Direct labor costs also increased during the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 as the Company expanded personnel on second and third shifts and brought in an experienced plastics manager late in fiscal 2003 to increase production efficiency, improve product quality, and assist with the expansion of this business segment into new markets.

LAWN AND GARDEN - Six Months Ended March 31, 2004 and 2003
----------------------------------------------------------

This business segment was created by management to monitor and manage the expansion of our products into the lawn and garden industry during the second quarter of fiscal 2003. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the six months ended March 31, 2004 increased $175,860 to $191,142 from $15,282 for the six months ended March 31, 2004. Cost of goods sold for the six months ended March 31, 2004 increased $112,358 to $118,498 from $6,140 for the six months ended March 31, 2003. Gross profit as a percent of revenue was 38% for the six months ended March 31, 2004 compared to 59.8% for the three months ended March 31, 2003.

GEOGRAPHIC REVENUE - Six Months Ended March 31, 2004 and 2003
-------------------------------------------------------------

During the six months ended March 31, 2004, revenue in the United States of America increased $3,650,127, or 55.3%, to $10,246,329 from $6,596,202 for the six months ended March 31, 2003. Revenue from other countries increased $228,534, or 41.5%, to $778,947 from
$550,413 for the six months ended March 31, 2003.   The increase
during the six months ended March 31, 2004 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America, as discussed previously (See OVERALL RESULTS OF OPERATIONS). The increase during the six months ended March 31, 2004 in revenue from other countries is due primarily to an increase of sales in Europe.



Liquidity and Capital Resources
-------------------------------

Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

At March 31, 2004, we had $1,082,811 in cash and cash equivalents, compared to $215,551 at September 30, 2003. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $3,100,477 at March 31, 2004 compared to $2,192,089 at September 30, 2003. The change in working capital is primarily due to the following:



                             Balance            Balance           Increase    Percent
                          March 31, 2004    September 30, 2003   (Decrease)   Change
                          --------------    ------------------   -----------  ---------
Accounts receivable       $  1,320,668      $  1,080,854         $  239,814      22.2%
Inventories                  3,064,732         3,024,733             39,999       1.3%
Prepaid expenses               209,358            66,105            143,253     216.7%
Accounts payable               810,586         1,042,046           (231,460)    (22.2%)
Accrued expenses               943,026           409,865            533,161     130.1%
Bank line of credit               -              420,000           (420,000)   (100.0%)
Income taxes payable           396,667              -               396,667     100.0%



On June 25, 2003, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes are collateralized by all of the Company's assets, are payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.5% at March 31, 2004) for Note One and principal and interest at prime + 0.625% (4.625% at March 31, 2004) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate can never exceed 9.5% or be lower than 4.5% for Note One and can never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment is $11,473 and $42,324 for Note One and Note Two, respectively, and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants shall be applied to any outstanding balance on the Notes or the Line of Credit described below. At March 31, 2004, $1,446,641 and $1,942,906 for
Note One and Note Two, respectively, were outstanding on the Notes.
At March 31, 2003, $3,161,446 was outstanding on the Note entered into under the original secured credit agreement.

Under the terms of the amended secured credit agreement noted above, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The original secured credit agreement noted above had a line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit under the original secured credit agreement was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (4.75% at December 31, 2003) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 7% or be lower than 4.75%. The Line of Credit matures on December 31, 2004. At March 31, 2004 and 2003, $-0- and $830,000, respectively, was outstanding on the Line of Credit.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred shares issued in June of 2003 and discussed below. At March 31, 2004, the Company met all of the required financial ratios.

On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash. The restricted cash will be made available to the Company for use as general corporate purposes upon the conversion of the Preferred Stock. The preferred shares are convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date. Upon an event of default, the investment may be reclassified as a debt obligation of the Company. This new series of preferred shares is cumulative and convertible with dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at March 31, 2004) and are to be paid prior to any dividends being paid or declared on the Company's common stock. The Company has 2,000,000 shares of $0.0001 par value preferred stock authorized and 2,000,000 shares issued and outstanding at March 31, 2004.

The Company previously issued 2,000,000 of warrants to purchase the Company's common stock at $4.00 per share, one share per warrant. The warrants will expire August 21, 2004. As of March 31, 2004, the Company received $50,000 from the exercise of 12,500 warrants. The proceeds were applied to the outstanding balance on the Notes as stipulated in the secured credit agreement with the commercial lender.

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

Part II - Other Information


THERE ARE NO REPORTABLE EVENTS FOR ITEM 1 THROUGH ITEM 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

During the second quarter of 2004, the Company filed two reports on Form 8-K dated January 21, 2004 and January 23, 2004, respectively. The Forms 8-K are attached and made a part of this 10-QSB for the quarterly period ended March 31, 2004.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2004.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Ron Hickman
           -------------------------
		Ron Hickman
		Principal Executive Officer, President and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 12, 2004.

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
   -----------------------
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
   -------------------------
        L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
   -------------------------
	Rod Simonson

SECTION 906 CERTIFICATIONS

Each of the undersigned hereby certifies in his capacity as an officer of Cycle Country Accessories Corp. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the period ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.


CYCLE COUNTRY ACCESSORIES CORP.




	By:	/s/ Ron Hickman
           -----------------------
		Ron Hickman
		President and Chief Executive Officer



        By:     /s/ David Davis
           ------------------------
                David Davis
                Chief Financial Officer


Date: May 12, 2004

SECTION 302 CERTIFICATIONS

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

Date: May 12, 2004

/s/ Ron Hickman
------------------------
Ron Hickman
Chief Executive Officer

SECTION 302 CERTIFICATIONS

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

Date: May 12, 2004

/s/ David Davis
--------------------
David Davis
Chief Financial Officer