Form 10QSB
period 2004-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2004-08-10
CIK 1157758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 2004


  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                        Commission file number: 333-68570



                         Cycle Country Accessories Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Nevada                                   42-1523809
    --------------------------------         ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)


                      2188 Highway 86, Milford, Iowa 51351
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (712) 338-2701
                           ---------------------------
                           (Issuer's telephone number)


         ---------------------------------------------------------------
         (Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of July 21, 2004 was 4,914,422 and there were 805 stockholders of record.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Cycle Country Accessories Corp.
Index to Form 10-QSB



Part I   Financial Information                                              Page
                                                                            ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - June 30, 2004.................2


         Condensed Consolidated Statements of Income - Three Months and Nine
         Months Ended June 30, 2004 and 2003..................................3


         Condensed Consolidated Statements of Cash Flows - Nine Months
         Ended June 30, 2004 and 2003 ........................................5


         Notes to Condensed Consolidated Financial Statements.................7



Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................11

Item 3.  Controls and Procedures.............................................17


Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K....................................18


Signatures...................................................................19

Part I   Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2004
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                          $  376,957
   Accounts receivable, net                                            1,414,659
   Inventories                                                         3,627,687
   Deferred income taxes                                                  72,095
   Prepaid expenses and other                                            156,661
                                                                      ----------
            Total current assets                                       5,648,059
                                                                      ----------

Property, plant, and equipment, net                                    2,858,798
Intangible assets, net                                                   204,457
Goodwill                                                                  41,700
Other assets                                                              38,620
                                                                      ----------
                  Total assets                                        $8,791,634
                                                                      ==========


                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                  $  999,641
    Accrued expenses                                                     299,960
    Income taxes payable                                                 516,146
                                                                      ----------
           Total current liabilities                                   1,815,747
                                                                      ----------
Long-Term Liabilities:
    Deferred income taxes                                                 96,405
                                                                      ----------
                  Total liabilities                                    1,912,152
                                                                      ----------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                            --
    Preferred stock, $.0001 par value; 2,000,000 shares
       authorized; no shares issued or outstanding                            --
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 4,889,422 shares issued and outstanding                   489
    Additional paid-in capital                                         5,494,341
    Retained earnings                                                  1,384,652
                                                                      ----------
           Total stockholders' equity                                  6,879,482
                                                                      ----------
Total liabilities and stockholders' equity                            $8,791,634
                                                                      ==========

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                   Three Months Ended June 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
                                                   (Unaudited)      (Unaudited)
Revenues:
 Net sales                                         $  4,035,775    $  3,043,621
 Freight income                                          31,724          42,334
                                                   ------------    ------------
       Total revenues                                 4,067,499       3,085,955
                                                   ------------    ------------
Cost of goods sold                                   (3,006,499)     (2,255,984)
                                                   ------------    ------------
       Gross profit                                   1,061,000         829,971
                                                   ------------    ------------
Selling, general, and administrative
   expenses                                            (706,345)       (679,077)
                                                   ------------    ------------
      Income from operations                            354,655         150,894
                                                   ------------    ------------
Other Income (Expense):
  Interest expense                                      (48,655)        (60,722)
  Interest income                                         4,629             876
  Miscellaneous                                           4,257             413
                                                   ------------    ------------
      Total other expense                               (39,769)        (59,433)
                                                   ------------    ------------
      Income before provision
         for income taxes                               314,886          91,461
                                                   ------------    ------------
Provision for income taxes                             (119,479)        (32,645)
                                                   ------------    ------------
      Net income                                   $    195,407    $     58,816

Dividends on preferred stock                              7,644              --
                                                   ------------    ------------
      Net income available to common
         Stockholders                              $    187,763    $     58,816
                                                   ============    ============
Weighted average shares outstanding:
   Basic                                              4,305,784       3,953,000
                                                   ============    ============
   Diluted                                            4,708,624       3,953,000
                                                   ============    ============
Earnings per share:
   Basic                                           $       0.04    $       0.02
                                                   ============    ============
   Diluted                                         $       0.04    $       0.02
                                                   ============    ============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                   Nine Months Ended June 30,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
                                                 (Unaudited)        (Unaudited)
Revenues:
 Net sales                                       $ 14,973,212      $ 10,122,003
 Freight income                                       119,563           110,567
                                                 ------------      ------------
       Total revenues                              15,092,775        10,232,570
                                                 ------------      ------------
Cost of goods sold                                (11,162,822)       (7,587,590)
                                                 ------------      ------------
       Gross profit                                 3,929,953         2,644,980
                                                 ------------      ------------
Selling, general, and administrative
   expenses                                        (2,182,758)       (2,063,622)
                                                 ------------      ------------
      Income from operations                        1,747,195           581,358
                                                 ------------      ------------
Other Income (Expense):
  Interest expense                                   (131,135)         (169,689)
  Interest income                                      15,921             2,088
  Miscellaneous                                        40,910             5,940
                                                 ------------      ------------
      Total other income (expense)                    (74,304)         (161,661)
                                                 ------------      ------------
      Income before provision for
         income taxes                               1,672,891           419,697
                                                 ------------      ------------
Provision for income taxes                           (608,361)         (150,810)
                                                 ------------      ------------
      Net income                                 $  1,064,530      $    268,887

Dividends on preferred stock                           52,395                --
                                                 ------------      ------------
      Net income available to common
         Stockholders                            $  1,012,135      $    268,887
                                                 ============      ============
Weighted average shares outstanding:
   Basic                                            4,083,621         3,953,000
                                                 ============      ============
   Diluted                                          4,361,435         3,953,000
                                                 ============      ============
Earnings per share:
   Basic                                         $       0.25      $       0.07
                                                 ============      ============
   Diluted                                       $       0.24      $       0.07
                                                 ============      ============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                    Nine Months Ended June 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
                                                   (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
   Net income                                      $  1,064,530    $    268,887
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                                   259,306         226,549
         Amortization                                    15,609          15,610
         Inventory reserve                              (21,340)             --
         Gain on sale of equipment                       (6,514)         (4,205)
         (Increase) decrease in assets:
            Accounts receivable, net                   (333,805)        312,188
            Inventories                                (581,614)          3,471
            Prepaid expenses and other                  102,608          48,877
         Increase (decrease) in liabilities:
            Accounts payable                            (42,405)       (436,477)
            Accrued expenses                            (84,653)       (177,082)
            Income taxes payable                        605,653              --
            Accrued interest payable                     (2,200)           (500)
                                                   ------------    ------------
Net cash provided by operating activities               975,175         406,228
                                                   ------------    ------------
Cash Flows from Investing Activities:
   Purchase of equipment                               (199,819)       (574,378)
   Withdrawals from restricted cash                   1,911,054              --
   Deposits into restricted cash                         (9,156)     (1,898,780)
   Proceeds from sale of equipment                       19,107           5,515
                                                   ------------    ------------
Net cash provided by (used in)
   investing activities                               1,721,186      (2,467,643)
                                                   ------------    ------------
Cash Flows from Financing Activities:
   Payments on bank notes payable                    (3,631,954)       (588,720)
   Net borrowings from (payments on)
      bank line of credit                              (420,000)        773,984
   Proceeds from exercise of stock warrants           1,500,000              --
   Proceeds from preferred stock conversion              16,999              --
   Proceeds from issuance of preferred stock                 --       1,898,000
   Payment of loan costs                                     --         (25,000)
                                                   ------------    ------------
Net cash provided by (used in)
   financing activities                              (2,534,955)      2,058,264
                                                   ------------    ------------
Net increase (decrease) in cash and
   cash equivalents                                     161,406          (3,151)

Cash and cash equivalents, beginning of
   period                                               215,551         207,162
                                                   ------------    ------------
Cash and Cash Equivalents, end of
   period                                          $    376,957    $    204,011
                                                   ============    ============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                      Nine Months Ended June 30,
                                                     ---------------------------
                                                         2004           2003
                                                     ------------   ------------
                                                      (Unaudited)    (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                                       $    133,335   $    170,189
                                                     ============   ============
      Income taxes                                   $      2,708   $      1,899
                                                     ============   ============
Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock for
     payment of employee compensation                $      9,902   $         --
                                                     ============   ============
   Issuance of common stock for
     payment of dividends on preferred
     stock                                           $     52,395   $         --
                                                     ============   ============
   Issuance of common stock for
     payment of professional services
     fee included in prepaid expenses                $    171,750   $         --
                                                     ============   ============
   Issuance of common stock for
     payment of a contract fee                       $     13,150   $         --
                                                     ============   ============
   Issuance of common stock for
     conversion of preferred stock                   $  2,000,000   $         --
                                                     ============   ============
   Conversion of bank line of credit
     to bank note payable                            $         --   $    735,439
                                                     ============   ============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2004 and 2003
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2003 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at June 30, 2004 are summarized as follows:

             Raw materials                              $   1,843,203
             Work in progress                                  83,188
             Finished goods                                 1,701,296
                                                        -------------
                Total inventories                       $   3,627,687
                                                        =============


3.   Accrued Expenses:

The major components of accrued expenses at June 30, 2004 are summarized as follows:

             Accrued salaries and related benefits      $     162,136
             Accrued warranty expense                          39,000
             Distributor rebate payable                        39,716
             Accrued real estate tax                           27,573
             Accrued investment management fee                 20,000
             Royalties payable                                 11,535
                                                        -------------
                Total accrued expenses                  $     299,960
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

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2004 and 2003
(Unaudited)


4.   Earnings Per Share, Continued:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended June 30, 2004 and 2003:

                                          For the three months ended                      For the nine months ended
                                                June 30, 2004                                   June 30, 2004
                                 --------------------------------------------   ---------------------------------------------
                                    Income         Shares         Per-share        Income          Shares         Per-share
                                  (numerator)   (denominator)      amount        (numerator)    (denominator)      amount
                                 -------------  -------------   -------------   -------------   -------------   -------------
Basic EPS
Income available to common
     stockholders               $     187,763       4,305,784   $        0.04   $   1,012,135       4,083,621   $        0.25
                                                                =============

Effect of Dilutive Securities
Convertible preferred stock             7,644              --                          52,395              --
Warrants                                   --         402,840                              --         277,814
                                 -------------  -------------                   -------------   -------------
Diluted EPS
Income available to common
     stockholders and assumed
     conversions                $     195,407       4,708,624   $        0.04   $   1,064,530       4,361,435   $        0.24
                                =============   =============   =============   =============   =============   =============



                                          For the three months ended                      For the nine months ended
                                                June 30, 2003                                   June 30, 2003
                                 --------------------------------------------   ---------------------------------------------
                                    Income         Shares         Per-share        Income          Shares         Per-share
                                  (numerator)   (denominator)      amount        (numerator)    (denominator)      amount
                                 -------------  -------------   -------------   -------------   -------------   -------------

Basic EPS
Income available to common
     stockholders               $      58,816       3,953,000   $        0.02   $     268,887       3,953,000   $        0.07
                                                                =============

Effect of Dilutive Securities
Warrants                                   --              --                              --              --
                                 -------------  -------------                   -------------   -------------
Diluted EPS
Income available to common
     stockholders               $      58,816       3,953,000   $        0.02   $     268,887       3,953,000   $        0.07
                                =============   =============   =============   =============   =============   =============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2004 and 2003
(Unaudited)


5.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has three operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through our Weekend Warrior subsidiary. These lawn and garden accessories include lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003. Sales of snowplow blades comprised approximately 34% and 38% of ATV Accessories revenues during the three months ended June 30, 2004 and 2003, respectively, and approximately 60% and 58% of ATV Accessories revenues during the nine months ended June 30, 2004 and 2003, respectively. In addition, sales of snowplow blades comprised approximately 30% and 31% of the Company's consolidated total revenues during the three months ended June 30, 2004 and 2003, respectively, and approximately 55% and 50% of the Company's consolidated total revenues during the nine months ended June 30, 2004 and 2003, respectively. Sales of mowers comprised approximately 21% and 15% of ATV accessories revenues during the three months ended June 30, 2004 and 2003, respectively, and approximately 6% and 6% of ATV accessories revenues during the nine months ended June 30, 2004 and 2003, respectively. In addition, sales of mowers comprised approximately 18% and 13% of consolidated total revenues during the three months ended June 30, 2004 and 2003, respectively. Sales of Original Equipment Manufacturer (OEM) products, including John Deere and Land Pride, comprised approximately 21% and 12% of ATV accessories revenues during the three months ended June 30, 2004 and 2003, respectively, and approximately 17% and 12% of ATV accessories revenues during the nine months ended June 30, 2004 and 2003, respectively. In addition, sales of Original Equipment Manufacturer (OEM) products, including John Deere and Land Pride, comprised approximately 18% and 10% of consolidated total revenues during the three months ended June 30, 2004 and 2003, respectively, and approximately 16% and 10% of consolidated total revenues during the nine months ended June 30, 2004 and 2003, respectively. Sales of wheel covers comprised approximately 12% and 17% of the Company's consolidated total revenues during the three months ended June 30, 2004 and 2003, respectively, and approximately 9% and 15% of the Company's consolidated total revenues during the nine months ended June 30, 2004 and 2003, respectively.

The following is a summary of certain financial information related to the three segments during the three months and nine months ended June 30, 2004 and 2003:

                                      Three months ended June 30,      Nine months ended June 30,
                                      ----------------------------    ----------------------------
                                          2004            2003            2004            2003
                                      ------------    ------------    ------------    ------------
Total revenues by segment
     ATV Accessories                  $  3,551,846    $  2,503,139    $ 13,699,608    $  8,791,629
     Plastic Wheel Covers                  484,176         515,132       1,393,047       1,503,046
     Lawn and Garden                        82,346         105,701         273,488         120,983
                                      ------------    ------------    ------------    ------------
          Total revenues by segment      4,118,368       3,123,972      15,366,143      10,415,658
     Freight income                         31,724          42,334         119,563         110,567
     Sales allowances                      (82,593)        (80,351)       (392,931)       (293,655)
                                      ------------    ------------    ------------    ------------
          Total revenues              $  4,067,499    $  3,085,955    $ 15,092,775    $ 10,232,570
                                      ============    ============    ============    ============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2004 and 2003
(Unaudited)


5.   Segment Information, Continued:

Operating profit by segment
     ATV Accessories                  $ 1,085,886    $   753,079    $ 4,154,538    $ 2,633,496
     Plastic Wheel Covers                 262,802        315,568        741,675        883,896
     Lawn and Garden                       34,126         46,853        106,770         55,995
     Freight income                        31,724         42,334        119,563        110,567
     Sales allowances                     (82,593)       (80,351)      (392,932)      (293,655)
     Factory overhead                    (270,946)      (247,512)      (799,661)      (745,319)
     Selling, general, and
          administrative                 (706,345)      (679,077)    (2,182,758)    (2,063,622)
     Interest income (expense), net       (44,026)       (59,846)      (115,214)      (167,601)
     Other income (expense), net            4,257            413         40,910          5,940
     Provision for income taxes          (119,479)       (32,645)      (608,361)      (150,810)
                                      -----------    -----------    -----------    -----------
          Net income                  $   195,406    $    58,816    $ 1,064,530    $   268,887
                                      ===========    ===========    ===========    ===========

The following is a summary of the Company's revenue in different geographic areas during the three months and nine months ended June 30, 2004 and 2003:

                           Three months ended June 30,    Nine months ended June 30,
                           ---------------------------   ---------------------------
                               2004           2003           2004           2003
                           ------------   ------------   ------------   ------------
United States of America   $  3,614,119   $  2,771,836   $ 13,860,448   $  9,368,038
Other countries                 453,380        314,119      1,232,327        864,532
                           ------------   ------------   ------------   ------------
          Total revenue    $  4,067,499   $  3,085,955   $ 15,092,775   $ 10,232,570
                           ============   ============   ============   ============

As of June 30, 2004, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 18.6% and 15.8% each of net revenues during the three months ended June 30, 2004, and approximately 16.2% and 15% each of net revenues during the three months ended June 30, 2003. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of net revenues during the three months ended June 30, 2004 or 2003.


ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 16.9%, 15.8%, and 12.8% each of net revenues during the nine months ended June 30, 2004, and approximately 15.8% and 15.6% each of net revenues during the nine months ended June 30, 2003. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of net revenues during the nine months ended June 30, 2004 or 2003.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At June 30, 2004, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

OVERALL RESULTS OF OPERATIONS - Three Months Ended June 30, 2004 and 2003
-------------------------------------------------------------------------

Revenues for the three months ended June 30, 2004 increased $981,544, or 31.8%, to $4,067,499 from $3,085,955 for the three months ended June 30, 2003. Cost of goods sold increased $750,515, or 33.3%, to $3,006,499 for the three months ended June 30, 2004 from $2,255,984 for the three months ended June 30, 2003. Additionally, gross profit as a percentage of revenue was 26.1% for the third quarter ended June 30, 2004 compared to 26.9% for the third quarter ended June 30, 2003. The increase in revenues during the third quarter ended June 30, 2004 is attributable to an increase in sales of our mainstay product, Snowplow Blades, of approximately $267,000, an increase in sales of mowers of approximately $352,400, and an increase in sales of our OEM products of approximately $439,700, which consists of sales to John Deere, Land Pride and our other OEM customers. These increases in sales were offset by a decrease in sales of our three-point hitch of approximately $60,700. The increase in revenues can be attributed to increased sales among all United States, Canada, and European distributors. Sales to our distributors and OEM customers during the third quarter of fiscal 2004 were very strong, providing us with one of the best third quarters in recent company history. Truckload deliveries to our distributors continued strong in the third quarter with the increased number of mowers ordered and continued shipping of snowplow blades throughout the quarter. The Company's fourth quarter is shaping up to continue producing strong sales results as orders for snowplow blades and OEM products are very strong. In fact, the Company has already returned to full capacity production levels to meet the demand and management expects to run at full capacity production levels through the next two quarters. Gross profit remained steady for the three months ended June 30, 2004 as compared to the three months ended June 30,2003.

Selling, general, and administrative expenses increased $27,268, or 4.0%, to $706,345 for the three months ended June 30, 2004 from $679,077 for the three months ended June 30, 2003. Increases in operating expenses of approximately $85,600 in other professional fees, approximately $16,400 in licenses and fees, and approximately $16,800 in shipping wage expense were offset by decreases in shipping and handling costs of approximately $40,000, legal and accounting expenses of approximately $37,300, and in insurance expense of approximately $16,200. The increase in other professional fees is due to the costs associated with services being provided by an investor relations firm to promote and market the Company to potential brokers and investors during fiscal 2004. The decrease in shipping and handling costs is primarily the result of reduced freight rates being realized through utilization of a nationwide freight logistics and brokerage company.

Interest and miscellaneous income increased approximately $19,700 from the third quarter of fiscal 2003 to the third quarter of fiscal 2004. The increase is mainly due to interest expense decreasing 19.9% to $48,655 for the three months ended June 30, 2004 from $60,722 for the three months ended June 30, 2003 due to the principal balance on the bank notes payable continually being reduced. The bank notes were paid in full at the end of the third quarter of fiscal 2004, thus the remainder of fiscal 2004 should not incur any interest expense.


OVERALL RESULTS OF OPERATIONS - Nine months Ended June 30, 2004 and 2003
------------------------------------------------------------------------

Revenues for the nine months ended June 30, 2004 increased $4,860,205, or 47.5%, to $15,092,775 from $10,232,570 for the nine months ended June 30, 2003. Cost of goods sold increased $3,575,232, or 47.1%, to $11,162,822 for the nine months ended June 30, 2004 from $7,587,590 for the nine months ended June 30, 2003. Additionally, gross profit as a percentage of revenue was 26% for the nine months ended June 30, 2004 compared to 25.8% for the nine months ended June 30, 2003. The increase in revenues during the nine months ended June 30, 2004 is mainly attributable to an increase in sales of our mainstay product, Snowplow Blades, of approximately $3,176,700. Also contributing to the increased revenues were increases in our OEM product sales of approximately $1,354,000, which consists of sales to John Deere, Land Pride and our other OEM customers, increased sales of mowers of approximately $253,600, increased sales of our electric blade lift systems of approximately $140,900, and increased sales of our Weekend Warrior lawn and garden products of approximately $152,500. These increases in sales were offset by decreased sales of our plastic wheel covers of approximately $110,000 and an increase in the distributor rebate program expense, which is netted against sales, of approximately $206,200. The increase in revenues can be attributed to increased sales among all United States, Canada, and European distributors. Sales to our distributors and OEM customers during the first nine months of fiscal 2004 were very strong, putting the Company on track to realize one of the best fiscal years in recent company history. Truckload deliveries of mowers, sprayers, spreaders, snowplow blades and related products to our distributors were strong and solid throughout the first nine months of fiscal 2004 as were our shipments of products to our OEM customers. The Company's fourth quarter is shaping up to continue producing strong sales results as orders for snowplow blades and OEM products are very strong. In fact, the Company has already returned to full capacity production levels to meet the demand and management expects to run at full capacity production levels through the next two quarters. The volatility in the steel markets has not dampened demand for our products. Gross profit remained steady at 26% for the nine months ended June 30, 2004 compared to 25.8% for the nine months ended June 30, 2003.

Selling, general, and administrative expenses increased $119,136, or 5.8%, to $2,182,758 for the nine months ended June 30, 2004 from $2,063,622 for the nine months ended June 30, 2003. Increases in operating expenses of approximately $135,000 in other professional fees, approximately $33,200 in licenses and fees, approximately $26,200 in fuel and fuel tax expense, approximately $40,600 in officer bonus expense, approximately $26,300 in repairs and maintenance expenses, and approximately $31,000 in shipping wage expense were offset by decreases in shipping and handling costs of approximately $43,300, approximately $41,900 in legal and accounting expense, approximately $38,900 in advertising expense, approximately $21,400 in rent expense, and in research and development wage expense of approximately $26,900. The increase in other professional fees is due to the costs associated with services being provided by an investor relations firm to promote and market the Company to potential brokers and investors during fiscal 2004. The decrease in advertising expense is due to reduced catalog costs and print media advertising costs in fiscal 2004 as compared to fiscal 2003.

Interest and miscellaneous income increased approximately $87,400 from the third quarter of fiscal 2003 to the third quarter of fiscal 2004. The increase is mainly due to interest expense decreasing approximately $38,900, or 22.7%, for the nine months ended June 30, 2004 from the nine months ended June 30, 2003 due to the principal balance on the bank notes payable continually being reduced. The increase is also attributable to a refund received from amending a prior year corporate income tax return of approximately $32,000. The bank notes were paid in full at the end of the third quarter of fiscal 2004, thus the remainder of fiscal 2004 should not incur any interest expense.

We anticipate that our revenues for the fourth quarter of fiscal 2004 will exceed the actual results of fiscal 2003. We also anticipate that the fourth quarter's net income will improve over the fourth quarter of fiscal 2003, as management's continuous efforts to address seasonality issues, expand into new markets, increase products produced for OEM's, expand the OEM customer base, and strengthen the market-leading positions of our current products continue to provide financial results. Our introduction of new OEM products and projected strong sales of our mainstay winter products in the fourth quarter will add to the outstanding results of the first nine months putting fiscal 2004 on track to be one of the best complete fiscal years in the Company's history. Our Weekend Warrior lawn and garden products and Perf-Form premium oil filter and oil cooler products will also continue to provide the company opportunities for strong sales and profits in quarters that traditionally have been weak due to the seasonality of the ATV accessories market. We are continually addressing the seasonality of the ATV accessories market with our increased sales and marketing efforts to our existing distributors, our focus on new distributors in untapped geographic locations, and continuing to expand our presence in new markets, such as lawn and garden. We foresee selling, general and administrative expenses remaining relatively consistent as a percentage of revenues during the last quarter of fiscal 2004 as we maintain our increased usage of existing manufacturing capacity of our operating facility from sustained increased production of new and existing products while maintaining a consistent level of administrative support.


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


ATV ACCESSORIES - Three Months Ended June 30, 2004 and 2003
-----------------------------------------------------------

Revenues for the three months ended June 30, 2004 increased $1,048,707, or 41.9%, to $3,551,846 from $2,503,139 for the three months ended June 30, 2003.
The increase is mainly attributable to an increase in sales of our Snowplow Blades, mowers, and OEM products, as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the three months ended June 30, 2004 increased $715,900, or 40.9%, to $2,465,960 from $1,750,060 for the three months ended June 30, 2003. Gross profit as a percent of revenues was 30.6% for the three months ended June 30, 2004 compared to 30.1% for the corresponding period in fiscal 2003. The increase in gross profit was due to our more profitable products, such as the snowplow blades, dominating the third quarter sales for the three months ended June 30, 2004 as compared to the three months ended June 30,2003.

PLASTIC WHEEL COVERS - Three Months Ended June 30, 2004 and 2003
----------------------------------------------------------------

Revenues for the three months ended June 30, 2004 decreased $30,956, or 6%, to $484,176 from $515,132 for the three months ended June 30, 2003. The decrease is attributable to changes in current market conditions as golf cart OEM customers and distributors reduced their purchases of wheel covers during the third fiscal quarter of 2004 as compared to the third fiscal quarter of 2003. We believe sales will approximate fourth quarter fiscal 2003 levels for the fourth quarter of fiscal 2004. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need and to re-establish the company as a source for quality plastic injection molded products. The initial results of these efforts should be realized in late fiscal 2004 or fiscal 2005.

Cost of goods sold for the three months ended June 30, 2004 increased by $21,810, or 10.9%, to $221,374 from $199,564 for the three months ended June 30, 2003. Gross profit as a percent of revenue was 54.3% for the three months ended June 30, 2004 compared to 61.3% for the corresponding period in fiscal 2003. The decrease in gross profit during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was attributable to increased material costs as raw plastic costs increased 6% from last year to this year and the amount of clear coat compound applied to each wheel was increased to meet higher durability standards set by management. Direct labor costs also increased during the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 as the Company brought in an experienced plastics manager late in fiscal 2003 to increase production efficiency, improve product quality, and assist with the expansion of this business segment into new markets.


LAWN AND GARDEN - Three Months Ended June 30, 2004 and 2003
-----------------------------------------------------------

This business segment was created by management to monitor and manage the expansion of our products into the lawn and garden industry during the second quarter of fiscal 2003. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the three months ended June 30, 2004 decreased $23,355, or 22%, to $82,346 from $105,701 for the three months ended June 30, 2003. Cost of goods sold for the three months ended June 30, 2004 decreased $10,628, or 18%, to $48,220 from $58,848 for the three months ended June 30, 2003. Gross profit as a percent of revenue was 41.4% for the three months ended June 30, 2004 compared to 44.3% for the three months ended June 30, 2003. The decrease in sales in this quarter is simply due to timing of when the orders were placed this fiscal year against last fiscal year as year to date sales are significantly higher for fiscal 2004 compared to fiscal 2003 (see below).


GEOGRAPHIC REVENUE - Three Months Ended June 30, 2004 and 2003
--------------------------------------------------------------

During the three months ended June 30, 2004, revenue in the United States of America increased $842,283, or 30.4%, to $3,614,119 from $2,771,836 for the three months ended June 30, 2003. Revenue from other countries increased $139,261, or 44.3%, to $453,380 from $314,119 for the three months ended June 30, 2003. The increase during the three months ended June 30, 2004 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America. The increase during the three months ended June 30, 2004 in revenue from other countries is due to an increase of sales in Europe and Canada.


ATV ACCESSORIES - Nine months Ended June 30, 2004 and 2003
----------------------------------------------------------

Revenues for the nine months ended June 30, 2004 increased $4,907,979, or 55.8%, to $13,699,608 from $8,791,629 for the nine months ended June 30, 2003. The increase is mainly attributable to increased sales of our core products and OEM sales as discussed above (See OVERALL RESULTS OF OPERATIONS).

Cost of goods sold for the nine months ended June 30, 2004 increased $3,386,938, or 55%, to $9,545,070 from $6,158,132 for the nine months ended June 30, 2003. Gross profit as a percent of revenues was 30.3% for the nine months ended June 30, 2004 compared to 30% for the corresponding period in fiscal 2003. The Company's fourth quarter is shaping up to continue producing strong sales results in this segment as orders for snowplow blades and OEM products are very strong. In fact, the Company has already returned to full capacity production levels to meet the demand and expects to run at full capacity production levels through the next two quarters.

PLASTIC WHEEL COVERS - Nine months Ended June 30, 2004 and 2003
---------------------------------------------------------------

Revenues for the nine months ended June 30, 2003 decreased $109,998, or 7.3%, to $1,393,048 from $1,503,046 for the nine months ended June 30, 2003. The decrease is attributable to changes in current market conditions as golf cart OEM customers and distributors reduced their purchases of wheel covers during the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003. We believe sales will approximate fourth quarter 2003 levels in the fourth quarter of fiscal 2004. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need and to re-establish the company as a source for quality plastic injection molded products. The initial results of these efforts should be realized in late fiscal 2004 or fiscal 2005.

Cost of goods sold for the nine months ended June 30, 2004 increased $32,223, or 5.2%, to $651,373 from $619,150 for the nine months ended June 30, 2003. Gross profit as a percent of revenue was 53.2% for the nine months ended June 30, 2004 compared to 58.8% for the corresponding period in fiscal 2003. The decrease in gross profit during the nine months ended June 30, 2004 as compared to the three months ended June 30, 2003 was attributable to increased material costs as raw plastic costs increased 6% from last year to this year and the amount of clear coat compound applied to each wheel was increased to meet higher durability standards set by management. Direct labor costs also increased during fiscal 2004 as compared to the fiscal 2003 as the Company expanded personnel on second and third shifts and brought in an experienced plastics manager late in fiscal 2003 to increase production efficiency, improve product quality, and assist with the expansion of this business segment into new markets.


LAWN AND GARDEN - Nine Months Ended June 30, 2004 and 2003
----------------------------------------------------------

This business segment was created by management to monitor and manage the expansion of our products into the lawn and garden industry during the second quarter of fiscal 2003. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the nine months ended June 30, 2004 increased $152,504, or 126%, to $273,488 from $120,983 for the nine months ended June 30, 2003. Cost of goods sold for the nine months ended June 30, 2004 increased $101,730, or 156.5%, to $166,718 from $64,988 for the nine months ended June 30,
2003. Gross profit as a percent of revenue was 39% for the nine months ended June 30, 2004 compared to 46.3% for the nine months ended June 30, 2003. The gross profit for fiscal 2004 is on target with management's budget. The decrease in gross profit percentage from fiscal 2003 to fiscal 2004 is due to product improvements for quality and durability.


GEOGRAPHIC REVENUE - Nine months Ended June 30, 2004 and 2003
-------------------------------------------------------------

During the nine months ended June 30, 2004, revenue in the United States of America increased $4,492,410, or 47.9%, to $13,860,448 from $9,368,038 for the nine months ended June 30, 2003. Revenue from other countries increased $367,795, or 42.5%, to $1,232,327 from $864,532 for the nine months ended June 30, 2003. The increase during the nine months ended June 30, 2004 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America, as discussed previously (See OVERALL RESULTS OF OPERATIONS). The increase during the nine months ended June 30, 2004 in revenue from other countries is due to an increase of sales in Europe and Canada.


Liquidity and Capital Resources

Our primary source of liquidity has been cash generated by our operations and borrowings under our bank line of credit.

At June 30, 2004, we had $376,957 in cash and cash equivalents, compared to $215,551 at September 30, 2003. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit. Net working capital was $3,832,312 at June 30, 2004 compared to $2,192,089 at September 30, 2003. The change in working capital is primarily due to the following:

                                         Balance             Balance             Increase/           Percent
                                      June 30, 2004     September 30, 2003      (Decrease)           Change
                                    -----------------   ------------------  -----------------   -----------------
         Accounts receivable        $       1,414,659   $       1,080,854   $         333,805                30.9%
         Inventories                        3,627,687           3,024,733             602,954                19.9%
         Prepaid expenses                     156,661              66,105              90,556                 137%
         Accounts payable                     999,641           1,042,046             (42,405)               (4.1%)
         Accrued expenses                     299,960             409,865            (109,905)               26.8%
         Bank line of credit                       --             420,000            (420,000)             (100.0%)
         Income taxes payable                 516,146                  --             516,146               100.0%

On June 25, 2003, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes were collateralized by all of the Company's assets, were payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.5% at June 30, 2004) for Note One and principal and interest at prime + 0.625% (4.625% at June 30, 2004) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate could never exceed 9.5% or be lower than 4.5% for Note One and could never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment was $11,473 and $42,324 for Note One and Note Two, respectively, and was applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate was adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants was applied to any outstanding balance on the Notes or the Line of Credit described below. At June 30, 2004, there were no balances owed for Note One and Note Two, respectively, as the debts were retired in full from the applying of the proceeds from exercised stock warrants and applying the previously restricted cash balance which was released upon the conversion of the convertible preferred stock into common stock of the Company. At June 30, 2003, $1,500,000 and $2,250,000 for Note One and Note Two, respectively, were outstanding on the Notes.

Under the terms of the amended secured credit agreement noted above, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The original secured credit agreement noted above had a line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. In the fourth quarter of fiscal 2002, the Line of Credit under the original secured credit agreement was increased to the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (4.75% at June 30, 2004) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 7% or be lower than 4.75%. The Line of Credit matures on December 31, 2004. At June 30, 2004 and 2003, $-0- and $438,545, respectively, was outstanding on the Line of Credit.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred shares issued in June of 2003 and discussed below. At June 30, 2004, the Company was not required to meet any of the required financial ratios as all Notes were paid in full.

On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash. The restricted cash would be made available to the Company for use as general corporate purposes upon the conversion of the Preferred Stock. The preferred shares were convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date. Upon an event of default, the investment may have been reclassified as a debt obligation of the Company. This new series of preferred shares was cumulative and convertible with dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at June 30, 2004) and was to be paid prior to any dividends being paid or declared on the Company's common stock. The Company has 2,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at June 30, 2004. As of June 30, 2004, all of the convertible preferred shares were converted into common shares of the Company. The conversion also released the restricted cash to the Company for use as general corporate purposes of which almost all of the balance was applied to the Notes with the commercial lender to retire the Company's Notes payable debts in full.

The Company previously issued 2,000,000 of warrants to purchase the Company's common stock at $4.00 per share, one share per warrant. The warrants will expire August 21, 2004, unless extended by the board of directors. As of June 30, 2004, the Company received $1,500,000 from the exercise of 375,000 warrants. The proceeds were applied to the outstanding balance on the Notes as stipulated in the secured credit agreement with the commercial lender prior to the Notes being paid in full by the conversion of the preferred stock and release of restricted cash discussed above. After June 30, 2004 the proceeds from any exercise of warrants will be available to the Company for general corporate purposes.

Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during the remainder of fiscal 2004. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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

Part II - Other Information


THERE ARE NO REPORTABLE EVENTS FOR ITEM 1 THROUGH ITEM 5.


Item 6.  Exhibits and Reports on Form 8-K
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         (31.1) Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         (32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

During the third quarter of 2004, the Company filed one report on Form 8-K dated June 29, 2004. The Form 8-K is attached and made a part of this 10-QSB for the quarterly period ended June 30, 2004.

                                   Signatures
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2004.

                         CYCLE COUNTRY ACCESSORIES CORP.

                         By: /s/ RON HICKMAN
                             ---------------------------------------------------
                             Ron Hickman
                             Principal Executive Officer, President and Director


         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 9, 2004.

By: /s/ RON HICKMAN                  Principal Executive Officer, President and
    ------------------------------   Director
    Ron Hickman

By: /s/ DAVID DAVIS                  Principal Financial Officer and
    ------------------------------   Principal Accounting Officer
    David Davis

By: /s/ F.L. MILLER                  Director
    ------------------------------
    F.L. Miller

By: /s/ JIM DANBOM                   Director
    ------------------------------
    Jim Danbom

By: /s/ L.G. HANCHER JR.             Director
    ------------------------------
    L.G. Hancher Jr.

By: /s/ ROD SIMONSON                 Director
    ------------------------------
    Rod Simonson