Form 10KSB
period 2004-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2004-12-29
CIK 1157758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-KSB

         (Mark one)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number: 333-68570
                                                ---------


                         Cycle Country Accessories Corp.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                 42-1523809
  -------------------------------          ---------------------------------
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

                    Common Stock, par value $0.0001 per share
                    -----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the year ended September 30, 2004 were $20,665,674.

As of September 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a closing price of $5.41 per share held by non-affiliates on September 30, 2004) was $21,305,013.

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of December 6, 2004 was 5,015,314.

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

         In March of 2002, Perf-Form Products, Inc. was purchased for a total purchase price of approximately $528,800. In June of 2002, the Company purchased Weekend Warrior for 10,000 shares of common stock.

         We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, oil filters and oil coolers, baskets and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat and Bombardier. We design, engineer and assemble all accessory products at our headquarters and subcontract the manufacturer of many original equipment components.

         We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We have sold our products to 17 distributors in the United States for the past 23 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 19 international distributors distributing our products to 35 countries.

         We are also the largest manufacturer of golf car hubcaps in the world. We estimate that we maintain 70% of the original equipment manufacturer ("OEM") hubcap business. We have always sold directly to golf car manufacturers and we believe that we have an excellent distribution network that reaches the after market throughout the United States, Europe and Asia.

         We are continuing our growth in the lawn and garden industry. Our market research tells us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry. Our pull-behind products, 3-point implements, and other branded and private label accessories can be used with lawn and garden tractors and utility vehicles. We have sold our products to several equipment manufacturers, dealers and retail outlets within the lawn and garden and utility vehicle markets. We continue to work with several other lawn and garden manufacturers to introduce these accessories into their product lines. We also continue to design new accessories to market within the Lawn and Garden industry.

         Our three largest customers accounted for approximately 49% of our net sales in the year ended September 30, 2004. Two of these three customers have represented a significant amount of our business every year for at least the past 18 years. While the percentage of total net sales these customers represent should decrease as our sales grow in other areas, such as Lawn and Garden, we do anticipate these customers will continue to represent a significant amount of our business.


INDUSTRY OVERVIEW

         ATV Accessories:
         ----------------

         In today's ATV market there are several OEM's competing for market share. Honda has been the world leader followed by Polaris, Yamaha, Kawasaki, Suzuki, Arctic Cat and Bombardier. According to the Motorcycle Industry Council, in 2003 there were over 984,000 ATV's sold worldwide. This represented a 6% increase over 2002. 2004 worldwide ATV sales are forecasted to top one million units. In 2000, ATV Magazine reported that of the 800,000 units sold in that year 75% were Utility and 40% were Sport Quads. We consider the Utility Division to be our target market.


         Wheel Covers:
         -------------

         The golf car industry continues to expand each year and is currently dominated by E-Z-Go, Club Car and Yamaha. Global, Par Car and a few other OEM's compete for the remainder of the market. We estimate that we maintain 70% of the OEM hubcap business and are the largest manufacturer of golf car hubcaps in the world. We have always sold directly to all the golf car manufacturers and we have an excellent distribution network throughout the United States, Europe and Asia to reach the after market.

         Lawn and Garden:
         ----------------

         According to The Outdoor Power Equipment Institute over 1 million new lawn and garden tractors are sold each and every year and our market research tells us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry. We are working with several Lawn and Garden equipment manufacturers to introduce these accessories into their product lines. We also continue to design new accessories for the Lawn and Garden market.


COMPANY HISTORY

         Cycle Country's market research has been a continued work in process for the past 23 years and that work still continues today. Our success was accomplished by constant market research and a constant effort to adjust to the changes in the industry. When we started in the ATV accessory industry ATV's were much smaller. They were small 3-wheeled vehicles with two-wheel drive. Today they are powerful 4-wheel drive vehicles capable of doing many more tasks. The ATV industry falls within both recreational and machinery industry depending on the product and consumer. In 2003, approximately 984,000 units were sold worldwide and there are more than 3 million units on the market today. Prospective ATV buyers lean toward a new purchase because of the strides manufacturers have made in product development. Partly due to our line of utility products the ATV manufacturers have focused their efforts to incorporate four wheel drive and making larger ATV's for greater hauling and work capacity.

         The idea for our business was born in 1981 when Jim Danbom recognized that an ATV could be used to plow snow. He manufactured and sold 100 snowplow kits that year. He sold more the next year and then in 1983 decided to incorporate. The business has grown every year since. Now in addition to snowplows, Cycle Country manufactures and sells a full range of farm products designed for the new and more powerful ATV's. These products include mowers, sprayers, spreaders, 3-point hitch, moldboard plow, disc harrow, furrower, cultivator, rake, and row planter. We also manufacture winches, winch mounts, chains, gun racks, plastic cargo boxes, steel mesh baskets, a rear hitch, and a very unique 5th wheel trailer.

         Over the last several years, we have expanded into manufacturing injection molded wheel covers primarily for the golf car industry. We are now entering our second year in the lawn & garden industry, utilizing some current products as well as creating new items specifically for that industry. Our acquisition two years ago of Weekend Warrior, with its garden utility attachments, has provided us with new products and new markets within the lawn and garden industry that will allow us to continue our growth in this industry. Another acquisition two years ago, Perf-Form, Inc., has provided the company with a new line of premium oil filters and oil cooler products that fit very well into our current marketing and distribution channels and is providing us the opportunity to expand into the motorcycle industry.

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

         We manufacture our products from high-quality parts produced by local metal fabricators and metal stampers, with final assembly and packaging performed at our headquarters. The following lists the major ATV accessory products and their proportion of total sales of the ATV accessory segment for the year ended September 30, 2004, which approximates 90% of total company sales: (a) Blades: 66%, (b) Winches and Winch Mounting Kits: 4%, (c) Mowers: 4%,
(d) Tillage Equipment: 1%, (e) Sprayers: 2%, (f) Spreaders: 1%. "Other" products comprise the remaining 22% of our sales and comprises some of the following: OEM products (including John Deere and Land Pride): 14%, Perf-Form oil filters and oil coolers: 3%, electric blade lift system: 3%, trailers: 2%.

         Our major ATV accessory products include:

Blades.

         We manufacture five sizes of steel straight blades, which include 42", 48", 54" (new), 60" and 72" models. We also offer 52" and 60" State Plows and a Power Vee blade. Our standard blade configuration features a universal manual lift or a universal electric lift. The blades can also be lifted with a winch. All of our blades come standard with heavy-duty skids, heavy-duty trip springs, and a limited lifetime warranty. Our newest product, and recently patented Electric Blade Angle Kit allows our blades to be swiveled from a convenient handlebar mounted switch while remaining seated on the ATV.

Winches and Winch Mounts.

         We offer a complete line of electric winches and winch mounts to fit all ATV models. Models include 1,500 and 2,000 pound capacity winches. Our winch mounts are designed to receive all of the major brands of ATV winches.

Mowers.

         We offer two mowing systems, the "Quicksilver 54 Finish Cut" mower and the "Rough Cut" mower. The Quicksilver 54 is a 54" finish cut mower that can be mounted to the front of an ATV or towed behind any tractor or ATV. It is powered by an 11 horsepower Briggs & Stratton engine. The Rough Cut is a 48" mower that is designed to cut thick weeds and overgrown brush. It's powered by a 13 horsepower engine by Briggs & Stratton and is pulled behind the ATV. The Rough Cut offers an offset hitch, which allows mowing to the left, right or directly behind the ATV. Both mowers are also available with Honda engines.

Tillage Equipment.

         We manufacture a three-point hitch that transforms the ATV into a small working tractor. The three-point hitch is designed to fit on most four-wheel drive ATVs. The hitch is effective because it locks in the rear suspension and has a built-in float to provide the smooth operation of attached implements. We have two three-point hitch models, one of which meets engineering standards for category zero hitches and the other meets engineering standards for category one hitches. The hitch design allows the use of implements such as a cultivator, moldboard plow, disc harrow, furrower, rake, one row planter and a rear blade. We manufacture and sell all of these implements.

Sprayers.

         We offer rack-mounted sprayers in both 15 and 25-gallon sizes. There are four different models of rack-mounted sprayers available depending on spraying needs: Econo Spot, Deluxe, Professional and Ag-Commercial. The sprayers can be purchased with either a 43" or 120" spray boom. The sprayers mount easily and quickly on the rear rack of an ATV.

Spreaders.

         We offer a 100-pound capacity hopper for front or rear mounting. This product is used for spreading everything from fertilizer to seed to salt pellets for winter de-icing. The spreader's flow rate and spread pattern are adjustable.

Other.

         Additionally, we offer a wide array of products such as tire chains, rack boxes, CV boot guards, spotlights, trailers, gun racks, cargo boxes, steel mesh baskets, and bed lift kits for various utility vehicles. Through acquisitions two years ago we have added a branded product line to our ATV accessories segment, Perf-Form Products, a line of premium oil filters and oil coolers for motorcycles and ATVs. The Perf-Form products have performed well the past two years and we believe there still is great growth potential to be realized.

         Wheel Covers
         ------------

         We are a leading producer of injection-molded plastic specialty vehicle wheel covers for vehicles such as golf cars, riding lawn mowers and light duty trailers. This segment represents approximately 8% of our total segment sales. Wheel cover products include 6", 8" and 10" sizes offered in a variety of color options in both hot-stamped and metalized options. Styles include the Turbine, Sport Edition, and Maxam.

         Lawn and Garden
         ---------------

         This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs as well as other products designed and built specifically for lawn and garden and utility vehicle equipment manufacturers for their own private product lines. This segment represents approximately 2% of our total segment sales. Products include a 64" tandem disc, 60" cultivator, brush cut mower, 15 and 25 gallon sprayers, spotlight, gun and tool rack, and a full line of three-point tillage equipment. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment.

PRODUCT DEVELOPMENT

         We have remained competitive and grown over the past years by designing and marketing new products continually. We employ an experienced staff of four product design professionals that work with CAD/CAM technology in the design of new products. This R&D group serves two primary functions: product retrofitting and new product design. Retrofitting of existing products accounts for roughly 50 percent of the engineers' time. Product development costs have averaged under 1% of net sales the last two years. Management considers the engineering group a critical factor to the company's future and current success.

         New products introduced in 2004 included: a recently patented Electric Blade Angle Kit, a 54" straight blade, a tool, gun and gear carrier for compact utility vehicles, and a variety of Weekend Warrior and private label blades, gun and tool carriers, winch mounts, bed lifts, and a variety of private licensed products for lawn and garden and utility vehicle original equipment manufacturers (OEM's), such as John Deere, Club Car, and Compact Power Equipment. New products introduced in 2003 included: a redesigned 5th wheel trailer, an all-metalized turbine wheel cover, and a variety of private label blades, racks, brush guards, winch mounts, and bed lifts for lawn and garden and utility vehicle original equipment manufacturers (OEM's), such as John Deere and Land Pride.

         There are no products presently being developed that will require a material investment of our resources.


PATENTS AND TRADEMARKS

         We maintain trademarks for all of our product names. In addition, we maintain patents for wheel covers, 3-point hitches, rack utility boxes, work power lift system, rub block on work power lift, grablight, the 5th wheel trailer, Perf-Form oil filter/cooler, and the Weekend Warrior universal tow frame. We were recently granted a patent on our new Electric Blade Angle Kit which allows a rider to conveniently swivel any of our straight blades by a handlebar mounted switch while remaining seated on the ATV, making plowing a much quicker and more efficient process.


SUPPLIERS

         During the year ended September 30, 2004, we purchased approximately $8,140,000 of goods from Simonsen Iron Works, Inc., our largest supplier who does the majority of our ironworks. This represented approximately 61% of our raw goods purchases during that year. Our partnership with Simonsen Iron Works has been a key to the success of our Company as working with this vendor allows us to maintain the highest quality parts at the most economical cost. While we anticipate this vendor will continue to supply a majority of our ironwork, we recognize the need to reduce the possibility of any adverse consequence of this concentration so over the past few years we have begun using additional suppliers where practical.


MARKETING - CHANNELS OF DISTRIBUTION:

         ATV Accessories:
         ----------------

Domestic Distribution

         We distribute our products domestically through 17 distributors that specialize in motorcycle and ATV accessories. These distributors are either regional or national. We believe that virtually every ATV dealer in the United States is served by at least two of these distributors. Because of this overlap we believe that we would experience a minimal decline in sales if any one of our distributors decided to stop selling our products. Most of these distributors have been customers of Cycle Country since we first began selling ATV accessories. Our most recent distributor was added last year.

         During the year ended September 30, 2004, domestic accessory sales represent approximately 91% of our total ATV Accessory sales. For 2004, our largest distributor accounted for 30% of our domestic accessory sales and our five largest distributors accounted for 74% of our domestic accessory sales.

         In cooperation with John Deere and Land Pride, we have developed several products that are now being sold as accessories for John Deere lawn and garden equipment and Land Pride utility vehicles. In addition, we are also cooperating with John Deere to provide accessories for its new line of Utility ATV's. John Deere designed and developed the add-ons including bags, plow kits, helmets, and gloves that Cycle Country will manufacture and distribute to authorized John Deere ATV dealers as officially licensed product. OEM sales during the year ended September 30, 2004 represent approximately 16% of our total ATV Accessory sales. We intend to continue expanding our associations with John Deere and Land Pride in the future as well as to seek new opportunities with other similar OEM's.

International Distribution

         We distribute our products internationally through 19 distributors that sell our products in 35 countries. This department is in its 8th year of existence and has provided us with a profitable expansion of the ATV Accessory segment of business. We were recognized as the Iowa Small Business Exporter of the year in 1997 and received the Governor's Export Award in that same year.

         International accessory sales represent approximately 9% of our total ATV Accessory sales during the year ended September 30, 2004. We believe that the international market will be a significant contributor to our long-term sales growth.

         Wheel Covers:
         -------------

         We market wheel covers to virtually all golf car manufacturers. We estimate we provide approximately 70% of all wheel covers sold to these golf car manufacturers. Sales to these golf car OEM's are made directly by our sales force.

         We also market our wheel covers to golf courses and golf car dealers through an extensive network of golf equipment distributors. Management estimates that this distributor network allows us to achieve a 70% market share of the golf car after market wheel cover sales.

         Lawn and Garden:
         ----------------

         We market our lawn and garden accessories mainly by working with lawn and garden equipment and utility vehicle equipment manufacturers to introduce our accessories into their product lines. We also, through our Weekend Warrior products, sell to national retail outlets and lawn and garden dealers. As this segment is a fairly new market for us, we will continue to pursue opportunities with OEM's and direct-to-market distribution opportunities to further our growth in this market.


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

         Our representatives exhibit at several international trade shows each year in conjunction with our distributors. These representatives also travel to each of our domestic distributors each year to demonstrate new products and address concerns that may arise. In addition, we attend the Dealernews International Powersports Dealer Expo and the ATV Industry Magazine's ATV Expo to demonstrate our new products to our distributors as well as ATV dealers.

         Golf Market:
         ------------

         The primary means we use to sell our wheel covers is to attend semi-annual golf industry trade shows and produce a brochure for distribution to interested parties. We also leverage the after market sales work to the representatives employed by our distributors.

         Lawn and Garden
         ---------------

         We utilize a sales force of three people to market our lawn and garden products. Our primary method of penetrating the market of OEM's is to make direct contact with potential manufacturers or to follow up on leads brought to us through our advertising or current OEM customers. Our sales force also contacts national and regional retail outlets as well as lawn and garden dealers.

         Each year we produce a catalog of our entire product line and make a new video that demonstrates the applicability of our products. Our lawn and garden and retail outlet customers are allowed unlimited quantities of these sales tools.

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


COMPETITION

         We are one of the largest ATV accessory manufacturers in the world. Management estimates that we control over 50% of the worldwide market in several product categories. Additionally, management estimates that we maintain 70% market share of the OEM golf car hubcap market and 70% of the golf car hubcap aftermarket.

         As with any industry we are faced with competition. However, due to our aggressive marketing and innovative product line, we maintain the largest market share in the ATV Utility Accessory Market as well as the wheel cover market. With our recent entry into the lawn & garden accessory market, our goal is to achieve a leading market share in that market.

         However, the markets for all of our products are competitive. We expect the markets for our products to become even more competitive if and when more companies enter them and offer competition in price, support, additional value added services, and quality, among other factors.

EMPLOYEES

         As of September 30, 2004, we have 70 full-time employees, including 46 in production, 5 in sales, 4 in administration, 8 general office, 4 in research and development and 3 drivers. We presently have no labor contract with any unions and we do not anticipate unionization of our personnel in the foreseeable future. We believe our relationship with our employees is good. From time to time, we hire part time employees, ranging from a minimum of 1 to a maximum of 6.


Item 2.  DESCRIPTION OF PROPERTIES

         Our principal office and manufacturing facility is a modern 106,000 square foot facility located at 2188 Highway 86, Milford, Iowa, which is located on 10 acres at the intersection of two major highways which allows for easy entry and exit for truck traffic. This property is zoned light industrial and will support an additional 51,000 square foot building expansion. We own this facility. In February of 2003, construction was completed on a 28,000 square foot building expansion that added needed floor space for our production areas and warehousing needs. The Company relocated the Perf-Form operations to the Milford facility in March of 2003.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information
------------------

         Our common stock was approved for listing on the American Stock Exchange under the symbol: ATC effective June 19, 2003. Prior to June 19, 2003, our common stock was approved for quotation on the National Association of Securities Dealers OTC Bulletin Board under the symbol: CYCY. The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown during the period our stock was on the OTC Bulletin Board, gathered from www.otcbb.com, reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                                                   High                  Low
--------------------------------------------------------------------------------
FY 2004
Fourth Quarter                                    $5.41                 $4.26
Third Quarter                                     $5.88                 $4.97
Second Quarter                                    $5.74                 $4.25
First Quarter                                     $4.90                 $4.39

FY 2003
Fourth Quarter                                    $5.00                 $4.50
Third Quarter                                     $5.00                 $3.30
Second Quarter                                    $3.72                 $3.05
First Quarter                                     $4.14                 $2.12

         As of December 6, 2004, there were approximately 868 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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


Date                 Name                      # of Shares         Total Price
----                 ----                      -----------         -----------

June 26, 2002        Go Company, LLC             155,000            $450,000*

     o The shares were issued in lieu of cash for repayment of $450,000 advanced from Go Company in connection with the Company's acquisition of Perf-Form Products, Inc.

Issuer Purchases Of Equity Securities
-------------------------------------

         The Company has not repurchased any shares during the fiscal year ended September 30, 2004.



Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

         We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Special Note Regarding Forward-Looking Statements". The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing.

Overview

         Cycle Country Accessories Corp. (a Nevada corporation) was incorporated in the State of Nevada on August 15, 2001 as a C corporation. The initial capitalization consisted of 3,625,000 shares of common stock. On August 21, 2001, we entered into an agreement to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation) for $4,500,000 in cash and 1,375,000 shares of our common stock. Cycle Country Accessories Corp. (an Iowa corporation) was originally incorporated on August 8, 1983 and is headquartered in Milford, Iowa. Since both Companies were under common control by virtue of majority ownership and common management by the same three individuals, this transaction was accounted for in a manner similar to a pooling of interests. We used the proceeds from a $4,500,000 term note (see Note 9 to the Consolidated Financial Statements) entered into with a commercial lender to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation). Additionally, any proceeds from the sale of stock received from the exercise of any of the previously issued 2,000,000 outstanding warrants were to be applied to any outstanding balance on the Note (see Liquidity and Capital Resources).

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

         In March of 2002, Jim Danbom, director, identified Perf-Form Products, Inc. as a potential acquisition. The company was purchased for $462,100 in cash and 22,500 shares of common stock for a total purchase price of approximately $528,800.

         In June of 2002, the Company acquired Weekend Warrior. The purchase was made for 10,000 shares of common stock. The company's technology and products allow many of the Weekend Warrior products to be immediately useful in the Lawn and Garden applications.

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

         We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We have sold our products to 17 distributors in the United States for the past 23 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 19 international distributors distributing our products to 35 countries.

         The success of Cycle Country can be attributed to not only providing quality products at reasonable prices, but more importantly the superior service that follows the sale. We at Cycle Country strive to provide products and services, as good or better, than we expect for ourselves.

         We are also the largest manufacturer of golf car hubcaps in the world. We estimate that we maintain 70% of the Original Equipment Manufacturer hubcap business. We have always sold directly to golf car manufacturers and we believe that we have an excellent distribution network that reaches the after market throughout the United States, Europe and Asia.

         We are entering our second year in the lawn & garden industry, utilizing some current products as well as creating new items specifically for that industry. Our acquisition two years ago of Weekend Warrior, with its garden utility attachments, has provided us with new products and new markets within the lawn and garden industry that will allow us to continue our growth in this industry. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs as well as other products designed and built specifically for lawn and garden and utility vehicle equipment manufacturers for their own private product lines. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment.


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

         Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At September 30, 2004, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

Results of Operations - Year ended September 30, 2004 vs Year ended September 30, 2003

         OVERALL. Revenues for the year ended September 30, 2004 increased $6,773,681, or 48.8%, to $20,665,674 from $13,891,993 for the year ended
September 30, 2003. Cost of goods sold increased $4,713,968, or 44.3%, to $15,352,494 for the year ended September 30, 2004 from $10,638,526 for fiscal 2003. Additionally, gross profit as a percentage of revenue was 25.7% for the year ended September 30, 2004 compared to 23.4% for fiscal 2003. The increase in revenues for fiscal year 2004 is attributable to a 57% increase in sales for our ATV Accessories business segment and a 33% increase in sales for our Lawn and

Garden business segment, as compared to fiscal 2003. Our Wheel Cover business segment had a 7% decrease in sales for fiscal 2004 as compared to fiscal 2003. Gross Profit increased $2,059,713, or 63.3%, to $5,313,180 for the year ended September 30, 2004 from $3,253,467 for the year ended September 30, 2003. The increase in gross profit for fiscal 2004 is attributable to our cost containment and reduction efforts, gains in direct labor efficiency, and price increases on products that, due to increased raw material or other input costs, had fallen below our standard gross profit level for that product.

Selling, general and administrative expenses increased $222,972, or 8.1%, to $2,985,598 for the year ended September 30, 2004 from $2,762,626 for the year ended September 30, 2003. As a percentage of revenue, selling, general and administrative expenses were 14.1% for fiscal 2004 compared to 19.9% for fiscal 2003. The decrease in expenses as a percentage of revenue for fiscal 2004 is due to our continued efforts to monitor and reduce expenses where possible. The significant changes in selling, general and administrative expenses for fiscal 2004 as compared to fiscal 2003 were as follows; professional fees increased approximately $208,000, or 124%, insurance costs increased approximately $48,000, or 34%, advertising costs decreased $48,000, or 11%, fuel costs increased approximately $45,000, or 53%, repairs and maintenance increased approximately $33,000, or 61%, and retirement plan contribution expense increased approximately $35,000 from zero in the previous year. Professional fees include costs associated with services being provided by an investor relations firm to promote and market the Company to potential brokers and investors during fiscal 2004 of approximately $298,000.

Non-operating income (expense) decreased $69,465, or 41.2%, to $(99,243) for the year ended September 30, 2004, from $(168,708) for fiscal 2003. The decrease is due to a decrease of approximately $62,000 of interest expense.

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

ATV ACCESSORIES Revenues for the year ended September 30, 2004 increased $6,964,029, or 57.5%, to $19,076,096 from $12,112,067 for the year ended
September 30, 2003. The increase is mainly attributable to substantial increases in our core products and Original Equipment Manufacturer (OEM) products. In fiscal 2004 Snowplow Blade sales were continuous throughout the year with every quarter experiencing record sales levels. Snowplow Blade sales increased 66% over fiscal 2003 sales. Mower sales also increased significantly in fiscal 2004, resulting in a 46% increase over mower sales for fiscal 2003. We estimate that our substantial increase in ATV Accessory sales is the result of two factors; first, we believe the market for ATV Accessories has grown significantly in fiscal 2004, and secondly, we believe we have significantly increased our market share in the ATV Accessories industry in fiscal 2004 as a direct result of our efforts to re-establish ourselves as the true leader in the industry. Product sales to current OEM customers, such as John Deere and Land Pride, also saw vigorous growth in fiscal 2004 and several products for new OEM customers were added in fiscal 2004 as well. We intend to continue expanding our associations with John Deere and Land Pride in the future as well as to seek new opportunities with other similar OEM's. The products within this segment with significant changes for fiscal 2004 as compared to fiscal 2003 were as follows; Snowplow Blade sales increased approximately $5,038,000, or 66%, OEM product sales increased approximately $1,580,000, or 138%, mower sales increased approximately $256,000, or 46%, Electric Blade Lift sales increased approximately $178,000, or 58%, and winch and winch mount sales increased approximately $112,000, or 16%.

Cost of goods sold increased $4,539,860, or 52.1%, to $13,251,822 for the year ended September 30, 2004 from $8,711,962 for fiscal 2003. Gross profit as a percent of revenues was 30.5% for fiscal 2004 compared to 28.1% for fiscal 2003. The increase in gross profit for the year ended September 30, 2004 as compared to the year ended September 30, 2003 is primarily due to planned pricing increases, cost containment and reduction efforts, and gains in direct labor efficiency. These efforts will continue into fiscal 2005 as we continuously strive to strengthen our gross profit margins for all of our products. Some of the products within this segment with improvements in gross profit for fiscal 2004 as compared to fiscal 2003 were as follows; Snowplow Blades, mowers, sprayers, spreaders, trailers, gun racks, and OEM products.

PLASTIC WHEEL COVERS Revenues for the year ended September 30, 2004 decreased $131,561, or 7.1%, to $1,717,830 from $1,849,391 for the year ended September
30, 2003. The decrease in revenues is due to a golf car OEM customer designing a different wheel not needing a wheel cover to supply its newest golf car line. Otherwise, the market was relatively steady from fiscal 2003 to fiscal 2004. Given that the golf car wheel cover market appears to be at a plateau, we are actively pursuing the development of new designs in wheel covers and a new wheel insert to complement our popular Sport Edition wheel cover and our Turbine wheel cover to rejuvenate the market with new choices and stimulate growth. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need. We are also evaluating new market channels to sell our trailer wheel covers, as we believe this product holds the promise for additional growth for our Plastic Wheel Cover segment.

Cost of goods sold increased $27,202, or 3.4%, to $828,113 for the year ended September 30, 2004 from $800,911 for fiscal 2003. Gross profit as a percent of revenue was 51.8% for the year ended September 30, 2004 compared to 56.7% for the corresponding period in fiscal 2003. The decrease in gross profit for the year ended September 30, 2004 was attributable to two main factors, increased material costs and an increase in direct labor. Increased material costs included raw plastic, which increased over 6% from last year to this year, and an increase in the amount of clear coat compound applied to each wheel to meet higher durability standards set by management. The increase in direct labor costs was due to management expanding personnel on second shift and hiring an experienced plastics manager late in fiscal 2003 to increase production efficiency, improve product quality, and assist with the expansion of this business segment into new markets. Going forward we will continue to evaluate our processes, costs and product pricing to maintain or improve our profit while remaining the dominant company in the markets we sell. To that end, we have recently completed two projects that will increase profit for this segment, a new, more cost-effective source of clear coat compound and doing our own in-house metalizing process instead of outsourcing it.

LAWN AND GARDEN This business segment was created by management to monitor and manage the expansion of our products into the lawn and garden industry during the second quarter of fiscal 2003. This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the year ended September 30, 2004 increased $82,002, or 32.6%, to $333,578 from $251,576 for the year ended September 30, 2003. The growth is attributable to increased sales to our direct-retail customers. Cost of goods sold for the year ended September 30, 2004 increased $51,961, or 34.1%, to $204,331 from $152,370 for the year ended
September 30, 2003. Gross profit as a percent of revenue was 38.8% for the year ended September 30, 2004 compared to 39.4% for the year ended September 30, 2003. The gross profit for fiscal 2004 was what management budgeted. The decrease in gross profit percentage from fiscal 2003 to fiscal 2004 is due to product improvements for quality and durability, which are vital attributes to establish within this industry to continue our growth initiatives.

GEOGRAPHIC REVENUE
------------------
                            Fiscal Year       Fiscal Year        Increase         Increase
       Country                 2004              2003           (Decrease) $     (Decrease) %
---------------------------------------------------------------------------------------------
United States of
America                    $ 19,035,139      $ 12,721,018      $   6,314,121        49.6%
All Other Countries        $  1,630,535      $  1,170,975      $     459,560        39.2%

The increase during the year ended September 30, 2004 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America. The increase during the year ended September 30, 2004 in revenue from other countries is due to an increase of sales in Europe and Canada. As discussed above, increased sales of our core products and growth in the market for those products are the main factors generating these revenue increases in the U.S. as well as in the other countries we do business in.

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


Liquidity and Capital Resources

Overview

         Cash flows provided by operating activities of continuing operations provide us with a significant source of liquidity. Our cash flows from operating activities were approximately $3,135,000 in fiscal 2004, up from approximately $657,000 in fiscal 2003. Operating cash flows from continuing operations increased during fiscal 2004 compared to fiscal 2003 primarily due to an increase in net income of approximately $1,411,000 from fiscal 2003 to fiscal 2004, a decrease in prepaid assets of approximately $211,000, and an increase in accrued liabilities and income taxes payable of approximately $967,000 in fiscal 2004 as compared to a decrease in accrued liabilities of approximately $11,000 in fiscal 2003.

         Cash and cash equivalents were $2,594,471 at September 30, 2004 compared to $215,551 as of September 30, 2003. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.

         In fiscal 2004 we made approximately $327,000 in capital expenditures, received approximately $1,902,000 upon the conversion of preferred shares into common shares of the Company, paid approximately $3,632,000 of long-term debt, paid $420,000 of bank line of credit, and received $1,700,000 from the exercise of warrants to purchase common shares of the Company.

Working Capital

         Net working capital was $ 4,827,339 at September 30, 2004 compared to $2,192,089 at September 30, 2003. The change in working capital is primarily due to the following:

                                 Balance              Balance         Increase/        Percent
                           September 30, 2004   September 30, 2003    Decrease)        Change
                           ------------------   ------------------   ------------     --------
     Cash and cash
     equivalents           $        2,594,471   $          215,551   $  2,378,920       1,104%
     Accounts
     receivable                     1,237,582            1,080,854        156,728        14.5%
     Inventories                    3,481,051            3,024,733        456,318        15.1%
     Prepaid expenses                 278,208               66,105        212,103         321%
     Accounts payable               1,485,522            1,042,046        443,476        42.6%
     Accrued expenses                 729,877              409,865        320,012        78.1%
     Bank line of credit                   --              420,000       (420,000)     (100.0%)
     Income taxes
     payable                          624,259                   --        624,259       100.0%
     Current portion of
     bank notes payable                    --              484,845       (484,845)     (100.0%)

Contractual Obligations and Other Commercial Commitments

The following table sets forth information concerning our obligations and commitments to make contractual future payments, such as debt agreements, purchase obligations and contingent commitments.

                                Payments Due During Fiscal Years Ending September 30,
                           --------------------------------------------------------------

                              Total        2005       2006-2007    2008-2009   Thereafter
                           ----------   ----------   ----------   ----------   ----------
  Unrecorded Contractual
  Obligations:
  Purchase obligations     $   87,021   $   87,021           --           --           --


         Purchase obligations include all legally binding contracts such as firm commitments for inventory purchases, as well as capital expenditures, and legally binding service contracts. Purchase orders for inventory and other services are not included in the table above. Purchase orders represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current inventory needs and are fulfilled by our suppliers within short time periods.

         The expected timing for payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Long-Term Debt
         On June 25, 2003, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes were collateralized by all of the Company's assets, were payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.5% at June 30, 2004) for Note One and principal and interest at prime + 0.625% (4.625% at June 30, 2004) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate could never exceed 9.5% or be lower than 4.5% for Note One and could never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment was $11,473 and $42,324 for Note One and Note Two, respectively, and was applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate was adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants were applied to any outstanding balance on the Notes or the Line of Credit described below. At September 30, 2004, there were no balances owed for Note One and Note Two, respectively, as the debts were retired in full at June 30, 2004 from the application of the proceeds from exercised stock warrants and the previously restricted cash balance which was released upon the conversion of the convertible preferred stock into common stock of the Company. At September 30, 2003, $1,482,717 and $2,149,237 for Note One and Note Two, respectively, were outstanding on the Notes.

Line of Credit
         Under the terms of the amended secured credit agreement noted above, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (5.5% at September 30, 2004) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 7% or be lower than 4.75%. The Line of Credit matures on July 22, 2005. At September 30, 2004 and 2003, $-0- and $420,000, respectively, was outstanding on the Line of Credit.

         The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred shares issued in June of 2003 and discussed below. At September 30, 2004, the Company was not required to meet any of the required financial ratios as all Notes were paid in full.

Financing Agreement / Preferred Shares
         On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash. The restricted cash would be made available to the Company for general corporate purpose usage upon the conversion of the Preferred Stock. The preferred shares were convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date. Upon an event of default, the investment may have been reclassified as a debt obligation of the Company. This new series of preferred shares was cumulative and convertible with dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at June 30, 2004) and was to be paid prior to any dividends being paid or declared on the Company's common stock. The Company has 2,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at September 30, 2004. As of June 30, 2004, all of the convertible preferred shares were converted into common shares of the Company. The conversion also released the restricted cash to the Company for general corporate purpose usage of which almost all of the balance was applied to the Notes with the commercial lender to retire the Company's Notes payable in full.

Warrants
         The Company previously issued 2,000,000 warrants to purchase one share of the Company's common stock per warrant at $4.00 per share. The warrants will expire August 21, 2005, unless extended by the board of directors. As of September 30, 2004, the Company received $1,700,000 from the exercise of 425,000 warrants. The proceeds were applied to the outstanding balance on the Notes as stipulated in the secured credit agreement with the commercial lender prior to the Notes being paid in full by the conversion of the preferred stock and release of restricted cash discussed above which occurred at June 30, 2004. After June 30, 2004 the proceeds from any exercise of warrants are available to the Company for general corporate purposes.

Capital Resources

         Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2005. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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

Not applicable.



Item 7.  FINANCIAL STATEMENTS

         The Financial Statements are included with this report commencing on page F-1.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Accountant.

         (i) On January 16, 2004, the Board of Directors of Cycle Country Accessories Corp. (the "Company") unanimously dismissed Tedder, James, Worden & Associates, P.A. ("Tedder") as the Company's independent accountant.

         (ii) The reports of Tedder regarding the Company's financial statements for the fiscal years ended September 30, 2003, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles.

         (iii) In connection with Tedder's audits of the Company for the fiscal years ended September 30, 2003, 2002 and 2001, and during the period from September 20, 2003 through January 19, 2004 there were no disagreements with Tedder on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Tedder, would have caused it to make reference thereto in its reports regarding the Company's financial statements for such years.

         (iv) The Company has requested that Tedder furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of such letter, dated January 23, 2004, is filed as
Exhibit 16 to this Form 10-KSB.

(b) Engagement of Independent Accountant.

         (i) On January 16, 2004, the Board of Directors of the Company engaged Henjes, Conner, Williams, and Grimsley, L.L.P ("Henjes") as its independent accountant.

         (ii) During the fiscal years ended September 30, 2003, 2002 and 2001, and during the subsequent interim period prior to such engagement, the Company did not consult Henjes regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Henjes on the Company's financial statements, and Henjes did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

Item 8A.  CONTROLS AND PROCEDURES

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

Item 8B.  OTHER INFORMATION

None.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         Our directors, executive officers and key employees are as follows:

                                                                               Current
                                                                               Position
Name                       Age    Position                                     Held Since
----                       ---    --------                                     ----------
F.L. Miller                64     Director                                     2001
Jim Danbom                 61     Director                                     2001
L.G. Hancher Jr.           51     Director                                     2001
Rod Simonson               49     Director                                     2001
Ron Hickman                54     Chief Executive Officer, President and       2001
                                  Director
David Davis                39     Chief Financial Officer                      2001
Marie Matthiesen           42     Vice President of Manufacturing              2001
Bradley Danbom             28     Vice President of Sales and Marketing        2004

F.L. "Skip" Miller was President of Armstrong Wheels from 1970 until 1998. Then in 1999 from his Chief Executive Officer position, Mr. Miller consummated the company's highly lucrative buy-out from the international conglomerate GKN Wheels. The selling of Armstrong Wheels for an impressive premium price was largely based on his ability to build the company with consistent double-digit annual growth. Mr. Miller participates on the Audit and Operations committees of the board. Mr. Miller is currently serving a three-year term, which will end in 2006.

Jim Danbom was our founder and served as our president from 1981 to 2001. Mr. Danbom will lead the Operations and Planning committees of the board. He has successfully created numerous businesses in his 26 year career. Having successfully created our products at Cycle Country, Mr. Danbom will now focus on acquisitions and new product development while serving on the Operations and Planning committees. Mr. Danbom is currently serving a three-year term, which will end in 2006. Jim Danbom is the father of Bradley Danbom, our Vice President of Sales and Marketing.

L.G. "Bob" Hancher Jr. has served as Chief Financial Officer of Commerce Street Venture Group since 2000. Mr. Hancher graduated from Iowa University in 1974. He served as Field Auditor and Territory Manager of Shell Oil Co from 1974 to 1978 and the Director of Marketing of Raynor Garage from 1978 to 1988. In 1993, Mr. Hancher co-founded, and is now a past President of International Sports Management, leaving in 2000 to co-found Commerce Street Venture Group. Mr. Hancher participates on the Planning and Audit committees of the board. Mr. Hancher is currently serving a three-year term, which will end in 2006.

Rod Simonson became a franchisee for Piccadilly Circus Pizza, Inc. in 1980 by owning and operating 1 of the 5 restaurants under the company's umbrella. Shortly thereafter, Mr. Simonson purchased the parent company and became President of Piccadilly. By 1987, the company became Land Mark Products, Inc., the licensing company for Piccadilly Circus Pizza. Under his leadership, the company evolved from several sit-down pizzerias to a complete turnkey operational partner in convenience stores, malls, hotels, amusement parks and video stores. Today, there are over 800 locations primarily in convenience stores throughout 42 states in the Continental U.S. Mr. Simonson is serving on the Planning and Audit committees of the board. Mr. Simonson is currently serving a three-year term, which will end in 2006.

Ron Hickman, who became our President on August 1, 2001, has been a CPA for 29 years, and was our accountant from our inception until he took a position as General Manager for us in 1995. Mr. Hickman is on the Operations and Planning committees of the company. Mr. Hickman is currently serving a three-year term, which will end in 2006.

David Davis, who became our Chief Financial Officer on October 1, 2001, has been a CPA for 13 years. Prior to joining Cycle Country, Mr. Davis served as Controller for a Midwest lawn and garden power equipment distributor from 1997-2001 and worked for several years prior to that as a CPA at a Midwest regional public accounting firm.

Marie Matthiesen has been with the Company since 1989. Starting in the accounting department, Ms. Matthiesen has worked her way up and since 2001 serves as our Vice President of Manufacturing.

Bradley Danbom has been a member of our sales department since 1997. Mr. Danbom was appointed Vice President of Sales and Marketing this year. Bradley Danbom is the son of Jim Danbom, one of our Directors.

Directors' Remuneration

         Our directors are presently not compensated for serving on the board of directors.

Audit Committee

         The audit committee of our board of directors is comprised of three directors, L.G. Hancher, Jr., F.L. Miller, and Rod Simonson. Each member of the committee is an independent director as defined by the American Stock Exchange rules. In addition, our board of directors has determined that L.G. Hancher, Jr., as defined by the SEC rules, is both independent and an audit committee financial expert. Mr. Hancher is co-founder and Chief Financial Officer of Commerce Street Venture Group, as discussed above.

Code Of Ethics and Standards of Conduct

The Company has adopted a code of business conduct and ethics applicable to the Company's Directors, officers (including the Company's principal executive officer, principal financial officer and principal accounting officer), and employees, known as the Code of Ethics and Standards of Conduct. The Code of Ethics and Standards of Conduct is available on the Company's website. In the event that we amend or waive any of the provisions of the Code of Ethics and Standards of Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer, we intend to disclose the same on the Company website at www.cyclecountry.com .

Section 16(a) Beneficial Ownership Reporting Compliance

         Jim Danbom, F.L. Miller, L.G. Hancher, Jr., Rod Simonson, directors, Ron Hickman, director and principal executive officer, and David Davis, chief financial officer, each were late in filing a Form 3 upon becoming directors or executive officers of the Company as required by Rule 16a-3 of the Securities Exchange Act of 1934. Jim Danbom, F.L. Miller, L.G. Hancher, Jr., Rod Simonson, directors, Ron Hickman, director and principal executive officer, and David Davis, chief financial officer, each were late in filing a Form 5 for the Company's fiscal year ended September 30, 2003 as required by Rule 16a-3 of the Securities Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the total compensation paid to or accrued for the fiscal years ended September 30, 2004, 2003, and 2002 to our Chief Executive Officer. The Company did not have any other officers whose total compensation exceeded $100,000, as defined in Item 402 of Regulation S-B, who were serving as executive officers at the end of our last fiscal year.

Annual Compensation

---------------------------------------------------------------------------------------------------------------------
                                                        Other      Restricted   Securities                    All
      Name and        Fiscal                           Annual         Stock     Underlying     LTIP          Other
  Principal Position   Year     Salary     Bonus    Compensation     Awards       Options     Payouts    Compensation
  ------------------   ----     ------     -----    ------------     ------       -------     -------    ------------
---------------------------------------------------------------------------------------------------------------------
Ronald Hickman,
President              2004     150,000    69,370      500 (1)          0            0           0         9,136 (2)
---------------------------------------------------------------------------------------------------------------------


                       2003     150,000    12,772      500 (1)          0            0           0         7,106 (3)
---------------------------------------------------------------------------------------------------------------------
                       2002     150,000    15,000      500 (1)          0            0           0         7,476 (4)
---------------------------------------------------------------------------------------------------------------------

     (1) Christmas bonus.

     (2) Comprised of $1,705 value of personal use of company auto and $7,431 paid for health insurance.
     (3) Comprised of $1,634 value of personal use of company auto and $5,472 paid for health insurance.
     (4) Comprised of $1,913 value of personal use of company auto and $5,563 paid for health insurance.

Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

         We have entered into employment agreements with certain of our key executives as follows:

         We entered into an employment agreement with Ron Hickman, our President, effective August 1, 2001 for a period of five years under which we have hired him to continue as our President. The agreement calls for Mr. Hickman to receive an annual income of $150,000 per year plus a bonus equal to three percent (3%) of our net income before taxes and bonus. The agreement also provides for Mr. Hickman to receive standard benefits such as health insurance coverage, sick and vacation time and use of an automobile.

         We entered into an employment agreement with Jim Danbom, our former President, effective August 1, 2001 for a period of three years under which we hired him to continue as a consultant on an "as needed" basis. This agreement was renewed by action of the board of directors in fiscal 2004 for an additional three years. The agreement calls for Mr. Danbom to receive an annual income of $75,000 per year and to receive standard benefits such as health insurance coverage, sick and vacation time and use of an automobile.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                               Number of
Name and Address of                              Shares                 Percent
Beneficial Owner                                 Owned                   Owned
----------------                                 -----                   -----

Ron Hickman                                     446,937       (1)        5.40%
c/o Cycle Country Accessories Corp.
2188 Highway 86
Milford, IA 51351

Jim Danbom                                    1,145,650       (1)       14.76%
106 Channel Court
Marco Island, FL 34145

Jan Danbom                                    1,104,650       (1)       13.93%
106 Channel Court
Marco Island, FL 34145

Commerce Street Venture Group                   360,000                  7.22%
17322 Westfield Park Rd
Westfield, IN 46074

Laurus Master Fund, Ltd.                        487,306       (1)        8.97%
c/o Laurus Capital Management, LLC
825 Third Ave, 14th Floor
New York, NY 10022
Rod Simonson                                     36,330                  0.70%
1007 Okoboji Avenue
Milford, IA 51351

Marie Matthiesen                                 13,500                  0.30%
c/o Cycle Country Accessories Corp
2188 Highway 86
Milford, IA 51351

David Davis                                       8,500                  0.20%
c/o Cycle Country Accessories Corp
2188 Highway 86
Milford, IA 51351

Bradley Danbom                                   13,500                  0.03%
c/o Cycle Country Accessories Corp
2188 Highway 86
Milford, IA 51351

F.L. Miller                                        800                   0.02%
2500 Manhattan Blvd
Spirit Lake, IA 51360

L.G. Hancher, Jr.                                    0                   0.00%
17322 Westfield Park Rd
Westfield, IN  46074


All Directors and Officers as a Group        1,665,217        (1)       33.37%
(8 Persons)

(1) Included in the total number of shares owned above is the number of shares represented by exercisable warrants held by the respective beneficial owner, as follows; Ron Hickman 177,500, Jim Danbom 409,375, Jan Danbom 409,375, Laurus Master Fund 40,000, and all directors and officers as a group 586,875.

Item 12. CERTAIN TRANSACTIONS
         None.


Item 13. EXHIBITS

         (16)  Letter on change in certifying accountant.

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


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Pre-Approval Policy
-----------------------------------

To ensure the independence of the Company's independent auditor and to comply with applicable securities laws, listing standards, and the Audit Committee charter, the Audit Committee is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by the Company's independent auditors. For that purpose, the Audit Committee has established a policy and related procedures regarding the pre-approval of all audit, audit-related, and non-audit services to be performed by the Company's independent auditor (the "Policy").

The Policy provides that the Company's independent auditor may not perform any audit, audit-related, or non-audit service for the Company, subject to those exceptions that may be permitted by applicable law, unless: (1) the service has been pre-approved by the Audit Committee, or (2) the Company engaged the independent auditor to perform the service pursuant to the pre-approval provisions of the Policy. In addition, the Policy prohibits the Audit Committee from pre-approving certain non-audit services that are prohibited from being performed by the Company's independent auditor by applicable securities laws. The Policy also provides that the Chief Financial Officer will periodically update the Audit Committee as to services provided by the independent auditor. With respect to each such service, the independent auditor provides detailed back-up documentation to the Audit Committee and the Chief Financial Officer.

The Audit Committee appointed Henjes, Conner, Williams & Grimsley LLP as the Company's independent accountants to audit the consolidated financial statements of the Company for the fiscal year ending September 30, 2004. Henjes, Conner, Williams & Grimsley LLP have been Cycle Country's independent accountants since January 16, 2004. Prior to January 16, 2004, the Audit Committee had appointed Tedder, James, Worden and Associates PA as the Company's independent accountants to audit the consolidated financial statements of the Company for the fiscal year ending September 30, 2003.

Principal Accountant Fees
-------------------------

Fees for fiscal years ended September 30, 2004 and 2003 were as follows:


                                              Fiscal       Fiscal
                                                2004         2003

              Audit Fees                  $   55,750   $   64,250

              Audit-Related Fees                  --       10,000

              Tax Fees                        18,680       11,867

              All Other Fees                     525        3,000

              Total Fees                  $   74,955   $   89,117


A description of the types of services provided in each category is as follows:

Audit Fees--Includes audit of the Company's annual financial statements, review of the Company's quarterly reports on Form 10-QSB, and consents and assistance with and review of registration statements filed with the SEC.

Audit-Related Fees--Includes agreed upon procedures related to a preferred stock issuance and accounting consultations related to GAAP and the application of GAAP to proposed transactions.

Tax Fees--Includes tax compliance, tax advice and planning.

All Other Fees--Includes time and procedures related to change in independent accountants and research and assistance provided to the Company's legal counsel.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------

                                 C O N T E N T S
                                 ---------------



                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm.............     F-1

Report of Independent Registered Public Accounting Firm -
  Predecessor Auditor...............................................     F-2


Consolidated Financial Statements:

  Consolidated Balance Sheets.......................................     F-3

  Consolidated Statements of Income.................................     F-4

  Consolidated Statements of Stockholders' Equity...................     F-5

  Consolidated Statements of Cash Flows.............................  F-6 - F-7


Notes to Consolidated Financial Statements..........................  F-8 - F-30




                                 * * * * * * * *

           [LETTERHEAD OF HENJES, CONNER, WILLIAMS & GRIMSLEY, L.L.P.]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors
Cycle Country Accessories Corp. and Subsidiaries
Milford, Iowa


We have audited the accompanying consolidated balance sheet of CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES, (a Nevada corporation) as of September 30, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries, as of September 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.
S. generally accepted accounting principles.


                                /s/ Henjes, Conner, Williams & Grimsley, L.L.P.

                                        Certified Public Accountants


Sioux City, Iowa
November 11, 2004

        Report of Independent Registered Certified Public Accounting Firm
        -----------------------------------------------------------------


To the Board of Directors and Stockholders of Cycle Country Accessories Corp. and Subsidiaries:


We have audited the consolidated balance sheet of Cycle Country Accessories Corp. and Subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries as of September 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida
January 13, 2004

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------

                                     ASSETS
                                     ------

                                                                   2004           2003
                                                                   ----           ----
CURRENT ASSETS
--------------
    Cash and Cash Equivalents ..............................   $  2,594,471   $    215,551
    Accounts Receivable - Trade, Net .......................      1,237,582      1,080,854
    Inventories - Note 3 ...................................      3,481,051      3,024,733
    Taxes Receivable .......................................              -         89,507
    Deferred Income Taxes - Note 10 ........................         75,685         72,095
    Prepaid Expenses and Other - Note 4 ....................        278,208         66,105
                                                               ------------   ------------

               Total Current Assets ........................   $  7,666,997   $  4,548,845

PROPERTY AND EQUIPMENT, Net - Note 6 .......................   $  2,898,973   $  2,930,878
----------------------

OTHER ASSETS
------------
    Restricted Cash ........................................              -   $  1,901,898
    Intangible Assets, Net - Note 5 ........................   $    200,994        217,093
    Goodwill ...............................................         41,700         41,700
    Other Assets - Note 7 ..................................         25,000         63,007
                                                               ------------   ------------

               Total Other Assets ..........................   $    267,694   $  2,223,698
                                                               ------------   ------------

               Total Assets ................................   $ 10,833,664   $  9,703,421
                                                               ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
    Accounts Payable .......................................   $  1,485,522   $  1,042,046
    Accrued Income Taxes ...................................        624,259             --
    Accrued Expenses - Note 8 ..............................        729,877        409,865
    Bank Line of Credit - Note 9 ...........................              -        420,000
    Current Portion of Bank Notes Payable -
       Note 9 ..............................................              -        484,845
                                                               ------------   ------------

               Total Current Liabilities ...................   $  2,839,658   $  2,356,756

LONG-TERM LIABILITIES
---------------------
    Bank Notes Payable - Less Current Portion -
       Note 9 ..............................................              -      3,147,109
    Deferred Income Taxes - Note 10 ........................        126,209         96,405
                                                               ------------   ------------

                                                               $  2,965,867   $  5,600,270

STOCKHOLDERS' EQUITY
--------------------
    Preferred Stock ........................................              -   $        200
    Common Stock - Note 11 .................................   $        499            395
    Additional Paid-In Capital .............................      5,928,831      3,730,039
    Retained Earnings ......................................      1,938,467        372,517
                                                               ------------   ------------

               Total Stockholders' Equity ..................   $  7,867,797   $  4,103,151
                                                               ------------   ------------
               Total Liabilities and Stockholders'
                 Equity ....................................   $ 10,833,664   $  9,703,421
                                                               ============   ============

           See Accompanying Notes to Consolidated Financial Statements

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                 -----------------------------------------------


                                                            2004             2003
                                                            ----             ----
NET SALES ..........................................   $  20,505,314    $  13,737,342
---------

Freight Income .....................................         160,360          154,651
                                                       -------------    -------------

          Total Net Sales ..........................   $  20,665,674    $  13,891,993

Cost of Goods Sold .................................     (15,352,494)     (10,638,526)
                                                       -------------    -------------

          Gross Profit .............................   $   5,313,180    $   3,253,467

Selling, General and Administrative Expenses .......      (2,985,598)      (2,762,626)
                                                       -------------    -------------

          Income from Operations ...................   $   2,327,582    $     490,841

Non-Operating Expense, Net - Note 12 ...............         (99,243)        (168,708)
                                                       -------------    -------------
          Income Before Provision for Income
            Taxes ..................................   $   2,228,339    $     322,133

Provision for Income Taxes - Note 10 ...............         609,994          114,826
                                                       -------------    -------------

          Net Income ...............................   $   1,618,345    $     207,307

Dividends on Preferred Stock .......................          52,395           20,974
                                                       -------------    -------------
          Net Income Available to Common
            Stockholders ...........................   $   1,565,950    $     186,333
                                                       =============    =============

Weighted Average Shares of Common Stock
  Outstanding:
    Basic ..........................................       4,304,682        3,951,290
    Diluted ........................................       4,563,661        4,460,196

Earnings Per Common Share:
    Basic ..........................................   $        0.36    $        0.05
    Diluted ........................................   $        0.35    $        0.05

           See Accompanying Notes to Consolidated Financial Statements

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                 -----------------------------------------------


                                                                     Additional
                                     Preferred        Common          Paid-In       Retained
                                       Stock          Stock           Capital       Earnings          Total
                                    ------------   ------------    ------------   ------------    ------------
Balances at September 30,
    2002 ........................              -   $        395    $  1,726,266   $    186,183    $  1,912,844

Net Income ......................                                                      207,307         207,307

Issuance of Preferred
    Stock .......................   $        200                      1,982,800                      1,983,000

Issuance of Common Stock
    for Payment of Dividends
    on Preferred Stock ..........                             1          20,973        (20,974)              -

Cancellation of Common
    Stock Previously Issued
    and Outstanding .............                            (1)                             1               -
                                    ------------   ------------    ------------   ------------    ------------

Balances at September 30,
    2003 ........................   $        200   $        395    $  3,730,039   $    372,517    $  4,103,151

Net Income ......................                                                    1,618,345       1,618,345

Conversion of Preferred
    Stock to Common Stock .......           (200)            50             150                              -

Issuance of Common Stock ........                            10         446,291                        446,301

Exercise of Warrants ............                            43       1,699,957                      1,700,000

Issuance of Common Stock
    for Payment of Dividends
    on Preferred Stock ..........                             1          52,394        (52,395)              -
                                    ------------   ------------    ------------   ------------    ------------

Balance at September 30,
    2004 ........................              -   $        499    $  5,928,831   $  1,938,467    $  7,867,797
                                    ============   ============    ============   ============    ============

           See Accompanying Notes to Consolidated Financial Statements

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                 -----------------------------------------------


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                ------------------------------------------------

                                                                    2004            2003
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
    Net Income .............................................   $  1,618,345    $    207,307
    Adjustments to Reconcile Net Income to Net
       Net Cash Provided by Operating Activities:
         Depreciation ......................................        342,465         307,484
         Non-Cash Fund Management Fee ......................              -          85,000
         Deferred Income Taxes .............................         26,214          48,773
         Amortization ......................................         20,812          20,813
         (Gain) on Sale of Equipment .......................         (9,240)        (15,829)
         Inventory Reserve .................................        (45,776)        (10,000)
         (Increase) Decrease in Assets:
           Accounts Receivable - Trade, Net ................       (156,728)          5,818
           Inventories .....................................       (410,542)        (47,448)
           Taxes Receivable ................................         89,507          95,117
           Prepaid Expenses and Other ......................        211,148          (3,756)
           Other Assets ....................................         38,007          41,452
         Increase (Decrease) in Liabilities:
           Accounts Payable ................................        443,476         (66,298)
           Accrued Income Taxes ............................        624,259
           Accrued Expenses ................................        343,064         (10,946)
                                                               ------------    ------------

               Net Cash Provided by Operating
                 Activities ................................   $  3,135,011    $    657,487


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
    Deposits (Into) From Restricted Cash Account ...........   $  1,901,898    $ (1,901,898)
    Purchase of Property and Equipment .....................       (326,545)       (685,216)
    Payment of Patent Costs ................................              -          (4,668)
    Acquisition of Intangible Assets .......................         (4,713)              -
    Proceeds from Sale of Property, Plant and
       Equipment ...........................................         25,223          21,011
                                                               ------------    ------------

               Net Cash Provided (Used) by Investing
                 Activities ................................   $  1,595,863    $ (2,570,771)

           See Accompanying Notes to Consolidated Financial Statements

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                 -----------------------------------------------


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                ------------------------------------------------

                                                                          2004           2003
                                                                          ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
    Proceeds from Exercise of Warrants ............................   $ 1,700,000              -
    Proceeds from Issuance of Preferred Stock .....................             -    $ 1,898,000
    Payments on Bank Notes Payable ................................    (3,631,954)      (706,766)
    Net Borrowings from (Payments on) Bank Line
       of Credit ..................................................      (420,000)       755,439
    Payment of Loan Costs .........................................             -        (25,000)
                                                                      -----------    -----------

               Net Cash Provided (Used) by Financing
                 Activities .......................................   $(2,351,954)   $ 1,921,673
                                                                      -----------    -----------

               Net Increase in Cash and Cash
                 Equivalents ......................................   $ 2,378,920    $     8,389

Cash and Cash Equivalents - Beginning of Year .....................       215,551        207,162
                                                                      -----------    -----------

Cash and Cash Equivalents - End of Year ...........................   $ 2,594,471    $   215,551
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
    Cash Paid During the Year For:
       Interest, Net of Amounts Capitalized .......................   $   133,342    $   193,572
                                                                      ===========    ===========

       Income Taxes ...............................................   $    83,641    $     1,900
                                                                      ===========    ===========

    Cash Received During the Year For:
       Income Taxes ...............................................   $   245,251              -
                                                                      ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  AND INVESTING ACTIVITIES
-------------------------------------------
    Conversion of Bank Line of Credit to Bank
      Notes Payable ...............................................             -    $   735,439
                                                                      ===========    ===========
    Issuance of Common Stock for Payment of
      Dividends on Preferred Stock ................................   $    52,395    $    20,974
                                                                      ===========    ===========
    Issuance of Common Stock for Payment of
      Employee Compensation .......................................   $     9,900              -
                                                                      ===========    ===========
    Issuance of Common Stock for Payment of
      Registration Fee ............................................   $    13,151              -
                                                                      ===========    ===========
    Issuance of Common Stock for Payment of Stock
       Promotion Fees .............................................   $   423,250              -
                                                                      ===========    ===========

           See Accompanying Notes to Consolidated Financial Statements

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------

               Reporting Entity and Principles of Consolidation - The consolidated financial statements include the accounts of Cycle Country Accessories Corp. (Cycle Country - Nevada) and its wholly-owned subsidiaries:

                  Cycle Country Accessories Corp. (Cycle Country - Iowa) Perf-Form, Inc. (Perf-Form)
                  Cycle Country Accessories Subsidiary Corp (Cycle Country Sub)

               Cycle Country - Nevada and Cycle Country Sub are Nevada corporations, while Cycle Country - Iowa and Perf-Form are Iowa corporations. The entities are collectively referred to as "the Company" for these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. During the year ended September 30, 2004, the operations of Perf-Form and Cycle Country Sub were merged into Cycle Country - Iowa, leaving corporate shells for those two subsidiaries.

               Nature of Business - The Company is primarily engaged in the design, assembly, sale and distribution of accessories for all terrain vehicles (ATVs) to various distributors, dealers and wholesalers throughout the United States of America, Canada, Mexico, South America, Europe, and the Pacific area. Additionally, the Company manufactures, sells, and distributes injection-molded plastic wheel covers for vehicles such as golf carts, lawn mowers, and light-duty trailers. They also have a Lawn and Garden segment containing Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and ATVs. The Company's headquarters and assembly plant are located in Milford, Iowa. The Company had a second assembly plant located in Big Lake, Minnesota until February, 2003, at which time the operations were relocated to the assembly plant in Milford, Iowa.

               Revenue Recognition - The Company ships products to its customers predominantly by its internal fleet and to a lesser extent by third party carriers. The Company recognizes revenues from product sales when title to the products is passed to the distributors, dealers, wholesalers, or other customers and risk of loss transfers to an unrelated third party, which occurs at the point of destination for products shipped by the Company's internal fleet and at the point of shipping for products shipped by third party carriers.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)    ------------------------------------------

               Revenue Recognition (Cont.)
               ---------------------------

               Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying consolidated statements of income. Royalty income earned in connection with the rights to sell a product developed by the Company is recognized as earned and included in non-operating income in the accompanying consolidated statements of income. Sales were recorded net of sales discounts and allowances of approximately $622,000 and $476,000 in fiscal 2004 and 2003, respectively.

               Cost of Goods Sold - The components of cost of goods sold in the accompanying consolidated statements of income include all direct materials and direct labor associated with the assembly and/or manufacturing of the Company's products. In addition, an allocation of factory overhead costs is included in cost of goods sold.

               Allowances - The Company provides appropriate provisions for uncollectible accounts and credit for returns based upon numerous factors, including past transaction history with customers, their credit worthiness, and other information. Initially, the Company estimates a provision for uncollectible accounts as a percentage of net sales based on historical bad-debt experience and on a quarterly basis, the Company writes-off uncollectible receivables. This estimate is periodically adjusted when the Company becomes aware of a specific customer's inability to meet its financial obligations (e.g. bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts. In the opinion of management of the Company, no provision is deemed necessary for credit for returns at September 30, 2004 or 2003. The provision for uncollectible accounts of $10,000 at September 30, 2004 and 2003, reflects management's best estimate of future uncollectible accounts.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)    ------------------------------------------

               Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Cash and Cash Equivalents - The Company considers cash on hand, deposits in banks, and short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents.

               Restricted Cash - The Company had approximately $1,902,000 in restricted cash at September 30, 2003, that served as collateral for the preferred stock issued by the Company during fiscal 2003. With the completed conversion of the preferred stock to common stock during fiscal 2004, the cash was no longer restricted and was used to retire long-term debt.

               Inventories - Inventories are carried at the lower of cost or market. The cost is determined using the first-in, first-out method. The Company evaluates its inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of its physical inventory results, a review of potential obsolete and slow-moving stock based on historical product sales and forecasted sales, and an overall consolidated analysis of potential excess inventory. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the salability of the Company's products or its relationship with certain key vendors, the Company's inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

               During the fourth quarter of fiscal 2003, the Company determined that one of its sub-assembly components had incurred permanent decline in market value. As a result, the Company wrote-off approximately $84,500 to reflect this decline in market value.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)    ------------------------------------------

               Property, Plant, and Equipment - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods. Interest costs on borrowings used in connection with the construction of major facilities are capitalized. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life.

               Routine maintenance and repairs are charged to expense as incurred. Major replacements and improvements are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

               Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's March 11, 2002, acquisition of Perf-Form is not being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. The Company has reviewed the goodwill recorded at September 30, 2004 and 2003, and found no impairment.

               Other intangible assets are stated at cost and consist of trademarks, covenant not-to-compete agreements, and patents. The trademarks arising from the Company's March 11, 2002 and June 13, 2002, acquisitions have been deemed to have an indefinite life and as such will not be amortized. The covenant not-to-compete agreements are being amortized over their estimated useful lives (5 years for both) and the patents are being amortized over their remaining useful lives of 11 years and 12 years, respectively, as of date of acquisition.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)    ------------------------------------------

               Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - The Company's long-lived assets, including property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

               Investment in Golden Rule (Bermuda) Ltd. - The investment in Golden Rule (Bermuda) Ltd. stock is recorded at cost due to less than 20% ownership.

               Warranty Costs - Estimated future costs related to product warranties are accrued as products are sold based on prior experience and known current events and are included in accrued expenses in the accompanying consolidated balance sheets. Accrued warranty costs have historically been sufficient to cover actual costs incurred.

               Accrued Warranty Expense:

                                                            2004          2003
                                                            ----          ----

                  Balance - Beginning of Period ......   $  39,000    $  54,000

                  Warranty Claims Accrued ............      49,000       26,000

                  Warranty Claims Settled ............     (43,000)     (41,000)
                                                         ---------    ---------

                  Balance - End of Period ............   $  45,000    $  39,000
                                                         =========    =========

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)    ------------------------------------------

               Income Taxes - The Company accounts for income taxes utilizing the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

               Distributor Rebate Payable - The Company offers an annual rebate program (the "Program") for its ATV accessory distributors. The Program provides for a 7% rebate on purchases of certain eligible products during the Program period if certain pre-determined cumulative purchase levels are obtained. The Program rebate is provided to the applicable distributors as a credit against future purchases of the Company's products. The Program rebate liability is calculated and recognized as eligible products are sold based upon factors surrounding the activity and prior experience of specific distributors and is included in accrued expenses in the accompanying consolidated balance sheets. The distributor rebate expense totaled approximately $798,000 and $490,000 in fiscal 2004 and 2003, respectively and is recorded as a reduction of sales in the accompanying consolidated financial statements.

               Earnings Per Share - Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised and, for fiscal 2003, if the preferred stock was converted. Preferred stock dividends were added back to income since these would not have been paid if the preferred stock were converted to common stock.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)    ------------------------------------------

               The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended September 30, 2004 and 2003:

                                                                  For the Year Ended
                                                                  September 30, 2004
                                                        ---------------------------------------
                                                          Income        Shares       Per-Share
                                                        (Numerator)  (Denominator)    Amount
                                                        -----------  -------------  -----------
                  Basic EPS
                  ---------
                    Income Available to Common
                      Stockholders ..................   $ 1,565,950     4,304,682   $      0.36
                                                                                    ===========

                  Effect of Dilutive Securities
                  -----------------------------
                    Convertible Preferred
                      Stock .........................        52,395             -
                    Warrants ........................             -       258,979
                                                        -----------   -----------

                  Diluted EPS
                  -----------
                    Income Available to Common
                      Stockholders and Assumed
                      Conversions ...................   $ 1,618,345     4,563,661   $      0.35
                                                        ===========   ===========   ===========

                                                                  For the Year Ended
                                                                  September 30, 2003
                                                        ---------------------------------------
                                                          Income        Shares       Per-Share
                                                        (Numerator)  (Denominator)    Amount
                                                        -----------  -------------  -----------
                  Basic EPS
                  ---------
                    Income Available to
                      Common Stockholders ...........   $   186,333     3,951,290   $      0.05
                                                                                    ===========

                  Effect of Dilutive Securities
                  -----------------------------
                    Convertible Preferred Stock .....        20,974       508,906
                                                        -----------   -----------

                  Diluted EPS
                  -----------
                    Income Available to Common
                      Stockholders and Assumed
                      Conversions ...................   $   207,307     4,460,196   $      0.05
                                                        ===========   ===========   ===========

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)    ------------------------------------------

               Advertising - Advertising consists primarily of television, videos, newspaper and magazine advertisements, product brochures and catalogs, and trade shows. All costs are expensed as incurred or when first utilized. Advertising expense totaled approximately $382,000 and $430,000 in fiscal 2004 and 2003, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

               Research and Development Costs - Research and development costs are expensed as incurred. Research and development costs incurred during fiscal 2004 and 2003 totaled approximately $92,000 and $128,000, respectively. For the years ended September 30, 2004 and 2003, costs were included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

               Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs incurred totaled approximately $204,000 and $244,000 in fiscal 2004 and 2003, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

               Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. At various times throughout fiscal 2004 and 2003 and at September 30, 2004 and 2003, cash balances held at a financial institution were in excess of federally insured limits.

               The majority of the Company's sales are credit sales which are made primarily to customers whose ability to pay is dependent upon the industry economics prevailing in the areas where they operate; however, concentrations of credit risk with respect to trade accounts receivable is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)    ------------------------------------------

               Seasonality and Weather - The ATV accessories market is seasonal as retail sales of snowplow equipment are generally higher in the fall and winter, and sales of farm and garden equipment are generally higher in the spring and summer. Accordingly, demand for the Company's snowplow equipment is generally higher in the late summer and fall (the Company's fourth and first fiscal quarters) as distributors and dealers build inventories in anticipation of the winter season, and demand for the Company's farm and garden and golf equipment is generally highest in the late winter and spring (the Company's second and third fiscal quarters) as distributors and dealers build inventories in anticipation of the spring season.

               Demand for snowplow, farm and garden, and golf equipment is significantly affected by weather conditions. Unusually cold winters or hot summers increase demand for these aforementioned products. Mild winters and cool summers usually have the opposite effect.

               Fair Value of Financial Instruments - The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued income taxes and accrued expenses approximate their fair values because of the short-term nature of these instruments.


Note 2  -  ORGANIZATION, MERGER, ACQUISITIONS OF COMMON STOCK OF CYCLE
             COUNTRY - IOWA AND OPERATING FACILITY AND INITIAL PUBLIC OFFERING
           -------------------------------------------------------------------

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

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 2  -  ORGANIZATION, MERGER, ACQUISITIONS OF COMMON STOCK OF CYCLE
(Cont.)      COUNTRY - IOWA AND OPERATING FACILITY AND INITIAL PUBLIC OFFERING
           -------------------------------------------------------------------

               On August 14, 2001, Cycle Country (Iowa) and Okoboji Industries merged. Okoboji Industries manufactured the plastic wheel covers for what is considered the Company's Plastic Wheel Cover segment (see Note 15). Since both Cycle Country (Iowa) and Okoboji Industries were entities under common control, this transaction has been accounted for in a manner similar to a pooling of interests.


Note 3  -  INVENTORIES
           -----------

               The components of inventories at September 30 are summarized as follows:

                                                                2004          2003
                                                                ----          ----
                  Raw Materials .........................   $ 1,759,936   $ 1,596,414
                  Work in Progress ......................        62,460       133,513
                  Finished Goods ........................     1,658,655     1,294,806
                                                            -----------   -----------

                       Total Inventories ................   $ 3,481,051   $ 3,024,733
                                                            ===========   ===========

Note 4  -  PREPAID EXPENSES AND OTHER
           --------------------------

               Prepaid expenses and other at September 30 consisted of the following:

                                                                2004          2003
                                                                ----          ----
                  Prepaid Insurance .....................   $    64,392   $    65,405
                  Prepaid Professional Fees .............       208,563             -
                  Prepaid Royalty .......................             -           700
                  Prepaid Stock Exchange Fee ............         5,000             -
                  Other .................................           253             -
                                                            -----------   -----------
                       Total Prepaid Expenses and
                         Other ..........................   $   278,208   $    66,105
                                                            ===========   ===========

               Prepaid professional fees are from consulting agreements that the Company entered into with a professional investor relations firm to promote the Company to potential brokers and investors through two twelve-month contracts set to expire December 31, 2004 and March 31, 2005. $35,271 is being expensed monthly over the life of the contracts as services are performed. For the year ended September 30, 2004, the Company expensed approximately $298,000 related to these agreements. The expense is included in selling, general, and administrative expense on the consolidated statements of income.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 5  -  ACQUIRED INTANGIBLE ASSETS
           --------------------------

               Acquired intangible assets consist of the following:

                                                                  As of September 30, 2004
                                                            ----------------------------------
                                                              Weighted-
                                                               Average    Gross
                                                            Amortization Carrying  Accumulated
                                                               Period     Amount  Amortization
                                                            ------------ -------- ------------
                  Amortized Intangible Assets
                  ---------------------------
                    Covenant Not to Compete
                      Agreements ...........................        5   $  78,000   $  40,033
                    Patents ................................    11.13      65,641      13,354
                                                                        ---------   ---------

                                                                        $ 143,641   $  53,387
                                                                                    =========

                  Unamortized Intangible Assets
                  -----------------------------
                    Trademarks .............................              110,740
                                                                        ---------
                         Total Acquired
                           Intangible Assets ...............            $ 254,381
                                                                        =========

                                                                  As of September 30, 2003
                                                            ----------------------------------
                                                              Weighted-
                                                               Average    Gross
                                                            Amortization Carrying  Accumulated
                                                               Period     Amount  Amortization
                                                            ------------ -------- ------------
                  Amortized Intangible Assets
                  ---------------------------
                    Covenant Not to Compete
                      Agreements ...........................        5   $  78,000   $  24,433
                    Patents ................................    11.13      62,668       8,142
                                                                        ---------   ---------

                                                                        $ 140,668   $  32,575
                                                                                    =========
                  Unamortized Intangible Assets
                  -----------------------------
                    Trademarks .............................              109,000
                                                                        ---------
                         Total Acquired
                           Intangible Assets ...............            $ 249,668
                                                                        =========

               Amortization expense totaled $20,812 and $20,813 during fiscal 2004 and 2003, respectively.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 5  -  ACQUIRED INTANGIBLE ASSETS
(Cont.)    --------------------------

               The estimated future amortization expense for each of the five succeeding years is as follows:

                 Years Ending September 30,
                 --------------------------
                       2005   ...................................   $  20,813
                       2006   ...................................   $  20,813
                       2007   ...................................   $  11,979
                       2008   ...................................   $   5,212
                       2009   ...................................   $   5,212


Note 6  -  PROPERTY, PLANT AND EQUIPMENT
           -----------------------------

               Property, plant, and equipment, their estimated useful lives, and related accumulated depreciation at September 30, are summarized as follows:

                                                        Range of
                                                        Lives in
                                                          Years          2004             2003
                                                        --------         ----             ----
                 Land ..................................    -        $   380,000      $   380,000
                 Building .............................. 15 - 40       1,735,127        1,717,857
                 Plant Equipment .......................    7          1,628,463        1,523,242
                 Tooling and Dies ......................    7            670,507          670,507
                 Vehicles ..............................  3 - 7          699,314          638,899
                 Office Equipment ......................  3 - 7          417,812          335,524
                                                                     -----------      -----------
                                                                     $ 5,531,223      $ 5,266,029
                 Less:  Accumulated Depreciation........              (2,632,250)      (2,335,151)
                                                                     -----------      -----------

                                                                     $ 2,898,973      $ 2,930,878
                                                                     ===========      ===========

               Interest costs of approximately $23,000 were capitalized during the year ended September 30, 2003.


Note 7  -  OTHER ASSETS
           ------------

               The components of other assets at September 30 are summarized as follows:

                                                                         2004             2003
                                                                         ----             ----
                 Prepaid Royalty - Long Term   ..................              -      $    13,900
                 Unamortized Loan Costs   .......................              -           24,107
                 Investment in Golden Rule (Bermuda), Ltd........    $    25,000           25,000
                                                                     -----------      -----------

                      Total Other Assets   ......................    $    25,000      $    63,007
                                                                     ===========      ===========

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 7  -  OTHER ASSETS
(Cont.)    ------------

               Management of the Company determined that the prepaid royalty was not fully recoverable due to less than anticipated sales of a certain product. The Company therefore recognized a loss of $14,200 and $39,500 as of September 30, 2004 and 2003,
               respectively. This loss is included in Cost of Goods Sold on the Consolidated Statements of Income. The Company is no longer manufacturing this product.


Note 8  -  ACCRUED EXPENSES
           ----------------

               The components of accrued expenses at September 30, are summarized as follows:

                                                              2004        2003
                                                              ----        ----

                  Distributor Rebate Payable ............  $ 399,064   $ 215,145
                  Accrued Salaries and Related
                    Benefits ............................    179,072     120,113
                  Accrued Warranty Expense ..............     45,000      39,000
                  Accrued Real Estate Tax ...............     31,289      27,573
                  Accrued Royalty Expense ...............     19,160           -
                  Accrued Insurance Expense .............     27,084           -
                  Accrued Retirement Plan Contribution ..     29,208           -
                  Accrued Fund Management Fees ..........          -       5,834
                  Accrued Interest Expense ..............          -       2,200
                                                           ---------   ---------

                       Total Accrued Expenses ...........  $ 729,877   $ 409,865
                                                           =========   =========


Note 9  -  BANK NOTES PAYABLE
           ------------------

               On June 25, 2003, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 (Note One) and a second note payable for $2,250,000 (Note Two) with the commercial lender, replacing the single note entered into under the original secured credit agreement. The Notes were collateralized by all of the Company's assets, and were payable in monthly installments of $11,473 from July 2003 until June 2018 for Note One and $42,324 until June 2008 for Note Two, including principal and interest at prime + 0.25% (4.5% at June 30, 2004) for Note One and principal and interest at prime + 0.625% (4.625% at June 30, 2004) for Note Two. The variable interest rate could never exceed 9.5% or be lower than 4.5% for Note One and could never exceed 8.5% or be lower than 4.5% for Note Two. The interest rate was adjusted daily, and payments were applied first to interest and then to principal.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 9  -  BANK NOTES PAYABLE
(Cont.)    ------------------

               Additionally, any proceeds from the sale of stock received from the exercise of warrants was to be applied to any outstanding balance on the Notes or the Line of Credit described below. Therefore, the notes were paid off during the year ended September 30, 2004, using the proceeds from the exercise of warrants and the cash released from restriction upon the conversion of the preferred stock to common stock.

               At September 30, 2003, $1,482,717 and $2,149,237 for Note One and
               Note Two, respectively, were outstanding.

               Under the terms of the amended secured credit agreement noted above, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (5.50% at September 30, 2004) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 7% or be lower than 4.75%. The Line of Credit matures on July 22, 2005. There was no outstanding balance on the Line of Credit at September 30, 2004, leaving an available balance of $1,000,000. At September 30, 2003, $420,000 was outstanding on the Line of Credit.

               The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as was required by the preferred stock issued in June of 2003. The Company was in noncompliance with the minimum working capital requirement at December 31, 2002 and March 31, 2003, as well as the term debt coverage ratio at March 31, 2003 and September 30, 2003, and requested and received waivers from the commercial lender for the respective noncompliance in the first, second and fourth quarters of fiscal 2003. At September 30, 2004, the Company was not required to meet any of the required financial ratios, as all notes were paid in full.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 10 -  INCOME TAXES
           ------------

               The provision for income taxes for the years ended September 30, 2004 and 2003, consists of the following:

                                                                    2004          2003
                                                                    ----          ----
                  Current Tax Provision
                  ---------------------
                    Federal ..................................   $  567,076    $   62,313
                    State ....................................       16,704         3,740
                                                                 ----------    ----------

                                                                 $  583,780    $   66,053

                  Deferred Tax Provision
                  ----------------------
                    Federal ..................................   $   26,214    $   46,011
                    State ....................................            -         2,762
                                                                 ----------    ----------

                                                                 $   26,214    $   48,773
                                                                 ----------    ----------

                       Total Provision for Income Taxes ......   $  609,994    $  114,826
                                                                 ==========    ==========

               Deferred Tax Assets and Liabilities at September 30, are comprised of the following:

                                                                    2004          2003
                                                                    ----          ----
                  Deferred Tax Assets
                  -------------------
                    Inventory Reserve ........................   $   10,276    $   26,843
                    Accrued Vacation .........................       20,444        19,676
                    Accrued Warranty .........................       15,300        13,775
                    Accrued Bonus ............................       23,862         5,318
                    Allowance for Uncollectible
                      Accounts ...............................        3,400         3,532
                    Deferred Profit ..........................        2,403         2,951
                                                                 ----------    ----------

                       Total Deferred Assets .................   $   75,685    $   72,095

                  Deferred Tax Liability
                  ----------------------
                    Property and Equipment ...................     (126,209)      (96,405)
                                                                 ----------    ----------

                       Net Deferred Tax (Liability) ..........   $  (50,524)   $  (24,310)
                                                                 ==========    ==========

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 10 -  INCOME TAXES
(Cont.)    ------------

               These amounts are included in the accompanying consolidated balance sheets at September 30, under the following captions:

                                                            2004         2003
                                                            ----         ----

                 Current Assets ........................ $  75,685    $  72,095
                 Non-Current Liabilities ...............  (126,209)     (96,405)
                                                         ---------    ---------

                      Net Deferred Tax (Liability) ..... $ (50,524)   $ (24,310)
                                                         =========    =========

               No valuation allowance has been provided for these deferred tax assets at September 30, 2004 or 2003, as full realization of these assets is more likely than not.

               A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate for the year ended September 30, 2004 and 2003, is as follows:

                                                               2004                      2003
                                                       ---------------------     ---------------------
                  Federal Statutory Tax ............   $ 757,344        34.0%    $ 109,526        34.0%
                  Change in Effective Tax
                    Rate ...........................     (71,731)       (3.2)       (5,792)       (1.8)
                  Tax Deductions Not on
                    Books ..........................     (88,786)       (4.0)            -           -
                  Refund from Prior Year
                    Amended Return Due to
                    Extra-Territorial Income
                    Exclusion ......................     (31,624)       (1.4)            -           -
                  Nondeductible Expenses ...........      34,191         1.5         6,801         2.1
                  State and Local Income
                    Taxes, Net of Federal
                    Tax Benefit ....................      10,600         0.5         4,291         1.3
                                                       ---------   ---------     ---------   ---------
                       Total Provision for
                         Income Taxes ..............   $ 609,994        27.4%    $ 114,826        35.6%
                                                       =========   =========     =========   =========

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 11 -  STOCKHOLDERS' EQUITY
           --------------------

               Common Stock - The Company has 100,000,000 shares of $0.0001 par value common stock authorized and 4,992,814 and 3,949,337 shares issued and outstanding at September 30, 2004 and 2003, respectively. Of the 4,992,814 shares of common stock outstanding, 1,615,000 of these shares of common stock have warrants attached which entitle the holder to purchase one share of common stock per warrant at $4.00 per share. Most of the warrants will expire August 21, 2005, unless extended by the Board of Directors. 40,000 of these warrants will not expire until 2010. The Company has the right, under certain circumstances, to redeem any unexercised warrants at $0.0001 per share. During the year ended September 30, 2004 the Company received $1,700,000 from the exercise of 425,000 warrants. The proceeds were applied to the outstanding loan balances as more fully described below and in Note 9. Future proceeds from any exercise of warrants will be available to the Company for general corporate purposes.

               The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at September 30, 2004 and 2003, respectively. The Board of Directors is authorized to adopt resolutions providing for the issuance of preferred shares and the establishment of preferences and rights pertaining to the shares being issued, including dividend rates.

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

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 11 -  STOCKHOLDERS' EQUITY
(Cont.)    --------------------

               On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash. The preferred shares were convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date. The restricted cash investment will be made available to the Company for use for general corporate purposes with the prior approval of the preferred stockholder. Upon an event of default, the investment may be reclassified as a debt obligation of the Company. This new series of preferred shares requires dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at June 30, 2004). Such dividends are cumulative, and are payable in cash or the Company's common stock at the holders option and are to be paid prior to any dividends being paid or declared on the Company's common stock. The Company has 2,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at September 30, 2004, and 2,000,000 shares issued and outstanding at September 30, 2003. As of June 30, 2004, all of the convertible preferred shares were converted into common shares of the Company. The conversion also released the restricted cash to the Company for general corporate purpose usage of which almost all of the balance was applied to the notes with the commercial lender to retire the Company's notes payable in full.

               Registration Statement - On May 20, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC to register a total of 615,000 shares of common stock that may be acquired by the selling shareholder in exchange for the Company's outstanding preferred stock or upon exercise of outstanding warrants. As of June 30, 2004, 508,906 of these shares were issued upon the conversion of all the Company's outstanding preferred stock. The Registration Statement on Form SB-2 (Amendment No. 1) was declared effective by the SEC on May 21, 2004, File No. 333-114713.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 12 -  NON-OPERATING INCOME (EXPENSE)
           ------------------------------

               Non-Operating income (expense) for the years ended September 30, 2004 and 2003, consisted of the following:

                                                                        2004          2003
                                                                        ----          ----
                  Income
                  ------
                      Gain on Sale of Equipment .................   $    9,240    $   15,829
                      Interest ..................................       21,803         6,296
                      Royalties .................................            -           220
                      Other .....................................          856         1,855
                                                                    ----------    ----------

                           Total Income .........................   $   31,899    $   24,200

                  Expense
                  -------
                      Interest ..................................   $ (131,142)   $ (192,908)
                                                                    ----------    ----------

                           Total Expense ........................   $ (131,142)   $ (192,908)
                                                                    ----------    ----------

                           Total Non-Operating Expense,
                           Net ..................................   $  (99,243)   $ (168,708)
                                                                    ==========    ==========

Note 13 -  PENSION AND PROFIT SHARING PLAN
           -------------------------------

               Effective March 1, 2004, the Company established a 401(K) Retirement Savings Plan, which allows qualified employees to defer the maximum portion of their earnings allowed by law. The plan also allows discretionary and matching contributions from the Company. Company contributions to the plan totaled approximately $35,000 for the year ended September 30, 2004.

               The Company had a qualified defined contribution profit sharing plan (the "Plan") covering all eligible employees with a specific period of service which was terminated during fiscal 2003. The contributions were discretionary with the Board of Directors. There were no contributions to the Plan by the Company during the years ended September 30, 2004 or 2003.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 14 -  BUSINESS CONCENTRATIONS
           -----------------------

               At September 30, 2004, customers with the three largest outstanding accounts receivable balances totaled approximately $694,000 or 56% of the gross accounts receivable. At September 30, 2004, the outstanding accounts receivable balances of customers that exceeded 10% of gross accounts receivable are as follows:

                                                                   Percent
                                                                   of Gross
                                                 Accounts          Accounts
                         Customer               Receivable        Receivable
                         --------               ----------        ----------

                             A                   $ 404,694            32 %
                             B                   $ 145,442            12 %
                             C                   $ 144,306            12 %

               At September 30, 2003, customers with the two largest outstanding accounts receivable balances totaled approximately $424,900 or 39% of the gross accounts receivable. At September 30, 2003, the outstanding accounts receivable balances of customers that exceeded 10% of gross accounts receivable are as follows:

                                                                   Percent
                                                                   of Gross
                                                 Accounts          Accounts
                         Customer               Receivable        Receivable
                         --------               ----------        ----------

                             A                   $ 247,300            23 %
                             B                   $ 177,600            16 %

               Sales to the Company's major customers, which exceeded 10% of net sales, accounted for approximately 23.75%, 12.71% and 12.09% each of net sales in fiscal 2004 and approximately 18.4% and 14.9% each of net sales in fiscal 2003.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 14 -  BUSINESS CONCENTRATIONS
(Cont.)    -----------------------

               The Company believes it has adequate sources for the supply of raw materials and components for its production requirements. The Company's suppliers are located primarily in the state of Iowa. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers for critical components. During fiscal 2004 and 2003, the Company purchased approximately $8,140,000 and $5,113,000, respectively, of raw materials from one vendor, which represented approximately 61% and 58% of materials used in products sold during each year, respectively.


Note 15 -  SEGMENT INFORMATION
           -------------------

               Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts and allowances are not allocated to each of the segments for internal reporting purposes. The Company has three operating segments which assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, oil filters, spreaders, sprayers, tillage equipment, winch mounts, and utility boxes. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through the Weekend Warrior subsidiary. These lawn and garden accessories include lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1. Sales of snowplow blades comprised approximately 66% and 63% of ATV Accessories revenues and 60% and 55% of the Company's consolidated total revenues for the years ended September 30, 2004 and 2003, respectively.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 15 -  SEGMENT INFORMATION
(Cont.)    -------------------

               The following is a summary of certain financial information related to the two segments:

                                                                  2004           2003
                                                                  ----           ----
                  Total Revenues by Segment
                  -------------------------
                      ATV Accessories ....................   $ 19,076,096    $ 12,112,067
                      Plastic Wheel Covers ...............      1,717,830       1,849,391
                      Lawn and Garden ....................        333,578         251,576
                                                             ------------    ------------

                           Total Revenues by Segment .....   $ 21,127,504    $ 14,213,034

                  Freight Income .........................        160,360         154,651
                  Sales Discounts and Allowances .........       (622,190)       (475,692)
                                                             ------------    ------------

                           Total Combined Revenue ........   $ 20,665,674    $ 13,891,993
                                                             ============    ============

                                                                  2004           2003
                                                                  ----           ----
                  Operating Profit by Segment
                  ---------------------------
                      ATV Accessories ....................   $  5,824,274    $  3,400,105
                      Plastic Wheel Covers ...............        889,717       1,048,480
                      Lawn and Garden ....................        129,247          99,206
                      Freight Income .....................        160,360         154,651
                      Sales Allowances ...................       (622,190)       (475,692)
                      Factory Overhead ...................     (1,068,228)       (973,283)
                      Selling, General and
                        Administrative ...................     (2,985,598)     (2,762,626)
                      Interest Income (Expense), Net .....       (109,339)       (186,612)
                      Other Income (Expense), Net ........         10,096          17,904
                      Income Tax (Expense) Benefit .......       (609,994)       (114,826)
                                                             ------------    ------------

                        Net Income .......................   $  1,618,345    $    207,307
                                                             ============    ============

                                                                  2004           2003
                                                                  ----           ----
                  Identifiable Assets
                  -------------------
                      ATV Accessories ....................   $  5,813,571    $  5,241,099
                      Plastic Wheel Covers ...............        680,658         784,851
                      Lawn and Garden ....................        144,359         153,166
                                                             ------------    ------------

                        Total Identifiable Assets ........   $  6,638,588    $  6,179,116

                  Corporate and Other Assets .............      4,195,076       3,524,305
                                                             ------------    ------------

                        Total Assets .....................   $ 10,833,664    $  9,703,421
                                                             ============    ============

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           SEPTEMBER 30, 2004 AND 2003
                           ---------------------------


Note 15 -  SEGMENT INFORMATION
(Cont.)    -------------------

                                                                  2004           2003
                                                                  ----           ----
                  Depreciation by Segment
                  -----------------------
                      ATV Accessories ....................   $     92,690    $     96,675
                      Plastic Wheel Covers ...............        113,526         100,029
                      Lawn and Garden ....................          3,827           1,807
                      Corporate and Other ................        132,422         108,973
                                                             ------------    ------------

                        Total Depreciation ...............   $    342,465    $    307,484
                                                             ============    ============

                  Capital Expenditures by Segment
                  -------------------------------
                      ATV Accessories ....................   $    147,302    $    293,944
                      Plastic Wheel Covers ...............          9,032         141,025
                      Lawn and Garden ....................          2,605          11,688
                      Corporate and Other ................        167,606         317,753
                                                             ------------    ------------

                        Total Capital Expenditures .......   $    326,545    $    764,410
                                                             ============    ============

               The following is a summary of the Company's revenue in different geographic areas during the years ended September 30, 2004 and 2003:

                                                                  2004           2003
                                                                  ----           ----
                      United States ......................   $ 19,035,139    $ 12,721,018
                      Other Countries ....................      1,630,535       1,170,975
                                                             ------------    ------------

                           Total Revenue .................   $ 20,665,674    $ 13,891,993
                                                             ============    ============

               As of September 30, 2004 and 2003, all of the Company's long-lived assets are located in the United States of America. During fiscal 2004 and 2003, ATV Accessories had sales to individual customers which exceeded 10% of total revenues, as described in Note 16. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of total revenues during fiscal 2004 and 2003.


Note 16 -  COMMITMENTS AND CONTINGENCIES
           -----------------------------

               Letters of Credit - Letters of credit are purchase guarantees that ensure the Company's payment to third parties in accordance with specified terms and conditions which amounted to approximately $87,000 and $99,400, as of September 30, 2004 and 2003, respectively.

                                   Signatures
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2004.

                                  CYCLE COUNTRY ACCESSORIES CORP.

                                  By: /s/ RON HICKMAN
                                      ------------------------------------------
                                      Ron Hickman
                                      Principal Executive Officer, President and
                                        Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 2004.

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