Form 10QSB
period 2004-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2005-02-11
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                 FORM 10-QSB


(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________


                      Commission file number: 001-31715



                       Cycle Country Accessories Corp.
-------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


                      Nevada                            42-1523809
     ---------------------------------    -------------------------------
     (State or other jurisdiction of     (IRS Employer Identification No.)
         incorporation or organization)


                     2188 Highway 86, Milford, Iowa 51351
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (712) 338-2701
-------------------------------------------------------------------------------
                         (Issuer's telephone number)


-------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  [X]   No [  ]


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of January 31, 2005 was 5,077,564 and there were 881 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

Cycle Country Accessories Corp. Index to Form 10-QSB

Part 1   Financial Information                               Page
                                                             ----

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet -
         December 31, 2004....................................2


         Condensed Consolidated Statements of Income -
         Three Months Ended December 31, 2004 and 2003........3


         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended December 31, 2004 and 2003........4


         Notes to Condensed Consolidated Financial
         Statements...........................................6



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................9


Item 3.  Controls and Procedures..............................14


Part II  Other Information


Item 6.  Exhibits.............................................15


Signatures....................................................16

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
December 31, 2004
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                    $   2,215,156
   Accounts receivable, net                                         1,647,549
   Inventories                                                      3,520,186
   Deferred income taxes                                               75,685
   Prepaid expenses and other                                          72,939
                                                                --------------
            Total current assets                                    7,531,515
                                                                --------------

Property, plant, and equipment, net                                 2,860,142
Intangible assets, net                                                196,576
Goodwill                                                               41,700
Other assets                                                           25,000
                                                                --------------
            Total assets                                        $  10,654,933
                                                                ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                            $     769,334
    Accrued expenses                                                  882,981
    Income taxes payable                                              309,511
                                                                --------------
           Total current liabilities                                1,961,826
                                                                --------------
Long-Term Liabilities:
    Deferred income taxes                                             126,209
                                                                --------------
                  Total liabilities                                 2,088,035
                                                                --------------

Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                          -
    Preferred stock, $.0001 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                         -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 5,026,172 shares issued and outstanding                503
    Additional paid-in capital                                      6,095,827
    Retained earnings                                               2,470,568
                                                                --------------
           Total stockholders' equity                               8,566,898
                                                                --------------
Total liabilities and stockholders' equity                      $  10,654,933
                                                                ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income


                                            Three Months Ended December 31,
                                               2004                 2003
                                          --------------        --------------
                                           (Unaudited)           (Unaudited)
Revenues:
 Net sales                                $   5,589,236           $ 5,596,235
 Freight income                                  34,503                47,621
                                          --------------        --------------
       Total revenues                         5,623,739             5,643,856
                                          --------------        --------------
Cost of goods sold                           (3,966,224)           (4,243,958)
                                          --------------        --------------
       Gross profit                           1,657,515             1,399,898
                                          --------------        --------------
Selling, general, and administrative
   expenses                                    (872,014)             (733,027)
                                          --------------        --------------
      Income from operations                    785,501               666,871
                                          --------------        --------------
Other Income (Expense):
  Interest expense                                 (559)              (43,552)
  Interest income                                 7,595                 6,450
  Miscellaneous                                  32,426                 1,653
                                          --------------        --------------
      Total other income (expense)               39,462               (35,449)
                                          --------------        --------------
      Income before provision for
         income taxes                           824,963               631,422
                                          --------------        --------------
Provision for income taxes                     (292,862)             (227,312)
                                          --------------        --------------
      Net income                                532,101               404,110

Dividends on preferred stock                        -                  22,438
                                          --------------        --------------
      Net income available to common
         stockholders                     $     532,101           $   381,672
                                          ==============        ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      5,005,979             3,955,344
                                          ==============        ==============
   Diluted                                    5,244,938             4,675,710
                                          ==============        ==============
Earnings per common share:
   Basic                                  $        0.11           $      0.10
                                          ==============        ==============
   Diluted                                $        0.10           $      0.09
                                          ==============        ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                            Three Months Ended December 31,
                                               2004               2003
                                          --------------      --------------
                                           (Unaudited)         (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     532,101       $    404,110
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                            88,692             84,208
         Amortization                             5,203              5,203
         Inventory reserve                        8,000            (37,340)
         Gain on sale of equipment              (31,730)            (1,552)
         (Increase) decrease in assets:
            Accounts receivable, net           (414,967)            (8,918)
            Inventories                         (47,135)           398,276
            Taxes receivable                        -               89,507
            Prepaid expenses and other          209,484             49,376
         Increase (decrease) in liabilities:
            Accounts payable                   (716,188)          (105,614)
            Accrued expenses                    153,105            321,963
            Income taxes payable               (314,748)           233,721
            Accrued interest payable                -                  100
                                          --------------      --------------
Net cash provided by (used in)
      operating activities                     (528,183)         1,433,040
                                          --------------      --------------

Cash Flows from Investing Activities:
   Purchase of equipment                        (51,732)           (49,546)
   Deposits into restricted cash                    -               (3,117)
   Proceeds from sale of equipment               33,600              1,552
                                          --------------      --------------
Net cash used in investing activities           (18,132)           (51,111)
                                          --------------      --------------

Cash Flows from Financing Activities:
   Payments on bank note payable                    -             (119,072)
   Net payments on bank line of credit              -             (420,000)
   Proceeds from exercise of stock warrants     167,000                  -
                                          --------------      --------------
Net cash used in financing activities           167,000           (539,072)
                                          --------------      --------------

Net increase (decrease) in cash and
   cash equivalents                            (379,315)           842,857

Cash and cash equivalents, beginning of
   period                                     2,594,471            215,551
                                          --------------      --------------

Cash and Cash Equivalents, end of
   period                                 $   2,215,156       $  1,058,408
                                          ==============      ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                           Three Months Ended December 31,
                                               2004               2003
                                          --------------      --------------
                                           (Unaudited)         (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $       559         $     43,452
                                          ==============      ==============

      Income taxes                        $   607,610         $    (95,916)
                                          ==============      ==============

Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock for
     payment of employee compensation     $         -         $      4,450
                                          ==============      ==============
   Issuance of common stock for
     payment of dividends on preferred
     stock                                $         -         $     22,438
                                          ==============      ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2004 and 2003
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three-months ended December 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2004 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at December 31, 2004 are summarized as follows:

             Raw materials                              $   1,643,028
             Work in progress                                  74,499
             Finished goods                                 1,802,659
                                                        --------------
                Total inventories                       $   3,520,186
                                                        ==============


3.   Accrued Expenses:

The major components of accrued expenses at December 31, 2004 are summarized as follows:

             Distributor rebate payable                 $     569,362
             Accrued salaries and related benefits            142,760
             Deferred gross profit                             90,572
             Accrued warranty expense                          45,000
             Accrued real estate tax                           31,330
             Royalties payable                                  3,957
                                                        --------------
                Total accrued expenses                  $     882,981
                                                        ==============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2004 and 2003
(Unaudited)


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


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2004 and 2003:

                                  For the three months ended December 31, 2004
                                  --------------------------------------------
                                  Income          Shares            Per-share
                                (numerator)    (denominator)          amount
                                -----------    -------------      ------------
Basic EPS
Income available to
common stockholders             $    532,101    5,005,979         $      0.11
                                                                  ============
Effect of Dilutive Securities
Warrants                                   -      238,959
                                -------------   ----------
Diluted EPS
Income available to
common stockholders             $    532,101    5,244,938         $      0.10
                                =============   ==========        ============



                                  For the three months ended December 31, 2003
                                  --------------------------------------------
                                  Income          Shares            Per-share
                                (numerator)    (denominator)          amount
                                -----------    -------------      ------------
Basic EPS
Income available to
common stockholders             $    381,672     3,955,344        $      0.10

========
Effect of Dilutive Securities
Convertible preferred stock           22,438       508,906
Warrants                                   -       211,460
                                -------------    ----------
Diluted EPS
Income available to
common stockholders             $    404,110     4,675,710        $      0.09
                                =============    ==========       ============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2004 and 2003
(Unaudited)


5.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs.
In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has three operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through our Weekend Warrior subsidiary. These lawn and garden accessories include lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004. Sales of snowplow blades comprised approximately 79% and 76% of ATV Accessories revenues during the three months ended December 31, 2004 and 2003, respectively. In addition, sales of snowplow blades comprised approximately 74% and 71% of the Company's consolidated total revenues during the three months ended December 31, 2004 and 2003, respectively.


The following is a summary of certain financial information related to the three segments during the three months ended
December 31, 2004 and 2003:



                                              2004               2003
                                          ------------         ------------
Total revenues by segment
     ATV Accessories                      $ 5,268,334          $ 5,301,118
     Plastic Wheel Covers                     308,177              424,957
     Lawn and Garden                          138,395              102,410
                                          ------------         ------------
          Total revenues by segment         5,714,906            5,828,485
     Freight income                            34,503               47,621
     Sales allowances                        (125,670)            (232,250)
                                          ------------         ------------
          Total revenues                  $ 5,623,739          $ 5,643,856
                                          ============         ============

Operating profit by segment
     ATV Accessories                      $ 1,860,895          $ 1,548,627
     Plastic Wheel Covers                     123,666              224,592
     Lawn and Garden                           56,974               41,096
     Freight income                            34,503               47,621
     Sales allowances                        (125,670)            (232,250)
     Factory overhead                        (292,853)            (229,870)
     Selling, general, and administrative    (872,014)            (732,945)
     Interest income (expense), net             7,036              (37,102)
     Other income (expense), net               32,426                1,653
     Provision for income taxes              (292,862)            (227,312)
                                          ------------         ------------
          Net income                      $   532,101          $   404,110
                                          ============         ============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2004 and 2003
(Unaudited)


5.   Segment Information, Continued:

The following is a summary of the Company's revenue in different geographic areas during the three months ended
December 31, 2004 and 2003

                                 2004                2003
                          ------------------   ------------------
United States of America    $   5,015,193       $   5,203,737
Other countries                   608,546             440,119
                          ------------------   -------------------
          Total revenue     $   5,623,739       $   5,643,856
                          ==================   ===================

As of December 31, 2004, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of total net revenues, accounted for approximately 20.9%, 17.3%, and 10.3% each of total net revenues during the three months ended December 31, 2004, and approximately 24.7%, 15.1%, and 10.0% each of total net revenues during the three months ended December 31, 2003 Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of total net revenues during the three months ended December 31, 2004 or 2003.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiaries (the "Company") and should be read in conjunction with our consolidated financial statements as of September 30, 2004, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-KSB for the year ended September 30, 2004.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" included elsewhere in this filing.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At December 31, 2004, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.


OVERALL RESULTS OF OPERATIONS - Three Months Ended December 31, 2004 and 2003
-----------------------------------------------------------------------------


Revenues for the three months ended December 31, 2004 decreased slightly $20,117, or 0.4%, to $5,623,739 from $5,643,856 for the three months ended December 31, 2003. Cost of goods sold decreased $277,734, or 6.5%, to $3,966,224 for the three months ended December 31, 2004 from $4,243,958 for the three months ended December 31, 2003. Additionally, gross profit as a percentage of revenue was 29.5% for the first quarter ended December 31, 2004 compared to 24.8% for the first quarter ended December 31, 2003. The slight change in revenues during the first quarter ended December 31, 2004 is attributable to a 35% increase in sales for our Lawn and Garden business segment, a 27% decrease in sales for our Wheel Cover business segment and a 0.6% decrease in sales for our ATV accessories business segment, as compared to the first quarter ended December 31, 2003. Gross Profit increased $257,617, or 18.4%, to $1,657,515 for the three months ended December 31, 2004 from $1,399,898 for the three months ended December 31, 2003. The increase in gross profit is mainly attributable to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. Sales to our United States distributors during the first quarter of fiscal 2005 remained strong at $5,015,193 and sales to our International distributors during the first quarter of fiscal 2005 increased $168,427, or 38.3%, to $608,546 when compared to the first quarter of fiscal 2004. With sales for the current quarter nearly matching last year's sales and gross profit as a percentage of revenue increasing approximately 5% over last year's first quarter results, the first quarter of fiscal 2005 has provided us with one of the best first quarters in recent company history.

Selling, general, and administrative expenses increased $138,987, or 19.0%, to $872,014 for the three months ended December 31, 2004 from $733,027 for the three months ended December 31, 2003. As a percentage of revenue, selling, general, and administrative expenses were 15.5% for the three months ended December 31, 2004 compared to 13% for the three months ended December 31, 2003. The significant changes in operating expenses for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 were; professional fees increased approximately $164,500, or 552%, advertising expenses decreased approximately $75,900, or 54%, insurance costs increased approximately $21,600, or 65%, commission expense increased approximately $10,300, or 39%, and salaries and wages expense increased approximately $21,800, or 9%. Professional fees include costs associated with services being provided by an investor relations firm to promote and market the Company to potential brokers and investors of approximately $180,000 for the three months ended December 31, 2004.

Interest and miscellaneous income increased approximately $31,900 from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. The increase is primarily due to an increase in the gain on sale of assets during the first three months of fiscal 2005 versus the first three months of fiscal 2004. Interest expense decreased approximately $43,000, or 99% for the three months ended December 31, 2004 from the three months ended December 31, 2003. Interest expense over the remaining quarters of fiscal 2004 should remain negligible as the Company has had no commercial debt outstanding since July of 2004 and management does not project incurring any new commercial debt during fiscal 2005.

We anticipate that our revenues and gross profits for the second, third and fourth quarters of fiscal 2005 will do better than the actual results for the corresponding quarters of fiscal 2004. As we continue our efforts to reduce costs, improve labor efficiency, and reset product pricing to maintain management's gross profit goals, we anticipate that each quarter's gross profits, as well as each quarter's net income, will continue to record significant improvements over the respective quarters of fiscal 2004. To accomplish our revenue goals our plans include seeking out opportunities for our current products in new markets, increasing sales and strengthening our position in the markets that we are already in, expanding our OEM business, and continuing the company's heritage of developing new products. We foresee selling, general and administrative expenses returning to fiscal 2004 levels as a percentage of revenues during the remainder of fiscal 2005 as we continue our focus to contain costs and reduce expenses while maintaining a consistent level of administrative support.


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

ATV ACCESSORIES - Three Months Ended December 31, 2004 and 2003
---------------------------------------------------------------

Revenues for the three months ended December 31, 2004 decreased $32,784, or 0.6%, to $5,268,334 from $5,301,118 for the three months ended December 31, 2003. The slight decrease was mainly attributable to a decrease in OEM sales of approximately $167,700, or 31%, and three-point implement sales of approximately $33,000, or 37%, which offset increases in Snowplow Blade sales of approximately $120,500, or 3%, winch sales of approximately $25,000, or 9%, bed lift kit sales of approximately $45,300, or 121%, spreader sales of approximately $20,400, or 51%, and a 100% increase in sales of our new patented blade angling kit of approximately $21,000.

Cost of goods sold for the three months ended December 31, 2004 decreased $345,051, or 9.2%, to $3,407,440 from $3,752,491 for the three months ended December 31, 2003. Gross profit as a percent of revenues was 35.3% for the three months ended December 31, 2004 compared to 29.2% for the three months ended December 31, 2003. The increase in gross profit for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 was mainly attributable to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. The increase in gross profit was approximately $312,300, or 20%, for the first three months ended December 31, 2004 as compared to the first three months ended December 31, 2003. Management expects the strong improvement in gross profit to continue throughout the remaining quarters of fiscal 2005 as individual product gross profits will be monitored against set standards, raw material and input cost containment efforts will continue, and direct labor efficiencies gained over the last few quarters will be maintained. Although steel prices are projected to stabilize in 2005 there is still the potential for volatile price swings within the steel market. Management believes that should significant price increases in steel occur that this additional cost could be passed on to our customers with minimal to no impact on sales.

PLASTIC WHEEL COVERS - Three Months Ended December 31, 2004 and 2003
--------------------------------------------------------------------

Revenues for the three months ended December 31, 2004 decreased $116,780, or 27.5%, to $308,177 from $424,957 for the three months ended December 31, 2003. The decrease in revenues is due to a golf car OEM customer designing a different wheel not needing a wheel cover to supply its newest golf car line. We project sales will return to fiscal 2004 levels during the second and third quarters of fiscal 2005 as these quarters are traditionally the prime quarters for the golf industry. We are actively pursuing the development of new designs in wheel covers and a new wheel insert to complement our popular Sport Edition wheel cover and our Turbine wheel cover to rejuvenate the market with new choices and stimulate growth. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need. We are also evaluating new market channels to sell our trailer wheel covers, as we believe this product holds the promise for additional growth for our Plastic Wheel Cover segment. The initial results of these efforts should be realized during the latter part of fiscal 2005.

Cost of goods sold for the three months ended December 31, 2004 decreased $15,854, or 7.9%, to $184,511 from $200,365 for the three months ended December 31, 2003. Gross profit as a percent of revenue was 40.1% for the three months ended December 31, 2004 compared to 52.9% for the three months ended December 31, 2003. The decrease in gross profit during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 was attributable to increased material costs. Increased material costs included raw plastic, which increased over 10% from last year to this year, and an increase in the amount of clear coat compound applied to each wheel to meet higher durability standards set by management. Going forward we will continue to evaluate our processes, costs and product pricing to maintain or improve our profit while remaining the dominant company in the markets we sell. To that end, we have recently completed two projects that will increase profit for this segment, a new, more cost-effective source of clear coat compound and doing our own in-house metalizing process instead of outsourcing it.

LAWN AND GARDEN - Three Months Ended December 31, 2004 and 2003
---------------------------------------------------------------

This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and utility ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the three months ended December 31, 2004 increased $35,985, or 35.1%, to $138,395 from $102,410 for the three months ended December 31, 2003. The growth is attributable to increased sales to our direct-retail customers. Cost of goods sold for the three months ended December 31, 2004 increased $20,105, or 32.8%, to $81,420 from $61,315 for the three months ended December 31, 2003. Gross profit as a percent of revenue was 41.2% for the three months ended December 31, 2004 compared to 40.1% for the three months ended December 31, 2003. The small gain in gross profit for the first quarter of fiscal 2005 is better than what management projected and is due to a change in product mix sold this quarter as compared to this quarter last year.

GEOGRAPHIC REVENUE - Three Months Ended December 31, 2004 and 2003
------------------------------------------------------------------

                                                                     Increase       Increase
     Country              Fiscal Year 2005      Fiscal Year 2004    (Decrease) $   (Decrease)%
------------------------------------------------------------------------------------------------
United States of America     $  5,015,193        $  5,203,737       $ (188,544)     (3.6%)
All Other Countries          $    608,546        $    440,119       $  168,427      38.3%




The increase during the three months ended December 31, 2004 in other countries is due to an increase of sales in Europe.


Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations and built-up cash balances provide us with a significant source of liquidity.

Cash and cash equivalents were $2,215,156 as of December 31, 2004 compared to $2,594,471 as of September 30, 2004. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.

In the first three months ended December 31, 2004 we made approximately $52,000 in capital expenditures, received approximately $34,000 from the sale of capital equipment, and received $167,000 from the exercise of warrants to purchase common shares of the Company. By the end of fiscal 2005 management expects total capital expenditures to approximate $250,000.

Working Capital

Net working capital was $5,569,689 at December 31, 2004 compared to $4,827,339 at September 30, 2004. The change in working capital is primarily due to the following:



                        Balance               Balance           Increase/     Percent
                    December 31, 2004    September 30, 2004    (Decrease)     Change
--------------------------------------------------------------------------------------
Cash and cash
equivalents          $  2,215,156          $   2,594,471      $ (379,315)     (14.6%)
Accounts receivable     1,647,549              1,237,582         409,967       33.1%
Inventories             3,520,186              3,481,051          39,135        1.1%
Prepaid expenses           72,939                278,208        (205,269)     (73.8%)
Accounts payable          769,334              1,485,522        (716,188)     (48.2%)
Accrued expenses          882,981                729,877         153,104       21.0%
Income taxes payable      309,511                624,259        (314,748)     (50.4%)


Long-Term Debt

On June 25, 2003, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes were collateralized by all of the Company's assets, were payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.5% at June 30, 2004, paid-in-full date) for Note One and principal and interest at prime + 0.625% (4.625% at June 30, 2004, paid-in-full date) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate could never exceed 9.5% or be lower than 4.5% for Note One and could never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment was $11,473 and $42,324 for Note One and Note Two, respectively, and was applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate was adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants were applied to any outstanding balance on the Notes or the Line of Credit described below. At December 31, 2004, there were no balances owed for Note One and Note Two, respectively, as the debts were retired in full at June 30, 2004 from the application of the proceeds from exercised stock warrants and the previously restricted cash balance which was released upon the conversion of the convertible preferred stock into common stock of the Company. At December 31, 2003, $1,465,416 and $2,047,466 for Note One and Note Two, respectively, were outstanding on the Notes.

Line of Credit

On January 1, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (5.75% at December 31, 2004) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10% or be lower than 5.25%. The Line of Credit matures on December 31, 2006. At December 31, 2004 and 2003, $-0- and $-0-, respectively, was outstanding on the Line of Credit.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred shares issued in June of 2003 and discussed below. At December 31, 2004, the Company was not required to meet any of the required financial ratios as all Notes were paid in full.

Financing Agreement / Preferred Shares

On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash. The restricted cash would be made available to the Company for general corporate purpose usage upon the conversion of the Preferred Stock. The preferred shares were convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date. Upon an event of default, the investment may have been reclassified as a debt obligation of the Company. This new series of preferred shares was cumulative and convertible with dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at June 30, 2004, full conversion date) and was to be paid prior to any dividends being paid or declared on the Company's common stock. The Company has 2,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at December 31, 2004. As of June 30, 2004, all of the convertible preferred shares were converted into common shares of the Company.
The conversion also released the restricted cash to the Company for general corporate purpose usage of which almost all of the balance was applied to the Notes with the commercial lender to retire the Company's Notes payable in full.

Warrants

The Company previously issued 2,000,000 warrants to purchase one share of the Company's common stock per warrant at $4.00 per share. The warrants will expire August 21, 2005, unless extended by the board of directors. As of December 31, 2004, the Company has received $1,867,000 from the exercise of 466,750 warrants. The proceeds were applied to the outstanding balance on the Notes as stipulated in the secured credit agreement with the commercial lender prior to the Notes being paid in full by the conversion of the preferred stock and release of restricted cash discussed above which occurred at June 30, 2004. After June 30, 2004 the proceeds from any exercise of warrants are available to the Company for general corporate purposes.

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

                                  Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2005.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Ron Hickman
                ---------------------------------------------------
		Ron Hickman
		Principal Executive Officer, President and Director


       In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2005.

By:	/s/ Ron Hickman		Principal Executive Officer, President and
    -------------------------
	Ron Hickman 		Director


By:     /s/ David Davis         Principal Financial Officer and
    -------------------------
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
    -------------------------
	F.L. Miller

By:	/s/ Jim Danbom		Director
    -------------------------
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
    -------------------------
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
    -------------------------
	Rod Simonson