Form 10QSB
period 2005-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2005-05-16
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                 FORM 10-QSB


                                 (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005


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


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of May 10, 2005 was 5,106,172 and there were 814 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

                       Cycle Country Accessories Corp.
                            Index to Form 10-QSB


Part 1   Financial Information                                          Page
                                                                        ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - March 31, 2005............2


         Condensed Consolidated Statements of Income - Three Months
         and Six Months Ended March 31, 2005 and 2004.....................3


         Condensed Consolidated Statements of Cash Flows - Six
         Months Ended March 31, 2005 and 2004 ............................5


         Notes to Condensed Consolidated Financial Statements.............7



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................11


Item 3.  Controls and Procedures.........................................17


Part II  Other Information


Item 6.  Exhibits .......................................................18


Signatures...............................................................19

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2005
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                    $   1,438,492
   Accounts receivable, net                                           541,664
   Inventories                                                      4,826,093
   Income taxes receivable                                            242,065
   Deferred income taxes                                               75,685
   Prepaid expenses and other                                          97,349
                                                                --------------
            Total current assets                                    7,221,348
                                                                --------------

Property, plant, and equipment, net                                 2,861,300
Intangible assets, net                                                191,646
Goodwill                                                               41,700
Other assets                                                           25,000
                                                                --------------
                  Total assets                                  $  10,340,994
                                                                ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                            $     483,951
    Accrued expenses                                                  865,632
                                                                --------------
           Total current liabilities                                1,349,583
                                                                --------------
Long-Term Liabilities:
    Deferred income taxes                                             126,209
                                                                --------------
                  Total liabilities                                 1,475,792
                                                                --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                         -
    Preferred stock, $.0001 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                        -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 5,102,172 shares issued and outstanding                510
    Additional paid-in capital                                      6,379,819
    Retained earnings                                               2,484,873
                                                                --------------
           Total stockholders' equity                               8,865,202
                                                                --------------
Total liabilities and stockholders' equity                      $  10,340,994
                                                               ===============


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income



                                               Three Months Ended March 31,
                                               2005                    2004
                                          --------------          --------------
                                            (Unaudited)             (Unaudited)

Revenues:
 Net sales                                $   2,780,447           $   5,341,201
 Freight income                                  28,779                  40,219
                                          --------------          --------------
       Total revenues                         2,809,226               5,381,420
                                          --------------          --------------
Cost of goods sold                           (1,991,754)             (3,912,365)
                                          --------------          --------------
       Gross profit                             817,472               1,469,055
                                          --------------          --------------
Selling, general, and administrative
   expenses                                    (821,386)               (743,386)
                                          --------------          --------------
      Income from operations                     (3,914)                725,669
                                          --------------          --------------
Other Income (Expense):
  Interest expense                                  -                   (38,927)
  Interest income                                 8,848                   4,841
  Miscellaneous                                  17,244                  35,000
                                          --------------          --------------
      Total other income (expense)               26,092                     914
                                          --------------          --------------
      Income before provision
         for income taxes                        22,178                 726,583
                                          --------------          --------------
Provision for income taxes                       (7,873)               (261,570)
                                          --------------          --------------
      Net income                                 14,305                 465,013

Dividends on preferred stock                        -                    22,313
                                          --------------          --------------
      Net income available to common
         Stockholders                     $      14,305           $     442,700
                                          ==============          ==============
Weighted average shares outstanding:
   Basic                                      5,083,521               3,997,213
                                          ==============          ==============
   Diluted                                    5,401,380               4,801,465
                                          ==============          ==============
Earnings per share:
   Basic                                  $        0.00           $        0.11
                                          ==============          ==============
   Diluted                                $        0.00           $        0.10
                                          ==============          ==============








See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income



                                                Six Months Ended March 31,
                                               2005                    2004
                                          --------------          --------------
                                            (Unaudited)             (Unaudited)


Revenues:
 Net sales                                $   8,369,682           $  10,937,436
 Freight income                                  63,282                  87,840
                                          --------------          --------------
       Total revenues                         8,432,964              11,025,276
                                          --------------          --------------
Cost of goods sold                           (5,957,978)             (8,156,323)
                                          --------------          --------------
       Gross profit                           2,474,986               2,868,953
                                          --------------          --------------
Selling, general, and administrative
   expenses                                  (1,693,400)             (1,476,413)
                                          --------------          --------------
      Income from operations                    781,586               1,392,540
                                          --------------          --------------
Other Income (Expense):
  Interest expense                                 (559)                (82,480)
  Interest income                                16,443                  11,291
  Miscellaneous                                  49,671                  36,654
                                          --------------          --------------
      Total other income (expense)               65,555                 (34,535)
                                          --------------          --------------
      Income before provision for
         income taxes                           847,141               1,358,005
                                          --------------          --------------
Provision for income taxes                     (300,735)               (488,882)
                                          --------------          --------------
      Net income                                546,406                 869,123

Dividends on preferred stock                        -                    44,751
                                          --------------          --------------
      Net income available to common
         Stockholders                     $     546,406           $     824,372
                                          ==============          ==============
Weighted average shares outstanding:
   Basic                                      5,043,848               3,975,957
                                          ==============          ==============
   Diluted                                    5,317,459               4,737,984
                                          ==============          ==============
Earnings per share:
   Basic                                  $        0.11           $        0.21
                                          ==============          ==============
   Diluted                                $        0.10           $        0.18
                                          ==============          ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                Six Months Ended March 31,
                                               2005                    2004
                                          --------------          --------------
                                            (Unaudited)             (Unaudited)


Cash Flows from Operating Activities:
   Net income                             $     546,406           $     869,123
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           176,397                 172,949
         Amortization                            10,553                  10,406
         Inventory reserve                       16,000                 (29,340)
         Gain on sale of equipment              (29,974)                 (4,923)
         (Increase) decrease in assets:
            Accounts receivable, net            690,917                (239,814)
            Inventories                      (1,361,042)                (10,659)
            Income taxes receivable            (242,065)                    -
            Prepaid expenses and other          184,654                 116,997
         Increase (decrease) in liabilities:
            Accounts payable                 (1,001,571)               (231,460)
            Accrued expenses                    135,755                 552,961
            Income taxes payable               (624,259)                396,667
            Accrued interest payable                -                        81
                                          --------------          --------------
Net cash provided by (used in)
    operating activities                     (1,498,229)              1,602,988
                                          --------------          --------------
Cash Flows from Investing Activities:
   Purchase of equipment                       (142,925)               (131,780)
   Deposits into restricted cash                    -                    (6,206)
   Proceeds from sale of equipment               34,175                  14,665
                                          --------------          --------------
Net cash used in investing activities          (108,750)               (123,321)
                                          --------------          --------------
Cash Flows from Financing Activities:
   Payments on bank notes payable                   -                  (242,407)
   Proceeds from exercise of stock warrants     451,000                  50,000
   Net borrowings from (payments on)
      bank line of credit                           -                  (420,000)
                                          --------------          --------------
Net cash provided by (used in)
    financing activities                        451,000                (612,407)
                                          --------------          --------------

Net increase (decrease) in cash
    and cash equivalents                     (1,155,979)                867,260

Cash and cash equivalents, beginning of
   period                                     2,594,471                 215,551
                                          --------------          --------------
Cash and Cash Equivalents, end of
   period                                 $   1,438,492           $   1,082,811
                                          ==============          ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                Six Months Ended March 31,
                                               2005                    2004
                                          --------------          --------------
                                            (Unaudited)             (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $         559           $     82,399
                                          ==============          ==============
      Income taxes                        $   1,159,186           $      2,708
                                          ==============          ==============

Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock for
     payment of employee compensation     $         -              $      4,450
                                          ==============          ==============
   Issuance of common stock for
     payment of dividends on preferred
     stock                                $         -              $     44,751
                                          ==============           =============
   Issuance of common stock for
     payment of professional services
     fee included in prepaid expenses     $         -              $    171,750
                                          ==============           =============
   Issuance of common stock for
     payment of a contract fee            $         -              $     13,150
                                          ==============           =============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2005 and 2004
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2004 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at March 31, 2005 are summarized as follows:

             Raw materials                              $   2,335,312
             Work in progress                                   5,704
             Finished goods                                 2,485,077
                                                        --------------
                Total inventories                       $   4,826,093
                                                        ==============

3.   Accrued Expenses:

The major components of accrued expenses at March 31, 2005 are summarized as follows:

             Distributor rebate payable                 $     558,557
             Accrued salaries and related benefits            144,856
             Deferred gross profit                             83,505
             Accrued warranty expense                          45,000
             Accrued real estate tax                           31,574
             Royalties payable                                  2,140
                                                        --------------
                Total accrued expenses                  $     865,632
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

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2005 and 2004
(Unaudited)


4.   Earnings Per Share, Continued:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and six months ended March 31, 2005 and 2004:



                                              For the three months ended                        For the six months ended
                                                     March 31, 2005                                   March 31, 2005
                               -------------------------------------------------     ---------------------------------------
                                  Income             Shares          Per-share         Income        Shares        Per-share
                               (numerator)        (denominator)       amount         (numerator)   (denominator)      amount
                              --------------     ----------------   ------------     ------------  --------------   --------
Basic EPS
Income available to common
     stockholders              $     14,305             5,083,521   $    0.00        $  546,406      5,043,848       $  0.11
                                                                    =========                                       ========
Effect of Dilutive Securities
Convertible preferred stock              -                     -                             -              -
Warrants                                 -                317,859                            -         273,610
                              --------------     ----------------   ------------     ------------  --------------   --------
Diluted EPS
Income available to common
     stockholders and assumed
     conversions               $     14,305             5,401,380   $    0.00        $   546,406     5,317,459       $  0.10
                              ==============     ================   ============     ============  ==============   ========


                                              For the three months ended                        For the six months ended
                                                     March 31, 2005                                   March 31, 2005
                               -------------------------------------------------     ---------------------------------------
                                  Income             Shares          Per-share         Income        Shares        Per-share
                               (numerator)        (denominator)       amount         (numerator)   (denominator)      amount
                              --------------     ----------------   ------------     ------------  --------------   --------

Basic EPS
Income available to  common
    stockholders               $    442,700             3,997,213   $    0.11        $   824,372     3,975,957      $   0.21
                                                                    =========                                       ========

Effect of Dilutive Securities
Convertible preferred stock          22,313               508,906                         44,751       508,906
Warrants                                 -                295,346                             -        253,122
                              --------------     ----------------                    ------------  --------------

Diluted EPS
Income available to  common
     stockholders             $     465,013             4,801,465   $    0.10       $   869,123      4,737,984       $   0.18
                              ==============     ================   ============     ============  ==============   ========


Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2005 and 2004
(Unaudited)


5.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs.
In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has three operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through our Weekend Warrior subsidiary. These lawn and garden accessories include lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004. Sales of snowplow blades comprised approximately 45% and 62% of ATV Accessories revenues during the three months ended March 31, 2005 and 2004, respectively, and approximately 68% and 69% of ATV Accessories revenues during the six months ended March 31, 2005 and 2004, respectively. In addition, sales of snowplow blades comprised approximately 39% and 56% of the Company's consolidated total revenues during the three months ended March 31, 2005 and 2004, respectively, and approximately 62% and 64% of the Company's consolidated total revenues during the six months ended March 31, 2005 and 2004, respectively. Sales of Original Equipment Manufacturer (OEM) products, including John Deere and Land Pride, comprised approximately 22% and 23% of ATV accessories revenues during the three months ended March 31, 2005 and 2004, respectively, and approximately 12% and 16% of ATV accessories revenues during the six months ended March 31, 2005 and 2004, respectively. In addition, sales of Original Equipment Manufacturer (OEM) products, including John Deere and Land Pride, comprised approximately 19% and 20% of consolidated total revenues during the three months ended March 31, 2005 and 2004, respectively, and approximately 11% and 15% of consolidated total revenues during the six months ended March 31, 2005 and 2004, respectively. Sales of wheel covers comprised approximately 13% and 9% of the Company's consolidated total revenues during the three months ended March 31, 2005 and 2004, respectively, and approximately 8% and 8% of the Company's consolidated total revenues during the six months ended March 31, 2005 and 2004, respectively.


The following is a summary of certain financial information related to the three segments during the three months and six months ended March 31, 2005 and 2004:



                           Three months ended March 31,          Six months ended March 31,
                                 2005          2004                  2005          2004
                           ----------------------------          --------------------------

Total revenues by segment
  ATV Accessories             $  2,410,108     $ 4,846,644          $  7,678,442   $ 10,147,762
  Plastic Wheel Covers             375,325         483,915               683,502        908,871
  Lawn and Garden                   35,409          88,731               173,803        191,142
                              ------------     ------------        --------------  -------------
   Total revenues by segment     2,820,842       5,419,290             8,535,747     11,247,775
                              ------------     ------------        --------------  -------------
  Freight income                    28,779          40,519                63,282         87,840
  Sales allowances                 (40,395)        (78,089)             (166,065)      (310,339)
                              ------------     ------------        --------------  -------------
   Total revenues             $  2,809,226     $ 5,381,420          $  8,432,964   $ 11,025,276
                              ============     ============        ==============  =============


Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2005 and 2004
(Unaudited)


5.   Segment Information, Continued:

                           Three months ended March 31,          Six months ended March 31,
                                 2005          2004                  2005          2004
                           ----------------------------          --------------------------


Operating profit by segment
   ATV Accessories         $   905,046        $ 1,520,025         $  2,765,941   $  3,068,652
   Plastic Wheel Covers        181,953            254,280              305,618        478,872
   Lawn and Garden              11,848             31,548               68,823         72,643
   Freight income               28,779             40,219               63,282         87,840
   Sales allowances            (40,395)           (78,089)            (166,065)      (310,338)
   Factory overhead           (269,759)          (298,992)            (562,613)      (528,862)
   Selling, general, and
          administrative      (821,386)          (743,321)          (1,693,400)    (1,476,267)
   Interest income (expense),
          net                    8,848            (34,087)              15,884        (71,189)
   Other income (expense),
          net                   17,244             35,000               49,671         36,654
   Provision for income taxes   (7,873)          (261,570)            (300,735)      (488,882)
                           ------------       ------------        -------------  -------------
          Net income       $    14,305        $   465,013         $    546,406   $    869,123
                           ============       ============        =============  =============


The following is a summary of the Company's revenue in different geographic areas during the three months and six months ended March 31, 2005 and 2004:



                          Three months ended March 31,     Six months ended March 31,
                           2005                 2004        2005               2004
                          ------------------------------------------------------------------
United States of America   $  2,384,196     $  5,042,592    $  7,399,388       $  10,246,329
Other countries                 425,030          338,828       1,033,576             778,947
                           -------------    -------------   -------------      --------------
    Total revenue          $  2,809,226     $   5,381,420   $  8,432,964       $  11,025,276
                           =============    =============   =============      ==============



As of March 31, 2005, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 16.9% and 14.5% each of net revenues during the three months ended March 31, 2005, and approximately 15.9%, 15.7% and 11.8% each of net revenues during the three months ended March 31, 2004. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of net revenues during the three months ended March 31, 2005 or 2004.


ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 19.6% and 14.7% each of net revenues during the six months ended March 31, 2005, and approximately 20.3%, 13.5% and 11.7% each of net revenues during the six months ended March 31, 2004. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of net revenues during the six months ended March 31, 2005 or 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------

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

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

Accounts Receivable - Trade credit is generally extended to customers on a short-term basis. These receivables do not bear interest, although a finance charge may be applied to balances more than 30 days past due. Trade accounts receivable are carried on the books at their estimated collectible value. Individual trade accounts receivable are periodically evaluated for collectibility based on past credit history and their current financial condition. Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible.

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

Depreciation of Long-Lived Assets - the Company assigns useful lives for long-lived assets based on periodic studies of actual asset lives and the intended use for those assets. Any change in those assets lives would be reported in the statements of income as soon as any change in estimate is determined.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews, should any occur. At March 31, 2005, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

OVERALL RESULTS OF OPERATIONS - Three Months Ended March 31, 2005 and 2004
--------------------------------------------------------------------------

Revenues for the three months ended March 31, 2005 decreased $2,572,194, or 47.8%, to $2,809,226 from $5,381,420 for the three months ended March 31, 2004. Cost of goods sold decreased $1,920,611, or 49.1%, to $1,991,754 for the three months ended March 31, 2005 from $3,912,365 for the three months ended March 31, 2004. Additionally, gross profit as a percentage of revenue was 29.1% for the second quarter ended March 31, 2005 compared to 27.3% for the second quarter ended March 31, 2004. The decrease in revenues during the second quarter ended March 31, 2005 was mainly attributable to a 50% decrease in sales for our ATV accessories business segment, a 60% decrease in sales for our Lawn and Garden business segment, and a 22% decrease in sales for our Wheel Cover business segment, as compared to the second quarter ended March 31, 2004. Gross Profit as a percentage of revenue increased approximately 2% for the second quarter ended March 31, 2005 as compared to the second quarter ended March 31, 2004. The increase in gross profit as a percentage of revenue was mainly attributable to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. However, gross profit in dollars decreased $651,583, or 44.4%, to $817,472 for the second quarter ended March 31, 2005 from $1,469,055 for the second quarter ended March 31, 2004. Sales to our United States distributors and OEM customers during the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 decreased $2,658,396, or 52.7%, to $2,384,196 from
$5,042,592 and sales to our International distributors during the second quarter of fiscal 2005 increased $86,202, or 25.4%, to $425,030 from $338,828 as compared to the second quarter of fiscal 2004. The decrease in revenues can be attributed to a shorter and milder winter season this year as compared to last year, which reduced the demand for our products during the second quarter of this fiscal year as compared to the record setting second quarter of last fiscal year. However, results for the second quarter of fiscal 2005 did meet management's baseline growth projections.

Selling, general, and administrative expenses increased $78,000, or 10.5%, to $821,386 for the three months ended March 31, 2005 from $743,386 for the three months ended March 31, 2004. As a percentage of revenue, selling, general, and administrative expenses were 29% for the three months ended March 31, 2005 compared to 14% for the three months ended March 31, 2004. The significant changes in operating expenses for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 were: professional fees increased approximately $61,500, or 80%, advertising expenses increased approximately $53,900, or 65%, shipping and handling costs decreased approximately $21,700, or 35%, and travel and meal expenses decreased approximately $13,900, or 90%. Professional fees include costs associated with services being provided by an investor relations firm to promote and market the Company to potential brokers and investors of approximately $92,900 for the three months ended March 31, 2005. Advertising expenses increased due to printing and design costs for a new product catalog and expanded advertising in dealer trade publications.

Interest and miscellaneous income decreased approximately $13,700 from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. The decrease is primarily due to a refund received during the second quarter of fiscal 2004 from amending a prior year corporate income tax return of approximately $32,000. Interest expense decreased approximately $38,900, or 100% for the three months ended March 31, 2005 from the three months ended March 31, 2004. Management anticipates interest expense over the remaining quarters of fiscal 2005 will return to fiscal 2003 and 2004 levels as the acquisition of our major supplier will necessitate establishing new loans with the company's commercial lender upon completion of the transaction. However, profits added and cost efficiencies gained as a result of the acquisition of our major supplier will, in management's opinion, be significant enough to adequately service the new loans and expand the company's revenue, income and shareholders return on investment.

OVERALL RESULTS OF OPERATIONS - Six Months Ended March 31, 2005 and 2004
------------------------------------------------------------------------

Revenues for the six months ended March 31, 2005 decreased $2,592,312, or 23.5%, to $8,432,964 from $11,025,276 for the six months ended March 31, 2004. Cost of goods sold decreased $2,198,345, or 27%, to $5,957,978 for the six months ended March 31, 2005 from $8,156,323 for the six months ended March 31, 2004. Additionally, gross profit as a percentage of revenue was 29.3% for the six months ended March 31, 2005 compared to 26% for the six months ended March 31, 2004. The decrease in revenues during the six months ended March 31, 2005 was mainly attributable to a 24% decrease in sales for our ATV accessories business segment, a 9% decrease in sales for our Lawn and Garden business segment, and a 25% decrease in sales for our Wheel Cover business segment, as compared to the six months ended March 31, 2004. Gross Profit as a percentage of revenue increased approximately 3% for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. The increase in gross profit as a percentage of revenue was mainly attributable to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. However, gross profit in dollars decreased $393,967, or 13.7%, to $2,474,986 for the six months ended March 31, 2005 from $2,868,953 for the six months ended March 31, 2004. Sales to our United States distributors and OEM customers during the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 decreased $2,846,941, or 27.8%, to $7,399,388 from $10,246,329 and sales to our
International distributors during the first six months of fiscal 2005 increased $254,629, or 32.7%, to $1,033,576 from $778,947 as compared to the first six months of fiscal 2004. The decrease in revenues can be attributed to a shorter and milder winter season this year as compared to last year, which reduced the demand for our products during the second quarter of this fiscal year as compared to the record setting second quarter of last fiscal year. Revenues and gross profit for the first quarter of fiscal 2005 exceeded the results for the first quarter of fiscal 2004. Although results for the second quarter of fiscal 2005 did not equal the results for the second quarter of fiscal 2004, the second quarter results did meet management's baseline growth projections. Management projects strong results for the third and fourth quarters of fiscal 2005 as distributors and OEM customers are anticipated to order product steadily throughout these quarters at levels equal to what they did
during the last two quarters of fiscal 2004.   In anticipation of the
strong ordering levels for the third and fourth quarters, management has built up inventory during the second quarter to maintain near 100% order fulfillment throughout the third and fourth quarters and to level out production runs to avoid costly overtime labor.

Selling, general, and administrative expenses increased $216,987, or 14.7%, to $1,693,400 for the six months ended March 31, 2005 from $1,476,413 for the six months ended March 31, 2004. As a percentage of revenue, selling, general, and administrative expenses were 20% for the six months ended March 31, 2005 compared to 13% for the six months ended March 31, 2004. The significant changes in operating expenses for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004 were; professional fees increased approximately $226,000, or 213%, insurance expense increased approximately $32,300, or 39%, shipping and handling costs decreased approximately $39,800, or 33%, and advertising expense decreased approximately $22,000, or 10%. Professional fees include costs associated with services being provided by an investor relations firm to promote and market the Company to potential brokers and investors of approximately $269,000 for the six months ended March 31, 2005.

Interest and miscellaneous income increased approximately $18,200 from the first six months of fiscal 2004 to the first six months of fiscal 2005. The increase is primarily due to an increase of approximately $25,000 in gains realized on the sale of assets for the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. Interest expense decreased approximately $81,900, or 99% for the six months ended March 31, 2005 from the six months ended March 31, 2004. Management anticipates interest expense over the remaining quarters of fiscal 2005 will return to fiscal 2003 and 2004 levels as the acquisition of our major supplier will necessitate establishing new loans with the company's commercial lender upon completion of the transaction. However, profits added and cost efficiencies gained as a result of the acquisition of our major supplier will, in management's opinion, be significant enough to adequately service the new loans and expand the company's revenue, income and shareholders return on investment.

We anticipate that our revenues and gross profits for the third and fourth quarters of fiscal 2005 will do better than the actual results for the corresponding quarters of fiscal 2004. As we continue our efforts to reduce costs, improve labor efficiency, and reset product pricing to maintain management's gross profit goals, we anticipate that each quarter's gross profits, as well as each quarter's net income, will continue to record significant improvements over the respective quarters of fiscal 2004. To accomplish our revenue goals our plans include seeking out opportunities for our current products in new markets, increasing sales and strengthening our position in the markets that we are already in, expanding our OEM business, and continuing the company's heritage of developing new products. In addition, the acquisition of our major supplier, once completed, will provide additional profits and cost reductions that will also strengthen our results for the third and fourth quarters of fiscal 2005. We foresee selling, general and administrative expenses returning to fiscal 2004 levels as a percentage of revenues during the remainder of fiscal 2005 as we continue our focus to contain costs and reduce expenses while maintaining a consistent level of administrative support.

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

ATV ACCESSORIES - Three Months Ended March 31, 2005 and 2004
Revenues for the three months ended March 31, 2005 decreased $2,436,536, or 50.3%, to $2,410,108 from $4,846,644 for the three months ended March 31, 2004. The decrease was mainly attributable to a decrease in sales of our Snowplow Blades of approximately $1,934,800, or 64%, and our OEM products, which includes John Deere, Land Pride and other OEM customers, of approximately $566,300, or 52%. The decrease in revenues can be attributed to a shorter and milder winter season this year as compared to last year, which reduced the demand for our products during the second quarter of this fiscal year as compared to the record setting second quarter of last fiscal year. Although results for the second quarter of fiscal 2005 did not equal the results for the second quarter of fiscal 2004, the second quarter results did meet management's baseline growth projections. Management projects strong results for the third and fourth quarters of fiscal 2005 as distributors and OEM customers are anticipated to order product steadily throughout these quarters at levels equal to what they did during the last two quarters of fiscal 2004.

Cost of goods sold for the three months ended March 31, 2005 decreased $1,821,557, or 54.8%, to $1,505,062 from $3,326,619 for the three months ended March 31, 2004. Gross profit as a percent of revenues was 37.6% for the three months ended March 31, 2005 compared to 31.4% for the three months ended March 31, 2004. The increase in gross profit as a percentage of revenue was mainly attributable to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. Gross profit was $905,046 for the three months ended March 31, 2005 as compared to $1,520,025 for the three months ended March 31, 2004. Management expects the strong improvement in gross profit to continue throughout the remaining quarters of fiscal 2005 as individual product gross profits will be monitored against set standards, raw material and input cost containment efforts will continue, and direct labor efficiencies gained over the last few quarters will be maintained. In addition, the acquisition of our major supplier, once completed, will provide additional profits and cost reductions that will also strengthen our results for the third and fourth quarters of fiscal 2005. Although steel prices have so far stabilized in 2005 there is still the potential for volatile price swings within the steel market. Management believes that should significant price increases in steel occur that this additional cost could be passed on to our customers with minimal to no impact on sales.

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2005 and 2004 Revenues for the three months ended March 31, 2005 decreased $108,590, or 22.4%, to $375,325 from $483,915 for the three months ended March 31, 2004. The decrease in revenues was due to a golf car OEM customer designing a different wheel not needing a wheel cover to supply its newest golf car line. We project sales will return to fiscal 2004 levels during the third and fourth quarters of fiscal 2005 as OEM customers are indicating demand is steadily exceeding their original projections. We are actively pursuing the development of new designs in wheel covers and a new wheel insert to complement our popular Sport Edition wheel cover and our Turbine wheel cover to rejuvenate the market with new choices and stimulate growth. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need. We are also evaluating new market channels to sell our trailer wheel covers, as we believe this product holds the promise for additional growth for our Plastic Wheel Cover segment. The initial results of these efforts should be realized during the latter part of fiscal 2005.

Cost of goods sold for the three months ended March 31, 2005 decreased $36,261, or 15.8%, to $193,373 from $229,634 for the three months ended March 31, 2004. Gross profit as a percent of revenue was 48.5% for the three months ended March 31, 2005 compared to 52.6% for the corresponding period in fiscal 2004. The decrease in gross profit during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was attributable to increased material costs. Increased material costs included raw plastic, which increased over 10% from last year to this year, and an increase in the amount of clear coat compound applied to each wheel to meet higher durability standards set by management. Gross profit for the three months ended March 31, 2005 was $181,953 compared to $254,280 for the three months ended March 31, 2004. Going forward we will continue to evaluate our processes, costs and product pricing to maintain or improve our profit while remaining the dominant company in the markets we sell. To that end, we have recently completed two projects that will increase profit for this segment, a new, more cost-effective source of clear coat compound and doing our own in-house metalizing process instead of outsourcing it. Results of these efforts are starting to be realized as second quarter fiscal 2005 gross profit increased approximately 8% to 48.5% from 40.1% gross profit for the first quarter of fiscal 2005.

LAWN AND GARDEN - Three Months Ended March 31, 2005 and 2004
------------------------------------------------------------

This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and utility ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the three months ended March 31, 2005 decreased $53,322, or 60.1%, to $35,409 from $88,731 for the three months ended March 31, 2004. The decrease in the second quarter is attributable to decreased sales to our direct-retail customers as the shortened winter season also affected their demand for our Weekend Warrior products. Cost of goods sold for the three months ended March 31, 2005 decreased $33,623, or 58.8%, to $23,560 from $57,183 for the three months ended March 31, 2004. Gross profit as a percent of revenue was 33.5% for the three months ended March 31, 2005 compared to 35.6% for the three months ended March 31, 2004. The small decrease in gross profit for the second quarter of fiscal 2005 is due to a change in product mix sold this quarter as compared to this quarter last year. Gross profit for the three months ended March 31, 2005 was $11,849 compared to $31,548 for the three months ended March 31, 2004.



GEOGRAPHIC REVENUE - Three Months Ended March 31, 2005 and 2004
---------------------------------------------------------------
                                                                 Increase        Increase
Country                   Fiscal Year 2005   Fiscal Year 2004    (Decrease) $    (Decrease) %

United States of America   $  2,384,196       $  5,042,592        $ (2,658,396)    (52.7%)
All Other Countries        $    425,030       $    338,828        $     86,202      25.4%




The increase during the three months ended March 31, 2005 in other countries was due to an increase of sales in Europe. The decrease during the three months ended March 31, 2005 in the Unites States of America was due to reduced sales across all regions serviced by our domestic distributors and OEM customers caused by the mild and short winter season, as discussed previously (see OVERALL RESULTS OF OPERATIONS).

ATV ACCESSORIES - Six Months Ended March 31, 2005 and 2004
----------------------------------------------------------

Revenues for the six months ended March 31, 2005 decreased $2,469,320, or 24.3%, to $7,678,442 from $10,147,762 for the six months ended March 31, 2004. The decrease was mainly attributable to a decrease in sales of our Snowplow Blades of approximately $1,814,400, or 26%, and our OEM products, which includes John Deere, Land Pride and other OEM customers, of approximately $734,000, or 45%. The decrease in revenues can be attributed to a shorter and milder winter season this year as compared to last year, which reduced the demand for our products during the second quarter of this fiscal year as compared to the record setting second quarter of last fiscal year. Revenues and gross profit for the first quarter of fiscal 2005 exceeded the results for the first quarter of fiscal 2004. Although results for the second quarter of fiscal 2005 did not equal the results for the second quarter of fiscal 2004, the second quarter results did meet management's baseline growth projections. Management projects strong results for the third and fourth quarters of fiscal 2005 as distributors and OEM customers are anticipated to order product steadily throughout these quarters at levels equal to what they did during the last two quarters of fiscal 2004.

Cost of goods sold for the six months ended March 31, 2005 decreased $2,166,609, or 30.6%, to $4,912,501 from $7,079,110 for the six months ended March 31, 2004. Gross profit as a percent of revenues was 36% for the six months ended March 31, 2005 compared to 30.2% for the corresponding period in fiscal 2004. The increase in gross profit as a percentage of revenue was mainly attributable to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. Gross profit was $2,765,941 for the six months ended March 31, 2005 as compared to $3,068,652 for the six months ended March 31, 2004. Management expects the strong improvement in gross profit to continue throughout the remaining quarters of fiscal 2005 as individual product gross profits will be monitored against set standards, raw material and input cost containment efforts will continue, and direct labor efficiencies gained over the last few quarters will be maintained. In addition, the acquisition of our major supplier, once completed, will provide additional profits and cost reductions that will also strengthen our results for the third and fourth quarters of fiscal 2005. Although steel prices have so far stabilized in 2005 there is still the potential for volatile price swings within the steel market. Management believes that should significant price increases in steel occur that this additional cost could be passed on to our customers with minimal to no impact on sales.

PLASTIC WHEEL COVERS - Six Months Ended March 31, 2005 and 2004
---------------------------------------------------------------

Revenues for the six months ended March 31, 2005 decreased $225,369, or 24.8%, to $683,502 from $908,871 for the six months ended March 31, 2004. The decrease in revenues was due to a golf car OEM customer designing a different wheel not needing a wheel cover to supply its newest golf car line. We project sales will return to fiscal 2004 levels during the third and fourth quarters of fiscal 2005 as OEM customers are indicating demand is steadily exceeding their original projections. We are actively pursuing the development of new designs in wheel covers and a new wheel insert to complement our popular Sport Edition wheel cover and our Turbine wheel cover to rejuvenate the market with new choices and stimulate growth. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need. We are also evaluating new market channels to sell our trailer wheel covers, as we believe this product holds the promise for additional growth for our Plastic Wheel Cover segment. The initial results of these efforts should be realized during the latter part of fiscal 2005.

Cost of goods sold for the six months ended March 31, 2005 decreased $52,115, or 12.1%, to $377,884 from $429,999 for the six months ended
March 31, 2004. Gross profit as a percent of revenue was 44.7% for the six months ended March 31, 2005 compared to 52.7% for the corresponding period in fiscal 2004. The decrease in gross profit during the six months ended March 31, 2005 as compared to the three months ended March 31, 2004 was attributable to increased material costs. Increased material costs included raw plastic, which increased over 10% from last year to this year, and an increase in the amount of clear coat compound applied to each wheel to meet higher durability standards set by management. Gross profit for the six months ended March 31, 2005 was $305,618 compared to $478,872 for the six months ended March 31, 2004. Going forward we will continue to evaluate our processes, costs and product pricing to maintain or improve our profit while remaining the dominant company in the markets we sell. To that end, we have recently completed two projects that will increase profit for this segment, a new, more cost-effective source of clear coat compound and doing our own in-house metalizing process instead of outsourcing it. Results of these efforts are starting to be realized as second quarter fiscal 2005 gross profit increased approximately 8% to 48.5% from 40.1% gross profit for the first quarter of fiscal 2005.

LAWN AND GARDEN - Six Months Ended March 31, 2005 and 2004
----------------------------------------------------------

This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and utility ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the six months ended March 31, 2005 decreased $17,339, or 9.1%, to $173,803 from $191,142 for the six months ended March 31, 2004. The small decrease over the first six months was attributable to a decrease in sales to a few direct-retail customers which was offset by increased sales to other direct-retail customers. Cost of goods sold for the six months ended March 31, 2005 decreased $13,517, or 11.4%, to $104,981 from $118,498 for the six months ended March 31, 2004. Gross profit as a percent of revenue was 39.6% for the six months ended March 31, 2005 compared to 38% for the six months ended March 31, 2004. The increase in gross profit for the second quarter of fiscal 2005 was due to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. Gross profit for the six months ended March 31, 2005 was $68,823 compared to $72,643 for the six months ended March 31, 2004.


GEOGRAPHIC REVENUE - Six Months Ended March 31, 2005 and 2004
-------------------------------------------------------------
                                                                 Increase        Increase
Country                   Fiscal Year 2005   Fiscal Year 2004    (Decrease) $    (Decrease) %

United States of America  $  7,399,388       $  10,246,329       $ (2,846,941)     (27.8%)

All Other Countries       $  1,033,576       $     778,947       $    254,629       32.7%




The increase during the six months ended March 31, 2005 in other countries was due to an increase of sales in Europe. The decrease during the six months ended March 31, 2005 in the Unites States of America was due to reduced sales across all regions serviced by our domestic distributors and OEM customers caused by the mild and short winter season, as discussed previously (see OVERALL RESULTS OF OPERATIONS).



Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations and built-up cash balances provide us with a significant source of liquidity.

Cash and cash equivalents were $1,438,492 as of March 31, 2005 compared to $2,594,471 as of September 30, 2004. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.

In the first six months ended March 31, 2005 we made approximately $143,000 in capital expenditures, received approximately $34,000 from the sale of capital equipment, and received $451,000 from the exercise of warrants to purchase common shares of the Company. By the end of fiscal 2005 management expects total capital expenditures, excluding the acquisition discussed below, to approximate $350,000.

Working Capital

Net working capital was $5,871,765 at March 31, 2005 compared to $4,827,339 at September 30, 2004. The change in working capital is primarily due to the following:



                     Balance            Balance                Increase/     Percent
                     March 31, 2005     September 30, 2004    (Decrease)     Change
Cash and cash
 equivalents         $ 1,438,492         $  2,594,471          $(1,155,979)    (44.6%)
Accounts receivable      541,664            1,232,582             (690,918)    (56.1%)
Inventories            4,826,093            3,481,051            1,345,042      38.6%
Income taxes
 receivable              242,065                   -               242,065     100.0%
Prepaid expenses          97,349              283,208             (185,859)    (65.6%)
Accounts payable         483,951            1,485,522           (1,001,571)    (67.4%)
Accrued expenses         865,632              729,877              135,755      18.6%
Income taxes payable          -               624,259             (624,259)   (100.0%)




Long-Term Debt

On June 25, 2003, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes were collateralized by all of the Company's assets, were payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.5% at June 30, 2004, paid-in-full date) for Note One and principal and interest at prime + 0.625% (4.625% at June 30, 2004, paid-in-full date) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate could never exceed 9.5% or be lower than 4.5% for Note One and could never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment was $11,473 and $42,324 for Note One and Note Two, respectively, and was applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate was adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants were applied to any outstanding balance on the Notes or the Line of Credit described below. At March 31, 2005, there were no balances owed for Note One and Note Two, respectively, as the debts were retired in full at June 30, 2004 from the application of the proceeds from exercised stock warrants and the previously restricted cash balance which was released upon the conversion of the convertible preferred stock into common stock of the Company. At March 31, 2004, $1,446,641 and $1,942,906 for Note One
and Note Two, respectively, were outstanding on the Notes.

Line of Credit

On January 1, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (6.5% at March 31, 2005) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10% or be lower than 5.25%. The Line of Credit matures on December 31, 2006. At March 31, 2005 and 2004, there was no balance outstanding on the Line of Credit.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred shares issued in June of 2003 and discussed below. At March 31, 2005, the Company was not required to meet any of the required financial ratios as all Notes were paid in full.

Financing Agreement / Preferred Shares

On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash. The restricted cash would be made available to the Company for general corporate purpose usage upon the conversion of the Preferred Stock. The preferred shares were convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date. Upon an event of default, the investment may have been reclassified as a debt obligation of the Company. This new series of preferred shares was cumulative and convertible with dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at June 30, 2004, full conversion date) and was to be paid prior to any dividends being paid or declared on the Company's common stock. The Company has 2,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at March 31, 2005. As of June 30, 2004, all of the convertible preferred shares were converted into common shares of the Company. The conversion also released the restricted cash to the Company for general corporate purpose usage of which almost all of the balance was applied to the Notes with the commercial lender to retire the Company's Notes payable in full.

Warrants

The Company previously issued 2,000,000 warrants to purchase one share of the Company's common stock per warrant at $4.00 per share. The warrants will expire August 21, 2005, unless extended by the board of directors. As of March 31, 2005, the Company has received, in total, $2,151,000 from the exercise of 537,750 warrants. As of the six months ended March 31, 2005, the Company has received $451,000 from the exercise of 112,750 warrants. The proceeds were applied to the outstanding balance on the Notes as stipulated in the secured credit agreement with the commercial lender prior to the Notes being paid in full by the conversion of the preferred stock and release of restricted cash discussed above which occurred at June 30, 2004.
After June 30, 2004 the proceeds from any exercise of warrants are available to the Company for general corporate purposes.

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

Acquisition

After initially reaching an agreement in principle to purchase our largest supplier on February 17, 2005, a definitive agreement was signed April 12, 2005 to purchase all of the assets of that supplier. The transaction closed on April 29, 2005. The final consideration that was agreed upon consists of $7 million in cash and $8 million in shares of the company's restricted common stock. The structuring of this transaction includes new long-term financing from the company's commercial lender. Management projects that the benefits of additional profits and cost reductions realized by combining operations will provide significant increases to the company's revenues, gross profits, and return on investment for shareholders beginning in the latter half of fiscal 2005.

Item 3.   Controls and Procedures
---------------------------------

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

By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to: competitive price pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, and general economic, financial and business conditions.



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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2005.

                CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Ron Hickman
                ------------------------------------
		Ron Hickman
		Principal Executive Officer, President and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 16, 2005.

By:	/s/ Ron Hickman		Principal Executive Officer, President and
      -------------------
	Ron Hickman 		Director


By:     /s/ David Davis         Principal Financial Officer and
      -------------------
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
      -------------------
	F.L. Miller

By:	/s/ Jim Danbom		Director
      -------------------
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
      -----------------------
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
      -----------------------
	Rod Simonson