Form 10QSB
period 2005-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2005-08-15
CIK 1157758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-QSB


         (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005


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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 2, 2005 was 6,309,180 and there were 765 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

Cycle Country Accessories Corp.
Index to Form 10-QSB



Part I   Financial Information                                            Page
                                                                          ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - June 30, 2005...............2


         Condensed Consolidated Statements of Income - Three Months and Nine
         Months Ended June 30, 2005 and 2004................................3


         Condensed Consolidated Statements of Cash Flows - Nine Months
         Ended June 30, 2005 and 2004 ......................................5


         Notes to Condensed Consolidated Financial Statements...............7



Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................12

Item 3.  Controls and Procedures............................................21


Part II  Other Information


Item 1.  Legal Proceedings..................................................22


Item 4.  Submissions of Matters to a Vote of Security Holders...............22


Item 6.  Exhibits...........................................................22


Signatures..................................................................23

Part I   Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2005
(Unaudited)

                                     Assets
                                     ------

Current Assets:


   Cash and cash equivalents                                      $     531,838
   Accounts receivable, net                                           1,452,722
   Inventories                                                        6,076,294
   Income taxes receivable                                              225,799
   Deferred income taxes                                                 75,685
   Prepaid expenses and other                                           143,653
                                                                  --------------
            Total current assets                                      8,505,991
                                                                  --------------

Property, plant, and equipment, net                                  13,830,066
Intangible assets, net                                                  186,356
Goodwill                                                              4,890,146
Other assets                                                            135,914
                                                                  --------------
                  Total assets                                    $  27,548,473
                                                                  ==============


                       Liabilities and Stockholders' Equity
                       ------------------------------------

Current Liabilities:
    Accounts payable                                             $     705,429
    Accrued expenses                                                   625,725
    Accrued interest payable                                             2,416
    Current portion of bank notes payable                              524,226
                                                                 --------------
           Total current liabilities                                 1,857,796
                                                                 --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                         6,393,082
    Deferred income taxes                                            2,410,898
                                                                 --------------
                  Total liabilities                                 10,661,776
                                                                 --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                          -
    Preferred stock, $.0001 par value; 2,000,000 shares
       authorized; no shares issued or outstanding                          -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 6,309,180 shares issued and outstanding                 631
    Additional paid-in capital                                      14,371,639
    Retained earnings                                                2,514,427
                                                                 --------------
           Total stockholders' equity                               16,886,697
                                                                 --------------
Total liabilities and stockholders' equity                       $  27,548,473
                                                                 ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                               Three Months Ended June 30,
                                               2005                  2004
                                          --------------         --------------
                                           (Unaudited)            (Unaudited)
Revenues:
 Net sales                                $   3,282,825          $   4,035,775
 Freight income                                  31,640                 31,724
                                          --------------         --------------
       Total revenues                         3,314,465              4,067,499
                                          --------------         --------------
Cost of goods sold                           (2,366,152)            (3,006,499)
                                          --------------         --------------
       Gross profit                             948,313              1,061,000
                                          --------------         --------------
Selling, general, and administrative
   expenses                                    (861,089)              (706,345)
                                          --------------         --------------
      Income from operations                     87,224                354,655
                                          --------------         --------------
Other Income (Expense):
  Interest expense                              (76,972)               (48,655)
  Interest income                                 5,579                  4,629
  Miscellaneous                                  29,989                  4,257
                                          --------------         --------------
      Total other expense                       (41,404)               (39,769)
                                          --------------         --------------
      Income before provision
         for income taxes                        45,820                314,886
                                          --------------         --------------
Provision for income taxes                      (16,266)              (119,479)
                                          --------------         --------------
      Net income                          $      29,554          $     195,407

Dividends on preferred stock                        -                    7,644
                                          --------------         --------------
      Net income available to common
         Stockholders                     $      29,554          $     187,763
                                          ==============         ==============
Weighted average shares outstanding:
   Basic                                      5,883,008              4,305,784
                                          ==============         ==============
   Diluted                                    5,954,771              4,708,624
                                          ==============         ==============
Earnings per share:
   Basic                                  $        0.01          $        0.04
                                          ==============         ==============
   Diluted                                $        0.01          $        0.04
                                          ==============         ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                Nine Months Ended June 30,
                                               2005                 2004
                                          --------------       --------------
                                           (Unaudited)
(Unaudited)
Revenues:
 Net sales                                $  11,652,508          $  14,973,212
 Freight income                                  94,922                119,563
                                          --------------         --------------
       Total revenues                        11,747,430             15,092,775
                                          --------------         --------------
Cost of goods sold                           (8,324,130)           (11,162,822)
                                          --------------         --------------
       Gross profit                           3,423,300              3,929,953
                                          --------------         --------------
Selling, general, and administrative
   expenses                                  (2,554,489)            (2,182,758)
                                          --------------         --------------
      Income from operations                    868,811              1,747,195
                                          --------------         --------------
Other Income (Expense):
  Interest expense                              (77,531)              (131,135)
  Interest income                                22,022                 15,921
  Miscellaneous                                  79,659                 40,910
                                          --------------         --------------
      Total other income (expense)               24,150                (74,304)
                                          --------------         --------------
      Income before provision for
         income taxes                           892 961              1,672,891
                                          --------------         --------------
Provision for income taxes                     (317,001)              (608,361)
                                          --------------         --------------
      Net income                          $     575,960          $   1,064,530

Dividends on preferred stock                        -                   52,395
                                          --------------         --------------
      Net income available to common
         Stockholders                     $     575,960          $   1,012,135
                                          ==============         ==============
Weighted average shares outstanding:
   Basic                                      5,325,010              4,083,621
                                          ==============         ==============
   Diluted                                    5,537,137              4,361,435
                                          ==============         ==============
Earnings per share:
   Basic                                  $        0.11          $        0.25
                                          ==============         ==============
   Diluted                                $        0.10          $        0.24
                                          ==============         ==============


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Nine Months Ended June 30,
                                               2005                2004
                                          --------------     --------------
                                           (Unaudited)         (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     575,960          $   1,064,530
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           359,829                259,306
         Amortization                            15,904                 15,609
         Inventory reserve                       24,000                (21,340)
         Gain on sale of equipment              (59,239)                (6,514)
         (Increase) decrease in assets:
            Accounts receivable, net            238,516               (333,805)
            Inventories                      (1,649,317)              (581,614)
            Income taxes receivable            (225,799)                   -
            Prepaid expenses and other          175,396                102,608
         Increase (decrease) in liabilities:
            Accounts payable                   (932,580)               (42,405)
            Accrued expenses                   (299,476)               (84,653)
            Income taxes payable               (624,259)               605,653
            Accrued interest payable              2,416                 (2,200)
                                          --------------         --------------
Net cash provided by (used in)
   operating activities                      (2,398,649)               975,175
                                          --------------         --------------
Cash Flows from Investing Activities:
   Purchase of equipment                       (220,175)              (199,819)
   Purchase of net assets of Simonsen
       Iron Works                           ( 6,899,666)                   -
   Withdrawals from restricted cash                 -                1,911,054
   Deposits into restricted cash                    -                   (9,156)
   Proceeds from sale of equipment               83,375                 19,107
                                          --------------         --------------
Net cash provided by (used in)
   investing activities                     ( 7,036,466)             1,721,186
                                          --------------         --------------
Cash Flows from Financing Activities:
   Payments on bank notes payable               (82,692)            (3,631,954)
   Net borrowings from (payments on)
      bank line of credit                           -                 (420,000)
   Proceeds from exercise of stock warrants     467,000              1,500,000
   Proceeds from preferred stock conversion         -                   16,999
   Proceeds from bank notes payable           7,000,000                    -
   Payment of loan costs                        (11,826)                   -
                                          --------------         --------------
Net cash provided by (used in)
   financing activities                       7,372,482             (2,534,955)
                                          --------------         --------------
Net increase (decrease) in cash and
   cash equivalents                          (2,062,633)               161,406

Cash and cash equivalents, beginning of
   period                                     2,594,471                215,551
                                          --------------         --------------
Cash and Cash Equivalents, end of
   period                                 $     531,838          $     376,957
                                          ==============         ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                Nine Months Ended June 30,
                                               2005                2004
                                          --------------     --------------
                                           (Unaudited)        (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $      75,115       $    133,335
                                          ==============      ==============
      Income taxes                        $   1,168,991       $      2,708
                                          ==============      ==============
Supplemental schedule of non-cash investing and financing activities:

   Acquisition of net assets -
     Simonsen Iron Works Inc by
     issuance of common stock             $   7,975,940       $        -
                                          ==============      ==============
   Issuance of common stock for
     payment of employee compensation     $         -         $      9,902
                                          ==============      ==============
   Issuance of common stock for
     payment of dividends on preferred
     stock                                $         -         $     52,395
                                          ==============      ==============
   Issuance of common stock for
     payment of professional services
     fee included in prepaid expenses     $         -         $    171,750
                                          ==============      ==============
   Issuance of common stock for
     payment of a contract fee            $         -         $     13,150
                                          ==============      ==============
   Issuance of common stock for
     conversion of preferred stock        $         -         $  2,000,000
                                          ==============      ==============


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2005 and 2004
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2004 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004.


2.   Acquisition:

On April 29, 2005, the Company acquired 100 percent of the outstanding common stock of Simonsen Iron Works Inc., the Company's largest supplier. The results of Simonsen's operations have been included in the condensed consolidated financial statements since that date. Simonsen's is a fabricator of steel and metal parts, components and products for various manufacturers and businesses generally located within Iowa and the surrounding states. As a result of the acquisition, the Company expects to add profits and reduce costs through efficiency gains in production processes, product cost reductions, and administrative functions. It also expects to add profits by growing Simonsen's fabrication business.

The aggregate purchase price was $15,000,000, including $7,000,000 of cash and common stock valued at $8,000,000. The value of the 1,203,008 common shares issued was determined based on a set price of $6.65 per share. However, if the average closing price of the Company's common shares for a consecutive 30 day trading period which commenced on the 31st calendar day after the closing date results in a per share price which is lower than $6.65 then the Simonsen stockholders shall be issued the additional common stock needed such that the total number of shares issued multiplied by the average closing price per share equals the value of common stock set forth in the agreement, or $8,000,000. If the average closing price is greater than $6.65 then no additional shares shall be issued.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

                 At April 29, 2005
       --------------------------------------

Current assets                                $      1,585,351
Property, plant, and equipment                      11,099,334
Goodwill                                             4,848,446
Other assets                                            99,370
                                              ----------------
    Total assets acquired                           17,632,501

Current liabilities                                    347,812
Deferred tax liabilities                             2,284,689
                                              ----------------
    Total liabilities assumed                        2,632,501
                                              ----------------
Net assets acquired                           $     15,000,000
                                              ================

The $4,848,446 of goodwill will not be deductible for tax purposes and is allocated to the Company's ATV Accessories business segment.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2005 and 2004
(Unaudited)

2.   Acquisition (continued):

The deferred tax liability is the result of differences between book and tax bases of the property, plant and equipment acquired and the conversion to regular C corporation tax treatment from Simonsen's prior tax treatment under the subchapter S corporation election.

The following unaudited pro-forma combined condensed statements of income set forth the consolidated results of income for the three months and nine months ended June 30, 2005 and 2004, respectively, as if the above described acquisition and merger had occurred on October 1, 2005 and 2004, respectively. The unaudited pro-forma information does not purport to be indicative of the results that actually would have occurred if the merger had been in effect for the three months and nine months ended June 30, 2005 and 2004, respectively.

                          Pro-Forma Combined Condensed Statements of Income
                          -------------------------------------------------
                           Three months ended            Nine months ended
                                  June 30                     June 30
                             2005        2004           2005         2004
                           --------    --------       --------     --------
Total revenue             $3,514,505   $4,588,378    $12,779,671   $16,812,328
Net income(loss)          $  (78,627)  $  338,932    $  (224,744)  $ 1,952,747
Net income(loss) available
  to common shareholders  $  (78,627)  $  331,288    $  (224,744)  $ 1,900,352
Earnings per share, basic $    (0.01)  $     0.06    $     (0.04)  $      0.36
Earnings per share,
  diluted                 $    (0.01)  $     0.06    $     (0.03)  $      0.35

During the month of December 2004, Simonsen's had a one-time bonus in the amount of $860,000 issued to an officer/shareholder for the purpose of acquiring all of the Simonsen common stock owned by another shareholder. Had this one-time bonus not occurred overall pro-forma combined net income would be $342,856 for the nine months ended June 30, 2005. Earnings per share, basic and diluted, would be $0.05 and $0.05 for the nine months ended June 30, 2005, respectively.


3.   Goodwill:

Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's April 29, 2005 acquisition (see Note 2) is not being amortized in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.

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


4.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at June 30, 2005 are summarized as follows:

             Raw materials                              $   2,520,054
             Work in progress                                 674,895
             Finished goods                                 2,881,345
                                                        --------------
                Total inventories                       $   6,076,294
                                                        ==============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2005 and 2004
(Unaudited)


5.   Accrued Expenses:

The major components of accrued expenses at June 30, 2005 are summarized as follows:

             Accrued salaries and related benefits      $     340,961
             Accrued warranty expense                          45,000
             Distributor rebate payable                        48,544
             Accrued real estate tax                          109,476
             Deferred gross profit                             77,349
             Royalties payable                                  4,395
                                                        --------------
                Total accrued expenses                  $     625,725
                                                        ==============


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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended June 30, 2005 and 2004:



                                              For the three months ended                        For the nine months ended
                                                     June 30, 2005                                    Hune 30, 2005
                               -------------------------------------------------     ---------------------------------------
                                  Income             Shares          Per-share         Income        Shares        Per-share
                               (numerator)        (denominator)       amount         (numerator)   (denominator)      amount
                              --------------     ----------------   ------------     ------------  --------------   --------
Basic EPS
Income available to common
     stockholders              $      29,554       5,883,008         $      0.01      $    575,960    5,325,010    $    .11
                                                                        ========                                     ======
Effect of Dilutive Securities
Convertible preferred stock              -               -                                     -            -
Warrants                                 -            71,763                                   -        212,127
                               --------------     ------------                        -------------   -----------
Diluted EPS
Income available to common
     stockholders and assumed
     conversions                $     29,554       5,954,771         $      0.01      $    575,960    5,537,137    $    .10
                               ==============     ===========           ========      =============   ===========    ======



Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2005 and 2004
(Unaudited)

6.   Earnings Per Share (continued):



                                              For the three months ended                        For the nine months ended
                                                     June 30, 2004                                    Hune 30, 2004
                               -------------------------------------------------     ---------------------------------------
                                  Income             Shares          Per-share         Income        Shares        Per-share
                               (numerator)        (denominator)       amount         (numerator)   (denominator)      amount
                              --------------     ----------------   ------------     ------------  --------------   --------
Basic EPS
Income available to common
     stockholders              $    187,763         4,305,784        $      0.04      $  1,012,135    4,083,621      $   0.25
                                                                        ========                                      =======

Effect of Dilutive Securities
Convertible preferred stock           7,644               -                                 52,395          -
Warrants                                -             402,840                                  -        277,814
                               --------------    --------------                       --------------  -----------

Diluted EPS
Income available to common
  stockholders and assumed
  conversions                   $   195,407         4,708,624         $     0.04      $  1,064,530    4,361,435      $   0.24
                               ==============    ==============         ========      ============== ============     =======




7.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has three operating segments that assemble, manufacture, and sell a variety of products:
ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through our Weekend Warrior subsidiary. These lawn and garden accessories include lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004. Sales of snowplow blades comprised approximately 26% and 34% of ATV Accessories revenues during the three months ended June 30, 2005 and 2004, respectively, and approximately 57% and 60% of ATV Accessories revenues during the nine months ended June 30, 2005 and 2004, respectively. In addition, sales of snowplow blades comprised approximately 22% and 30% of the Company's consolidated total revenues during the three months ended June 30, 2005 and 2004, respectively, and approximately 51% and 55% of the Company's consolidated total revenues during the nine months ended June 30, 2005 and 2004, respectively. Sales of mowers comprised approximately 17% and 21% of ATV accessories revenues during the three months ended June 30, 2005 and 2004, respectively, and approximately 5% and 6% of ATV accessories revenues during the nine months ended June 30, 2005 and 2004, respectively. In addition, sales of mowers comprised approximately 15% and 18% of consolidated total revenues during the three months ended June 30, 2005 and 2004, respectively. Sales of Original Equipment Manufacturer (OEM) products, including John Deere and Land Pride, comprised approximately 21% and 21% of ATV accessories revenues during the three months ended June 30, 2005 and 2004, respectively, and approximately 14% and 17% of ATV accessories revenues during the nine months ended June 30, 2005 and 2004, respectively. In addition, sales of Original Equipment Manufacturer
(OEM) products, including John Deere and Land Pride, comprised approximately 18% and 18% of consolidated total revenues during the three months ended June 30, 2005 and 2004, respectively, and approximately 13% and 16% of consolidated total revenues during the nine months ended June 30, 2005 and 2004, respectively. Sales of wheel covers comprised approximately 12% and 12% of the Company's consolidated total revenues during the three months ended June 30, 2005 and 2004, respectively, and approximately 9% and 9% of the Company's consolidated total revenues during the nine months ended June 30, 2005 and 2004, respectively.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2005 and 2004
(Unaudited)

7.   Segment Information (continued):

The following is a summary of certain financial information related to the three segments during the three months and nine months ended June 30, 2005 and 2004:



                           Three months ended June 30,           Nine months ended June 30,
                                 2005          2004                  2005          2004
                           ----------------------------          --------------------------
Total revenues by segment
  ATV Accessories            $  2,872,797      $  3,551,846        $  10,551,239   $  13,699,608
  Plastic Wheel Covers            406,619           484,176            1,090,121       1,393,047
  Lawn and Garden                  51,919            82,346              225,723         273,488
                             -------------     -------------       --------------  --------------
    Total revenues by segment   3,331,335         4,118,368           11,867,083      15,366,143
  Freight income                   31,640            31,724               94,922         119,563
  Sales allowances                (48,510)          (82,593)            (214,575)       (392,931)
                             -------------     -------------       --------------  --------------
    Total revenues           $  3,314,465      $  4,067,499        $  11,747,430   $  15,092,775
                             =============     =============       ==============  ==============

Operating profit by segment
  ATV Accessories            $  1,299,867      $  1,085,886        $   4,065,808   $   4,154,538
  Plastic Wheel Covers            158,696           262,802              464,314         741,675
  Lawn and Garden                  21,735            34,126               90,558         106,770
  Freight income                   31,640            31,724               94,922         119,563
  Sales allowances                (48,510)          (82,593)            (214,575)       (392,932)
  Factory overhead               (515,115)         (270,946)          (1,077,727)       (799,661)
  Selling, general, and
    administrative               (861,089)         (706,345)          (2,554,489)    (2,182,758)
  Interest income (expense),
    net                           (71,393)          (44,026)             (55,509)      (115,214)
  Other income (expense), net      29,989             4,257               79,659         40,910
  Provision for income taxes      (16,266)         (119,479)            (317,001)       608,361)
                             -------------     -------------       --------------  --------------
    Net income               $     29,554      $    195,406        $     575,960   $  1,064,530
                             =============     =============       ==============  ==============



The following is a summary of the Company's revenue in different geographic areas during the three months and nine months ended June 30, 2005 and 2004:



                          Three months ended June 30,           Nine months ended June 30,
                               2005           2004                  2005             2004
                          ---------------------------------------------------------------------

United States of America   $  2,960,835    $ 3,614,119          $  10,360,223    $  13,860,448
Other countries                 353,630        453,380              1,387,207        1,232,327
                          --------------  -------------        ---------------   --------------
     Total revenue         $  3,314,465    $ 4,067,499          $  11,747,430    $  15,092,775
                          ==============  =============        ===============   ==============



As of June 30, 2005, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 15.9% and 13% each of net revenues during the three months ended June 30, 2005, and approximately 18.6% and 15.8% each of net revenues during the three months ended June 30, 2004. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of net revenues during the three months ended June 30, 2005 or 2004.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2005 and 2004
(Unaudited)

7.   Segment Information (continued):

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 17.7%, 13.3%, and 10.3% each of net revenues during the nine months ended June 30, 2005, and approximately 16.9%, 15.8%, and 12.8% each of net revenues during the nine months ended June 30, 2004. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of net revenues during the nine months ended June 30, 2005 or 2004.


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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At June 30, 2005, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.


OVERALL RESULTS OF OPERATIONS - Three Months Ended June 30, 2005 and 2004


Revenues for the three months ended June 30, 2005 decreased $753,034, or 18.5%, to $3,314,465 from $4,067,499 for the three months ended June 30, 2004. Cost of goods sold decreased $640,347, or 21.3%, to $2,366,152 for the three months ended June 30, 2005 from $3,006,499 for the three months ended June 30, 2004. Additionally, gross profit as a percentage of revenue was 28.6% for the third quarter ended June 30, 2005 compared to 26.1% for the third quarter ended June 30, 2004. The decrease in revenues during the third quarter ended June 30, 2005 was mainly attributable to a 19% decrease in sales for our ATV accessories business segment, a 37% decrease in sales for our Lawn and Garden business segment, and a 16% decrease in sales for our Wheel Cover business segment, as compared to the third quarter ended June 30, 2004. Gross Profit as a percentage of revenue increased approximately 3% for the third quarter ended June 30, 2005 as compared to the third quarter ended June 30, 2004. The increase in gross profit as a percentage of revenue was mainly attributable to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. Also contributing to the increased gross profit is the merger with Simonsen Iron Works Inc., our largest supplier, completed on April 29, 2005, which reduced our cost of goods by the profit previously paid to Simonsen's, thus increasing
our overall gross profit margins.   Gross profit in dollars decreased
$112,687, or 10.6%, to $948,313 for the third quarter ended June 30, 2005 from $1,061,000 for the third quarter ended June 30, 2004.
Sales to our United States distributors and OEM customers during the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 decreased $653,284, or 18.1%, to $2,960,835 from
$3,614,119 and sales to our International distributors during the third quarter of fiscal 2005 decreased $99,750, or 22%, to $353,630 from $453,380 as compared to the third quarter of fiscal 2004. The decrease in revenues can be attributed to a shorter and milder winter season. Management has elected to increase inventory levels and improve on-time deliveries this fiscal year to eliminate the potential for a large backlog of orders as occurred during fiscal 2004. Decreased mower sales during this third quarter as compared to the third quarter of last year also contributed to the decrease in revenues.

Selling, general, and administrative expenses increased $154,744, or 21.9%, to $861,089 for the three months ended June 30, 2005 from $706,345 for the three months ended June 30, 2004. As a percentage of revenue, selling, general, and administrative expenses were 26% for the three months ended June 30, 2005 compared to 17% for the three months ended June 30, 2004. The significant changes in operating expenses for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 were: employee wage expense increased approximately $87,400, or 38%, employee health insurance expense increased approximately $20,500, or 158%, shipping and handling costs increased approximately $84,900, or 100%, advertising expenses decreased approximately $37,100, or 36%. Employee wage expense, employee benefit expenses, and other expense increases were attributable to the merger with Simonsen Iron Works, which occurred during the third quarter of fiscal 2005.

Interest and miscellaneous income increased approximately $26,700 from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. The increase is primarily due to an increase in gains recognized from the sales of assets during the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.
Interest expense increased approximately $28,300, or 58% for the three months ended June 30, 2005 from the three months ended June 30, 2004. Management anticipates interest expense over the remaining quarter of fiscal 2005 will increase moderately as the acquisition of our major supplier, Simonsen Iron Works Inc., necessitated the establishment of new loans with the company's commercial lender. However, profits added and cost efficiencies gained as a result of the acquisition and merger will, in management's opinion, be significant enough to adequately service the new loans and expand the company's revenue, income and shareholders return on investment.



OVERALL RESULTS OF OPERATIONS - Nine months Ended June 30, 2005 and 2004


Revenues for the nine months ended June 30, 2005 decreased $3,345,345, or 22.2%, to $11,747,430 from $15,092,775 for the nine months ended June 30, 2004. Cost of goods sold decreased $2,838,692, or 25.4%, to $8,324,130 for the nine months ended June 30, 2005 from $11,162,822 for the nine months ended June 30, 2004. Additionally, gross profit as a percentage of revenue was 29.1% for the nine months ended June 30, 2005 compared to 26% for the nine months ended June 30, 2004. The decrease in revenues during the nine months ended June 30, 2005 was mainly attributable to a 23% decrease in sales for our ATV accessories business segment, a 18% decrease in sales for our Lawn and Garden business segment, and a 22% decrease in sales for our Wheel Cover business segment, as compared to the nine months ended June 30, 2004. Gross Profit as a percentage of revenue increased approximately 3% for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. The increase in gross profit as a percentage of revenue was mainly attributable to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. Gross profit in dollars decreased $506,653, or 12.9%, to $3,423,300 for the nine months ended June 30, 2005 from $3,929,953 for the nine months ended June 30, 2004. Sales to our United States distributors and OEM customers during the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004 decreased $3,500,225, or 25.3%, to $10,360,223 from $13,860,448 and sales to our International distributors during the nine months ended June 30, 2005 increased $154,880, or 12.6%, to $1,387,207 from $1,232,327 for the nine months ended June 30, 2004. The decrease in revenues can be attributed to a shorter and milder winter season. Management has elected to increase inventory levels and improve on-time deliveries this fiscal year to eliminate the potential for a large backlog of orders as occurred during fiscal 2004. Revenues and gross profit for the first quarter of fiscal 2005 exceeded the results for the first quarter of fiscal 2004. Management projects strong results for the fourth quarter of fiscal 2005 as distributors and OEM customers are placing orders at levels equal to what they did during
the fourth quarter of fiscal 2004.   To meet the strong ordering
levels for the fourth quarter, management has built up inventory during the second and third quarters to maintain our near-perfect order fulfillment and on-time deliveries going forward, especially for the fourth quarter which is traditionally our strongest quarter. The build up of inventory also allows us to level out production runs to avoid costly overtime labor.

Selling, general, and administrative expenses increased $371,731, or 17%, to $2,554,489 for the nine months ended June 30, 2005 from $2,182,758 for the nine months ended June 30, 2004. As a percentage of revenue, selling, general, and administrative expenses were 22% for the nine months ended June 30, 2005 compared to 15% for the nine months ended June 30, 2004. The significant changes in operating expenses for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004 were: employee wage expense increased approximately $170,500, or 30%, insurance expense increased approximately $42,800, or 36%, professional fees increased approximately $191,900, or 89%, advertising expenses decreased approximately $59,100, or 18%, commission expense increased approximately $33,300, or 53%. Employee wage expense, employee benefit expenses, insurance and other certain expense increases were partly attributable to the merger with Simonsen Iron Works, our largest supplier, which occurred during the third quarter of fiscal 2005. Professional fees include costs associated with services provided by an investor relations firm through the first two quarters of fiscal 2005 to promote and market the Company to potential brokers and investors of approximately $269,000 for the nine months ended June 30, 2005.

Interest and miscellaneous income increased approximately $44,900 from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. The increase is primarily due to an increase in gains recognized from the sales of assets during the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. Interest expense decreased approximately $53,600, or 41% for the nine months ended June 30, 2005 from the nine months ended June 30, 2004. Management anticipates interest expense for the fourth quarter of fiscal 2005 will increase moderately as the acquisition of our major supplier, Simonsen Iron Works Inc., necessitated the establishment of new loans with the company's commercial lender. However, profits added and cost efficiencies gained as a result of the acquisition and merger will, in management's opinion, be significant enough to adequately service the new loans and expand the company's revenue, income and shareholders return on investment.

We anticipate that our revenues and gross profits for the fourth quarter of fiscal 2005 will be as strong as the actual results for the fourth quarter of fiscal 2004. As we continue our efforts to reduce costs, improve labor efficiency, and reset product pricing to maintain management's gross profit goals, we anticipate that each quarter's gross profits, as well as each quarter's net income, will continue to record significant improvements. To accomplish our revenue goals our plans include seeking out opportunities for our current products in new markets, increasing sales and strengthening our position in the markets that we are already in, expanding our OEM business, and continuing the company's heritage of developing new products. In addition, the acquisition of our major supplier, Simonsen Iron Works Inc., will provide additional profits and cost reductions that will also strengthen our results for the fourth quarter of fiscal 2005 and beyond. We foresee selling, general and administrative expenses remaining at approximately the current levels as a percentage of revenues during the remainder of fiscal 2005 as we continue our focus to complete the merger and integration of Simonsen's, contain costs, and reduce expenses while maintaining a consistent level of administrative support.


BUSINESS SEGMENTS

As more fully described in Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this filing, the Company operates three reportable business segments: ATV Accessories, Plastic
Wheel Covers, and Lawn and Garden.   ATV accessories utilizes a two-
step distribution method, we are vertically integrated in our Plastic Wheel Cover segment, and we utilize a single-step distribution method for our Lawn and Garden segment.

ATV ACCESSORIES - Three Months Ended June 30, 2005 and 2004
Revenues for the three months ended June 30, 2005 decreased $679,049, or 19.1%, to $2,872,797 from $3,551,846 for the three months ended June 30, 2004. The decrease was mainly attributable to a decrease in sales of our Snowplow Blades of approximately $473,900, or 39%, and our mowers of approximately $250,900, or 34%. The decrease in revenues can be attributed to a shorter and milder winter season. Management has elected to increase inventory levels and improve on-time deliveries this fiscal year to eliminate the potential for a large backlog of orders as occurred during fiscal 2004. Management projects strong results for the fourth quarter of fiscal 2005 as distributors and OEM customers are placing orders at levels equal to what they did during the fourth quarter of fiscal 2004.

Cost of goods sold for the three months ended June 30, 2005 decreased $893,030, or 36.2%, to $1,572,930 from $2,465,960 for the three months ended June 30, 2004. Gross profit as a percent of revenues was 45.3% for the three months ended June 30, 2005 compared to 30.6% for the corresponding period in fiscal 2004. The increase in gross profit as a percentage of revenue was mainly attributable to the merger with Simonsen Iron Works Inc., our largest supplier, completed on April 29, 2005, which reduced our cost of goods by the profit previously paid to Simonsen's, thus increasing our gross profit margins. Also contributing to the increase in gross profit is management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. Gross profit was $1,299,867 for the three months ended June 30, 2005 as compared to $1,085,886 for the three months ended June 30, 2004. Management expects the strong improvement in gross profit to continue throughout the fourth quarter of fiscal 2005 as individual product gross profits will be monitored against set standards, raw material and input cost containment efforts will continue, and direct labor efficiencies gained over the last few quarters will be maintained. In addition, the merger of Simonsen's, our major supplier, will provide additional profits and cost reductions that will also strengthen our results for the fourth quarter of fiscal 2005. Although steel prices have so far stabilized in 2005 there is still the potential for volatile price swings within the steel market. Management believes that should significant price increases in steel occur that this additional cost could be passed on to our customers with minimal to no impact on sales.

PLASTIC WHEEL COVERS - Three Months Ended June 30, 2005 and 2004

Revenues for the three months ended June 30, 2005 decreased $77,557, or 16%, to $406,619 from $484,176 for the three months ended June 30, 2004. The decrease in revenues was due to a golf car OEM customer designing a different wheel not needing a wheel cover to supply its newest golf car line. We project sales will return to fiscal 2004 levels during the fourth quarter of fiscal 2005 as OEM customers are indicating demand is steadily exceeding their original projections. We are actively pursuing the development of new designs in wheel covers and a new wheel insert to complement our popular Sport Edition wheel cover and our Turbine wheel cover to rejuvenate the market with new choices and stimulate growth. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need. We are also evaluating new market channels to sell our trailer wheel covers, as we believe this product holds the promise for additional growth for our Plastic Wheel Cover segment. The initial results of these efforts should be realized during fiscal 2006.

Cost of goods sold for the three months ended June 30, 2005 increased by $26,549, or 12%, to $247,923 from $221,374 for the three months ended June 30, 2004. Gross profit as a percent of revenue was 39% for the three months ended June 30, 2005 compared to 54.3% for the corresponding period in fiscal 2004. The decrease in gross profit during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was attributable to increased material costs. Increased material costs included raw plastic, which increased over 70% from last year to this year, and an increase in the amount of clear coat compound applied to each wheel to meet higher durability standards set by management. Gross profit for the three months ended June 30, 2005 was $158,696 compared to $262,802 for the three months ended June 30, 2004. Going forward we will continue to evaluate our processes, costs and product pricing to maintain or improve our profit while remaining the dominant company in the markets we sell.

LAWN AND GARDEN - Three Months Ended June 30, 2005 and 2004
This segment contains our Weekend Warrior products, which feature pull-behind and 3-point implements, designed and built for garden tractors and utility ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the three months ended June 30, 2005 decreased $30,427, or 37%, to $51,919 from $82,346 for the three months ended June 30, 2004. The decrease in the third quarter is attributable to decreased sales of our Weekend Warrior three-point products, sprayers and spreaders. Cost of goods sold for the three months ended June 30, 2005 decreased $18,036, or 37.4%, to $30,184 from $48,220 for the three months ended June 30, 2004. Gross profit as a percent of revenue was 41.9% for the three months ended June 30, 2005 compared to 41.4% for the three months ended June 30, 2004. Gross profit for the three months ended June 30, 2005 was $21,735 compared to $34,126 for the three months ended June 30, 2004.

GEOGRAPHIC REVENUE - Three Months Ended June 30, 2005 and 2004




                                                                          Increase      Increase
Country                    Fiscal Year 2005           Fiscal Year 2004   (Decrease) $  (Decrease) %
----------------------------------------------------------------------------------------------------

United States of America     $  2,960,835                 $  3,614,119      $ (653,284)    (18.1%)

All Other Countries          $    353,630                 $    453,380      $  (99,750)    (22.0%)




The decrease during the three months ended June 30, 2005 in other countries was due to a decrease of sales in Canada and Europe. The decrease during the three months ended June 30, 2005 in the Unites States of America was due to reduced sales across all regions serviced by our domestic distributors and OEM customers caused by the improvements in order fulfillment, as discussed previously (see OVERALL RESULTS OF OPERATIONS).

ATV ACCESSORIES - Nine months Ended June 30, 2005 and 2004
Revenues for the nine months ended June 30, 2005 decreased $3,148,369, or 23%, to $10,551,239 from $13,699,608 for the nine months ended June 30, 2004. The decrease was mainly attributable to a decrease in sales of our Snowplow Blades of approximately $2,288,300, or 28%, and our OEM products, which includes John Deere, Land Pride and other OEM customers, of approximately $866,000, or 37%. The decrease in revenues can be attributed to a shorter and milder winter season. Management has elected to increase inventory levels and improve on-time deliveries this fiscal year to eliminate the potential for a large backlog of orders as occurred during fiscal 2004. Revenues and gross profit for the first quarter of fiscal 2005 exceeded the results for the first quarter of fiscal 2004.
Management projects strong results for the fourth quarter
of fiscal 2005 as distributors and OEM customers are placing orders at levels equal to what they did during the fourth quarter of
fiscal 2004.   To meet the strong ordering levels for the fourth
quarter, management has built up inventory during the second and third quarters to maintain our near-perfect order fulfillment and on-time deliveries going forward, especially for the fourth quarter which is traditionally our strongest quarter. The build up of inventory also allows us to level out production runs to avoid costly overtime labor.

Cost of goods sold for the nine months ended June 30, 2005 decreased $3,059,639, or 32%, to $6,485,431 from $9,545,070 for the nine months ended June 30, 2004. Gross profit as a percent of revenues was 38.5% for the nine months ended June 30, 2005 compared to 30.3% for the corresponding period in fiscal 2004. The increase in gross profit as a percentage of revenue was mainly attributable to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. Gross profit was $4,065,808 for the nine months ended June 30, 2005 as compared to $4,154,538 for the nine months ended June 30, 2004. Management expects the strong improvement in gross profit to continue throughout the fourth quarter of fiscal 2005 as individual product gross profits will be monitored against set standards, raw material and input cost containment efforts will continue, and direct labor efficiencies gained over the last few quarters will be maintained. In addition, the acquisition and merger of Simonsen Iron Works Inc., our major supplier, will provide additional profits and cost reductions that will also strengthen our results for the fourth quarter of fiscal 2005 and beyond. Although steel prices have so far stabilized in 2005 there is still the potential for volatile price swings within the steel market. Management believes that should significant price increases in steel occur that this additional cost could be passed on to our customers with minimal to no impact on sales.

PLASTIC WHEEL COVERS - Nine months Ended June 30, 2005 and 2004

Revenues for the nine months ended June 30, 2005 decreased $302,926, or 21.7%, to $1,090,121 from $1,393,047 for the nine months ended June 30, 2004. The decrease in revenues was due to a golf car OEM customer designing a different wheel not needing a wheel cover to supply its newest golf car line. We project sales will return to fiscal 2004 levels during the fourth quarter of fiscal 2005 as OEM customers are indicating demand is steadily exceeding their original projections. We are actively pursuing the development of new designs in wheel covers and a new wheel insert to complement our popular Sport Edition wheel cover and our Turbine wheel cover to rejuvenate the market with new choices and stimulate growth. Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need. We are also evaluating new market channels to sell our trailer wheel covers, as we believe this product holds the promise for additional growth for our Plastic Wheel Cover segment. The initial results of these efforts should be realized during fiscal 2006.

Cost of goods sold for the nine months ended June 30, 2005 decreased $25,566, or 3.9%, to $625,807 from $651,373 for the nine months ended June 30, 2004. Gross profit as a percent of revenue was 42.6% for the nine months ended June 30, 2005 compared to 53.2% for the corresponding period in fiscal 2004. The decrease in gross profit during the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004 was attributable to increased material costs. Increased material costs included raw plastic, which increased over 50% from last year to this year, and an increase in the amount of clear coat compound applied to each wheel to meet higher durability standards set by management. Gross profit for the nine months ended June 30, 2005 was $464,314 compared to $741,675 for the nine months ended June 30, 2004. Going forward we will continue to evaluate our processes, costs and product pricing to maintain or improve our profit while remaining the dominant company in the markets we sell.

LAWN AND GARDEN - Nine Months Ended June 30, 2005 and 2004

This segment contains our Weekend Warrior products, which feature pull-behind and 3-point implements, designed and built for garden tractors and utility ATVs. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. Revenues for the nine months ended June 30, 2005 decreased $47,765, or 18%, to $225,723 from $273,488 for the nine months ended June 30, 2004. The decrease in the first nine months of fiscal 2005 is attributable to decreased sales to direct-retail customers of our Weekend Warrior products. Cost of goods sold for the nine months ended June 30, 2005 decreased $31,553, or 18.9%, to $135,165 from
$166,718 for the nine months ended June 30, 2004. Gross profit as a percent of revenue was 40.1% for the nine months ended June 30, 2005 compared to 39% for the nine months ended June 30, 2004. Gross profit for the nine months ended June 30, 2005 was $90,558 compared to $106,770 for the nine months ended June 30, 2004.

GEOGRAPHIC REVENUE - Nine months Ended June 30, 2005 and 2004




                                                                          Increase      Increase
Country                    Fiscal Year 2005           Fiscal Year 2004   (Decrease) $  (Decrease) %
----------------------------------------------------------------------------------------------------

United States of America     $  10,360,223              $   13,860,448     $(3,500,225)   (25.3%)

All Other Countries          $   1,387,207              $    1,232,327     $   154,880     12.6%




The increase during the nine months ended June 30, 2005 in other countries was due to an increase of sales in Europe. The decrease during the nine months ended June 30, 2005 in the Unites States of America was due to reduced sales across all regions serviced by our domestic distributors and OEM customers caused by the shorter and milder winter and improvements in order fulfillment, as discussed previously (see OVERALL RESULTS OF OPERATIONS).

Liquidity and Capital Resources

Overview

Cash flows provided by built-up cash balances provide us with a significant source of liquidity.

Cash and cash equivalents were $531,838 as of June 30, 2005 compared to $2,594,471 as of September 30, 2004. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.
In the first nine months ended June 30, 2005 we made approximately $220,000 in capital expenditures, received approximately $83,400 from the sale of capital equipment, received $467,000 from the exercise of warrants to purchase common shares of the Company, and completed the acquisition and merger of Simonsen Iron Works Inc., our largest supplier, for $15,000,000 (see below). By the end of fiscal 2005 management expects total capital expenditures, excluding the acquisition discussed below, to approximate $400,000.

Working Capital

Net working capital was $6,648,195 at June 30, 2005 compared to $4,827,339 at September 30, 2004. The change in working capital is primarily due to the following:



                                Balance               Balance            Increase      Percent
                              June 30, 2005      September 30, 2004     (Decrease)      Change
                              ---------------    ------------------     ----------     --------

Cash and cash
equivalents                    $   531,838         $   2,594,471          $(2,062,633)  (79.5%)
Accounts receivable              1,452,722             1,232,582              220,140    17.9%
Inventories                      6,076,294             3,481,051            2,595,243    74.6%
Income taxes receivable            225,799                  -                 225,799   100.0%
Prepaid expenses                   143,653               283,208             (139,555)  (49.3%)
Accounts payable                   705,429             1,485,522             (780,093)  (52.5%)
Accrued expenses                   625,725               729,877             (104,152)  (14.3%)
Income taxes payable                  -                  624,259             (624,259) (100.0%)
Current portion of
   bank notes payable              524,226                  -                 524,226   100.0%



Long-Term Debt

On June 25, 2003, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes were collateralized by all of the Company's assets, were payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.5% at June 30, 2004, paid-in-full date) for Note One and principal and interest at prime + 0.625% (4.625% at June 30, 2004, paid-in-full date) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate could never exceed 9.5% or be lower than 4.5% for Note One and could never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment was $11,473 and $42,324 for Note One and Note Two, respectively, and was applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate was adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants were applied to any outstanding balance on the Notes or the Line of Credit described below. At June 30, 2005 and 2004, there were no balances owed for Note One and Note Two, respectively, as the debts were retired in full at June 30, 2004 from the application of the proceeds from exercised stock warrants and the previously restricted cash balance which was released upon the conversion of the convertible preferred stock into common stock of the Company.

On April 29, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $4,000,000 ("Note One") and a second note payable for $3,000,000 ("Note Two") with the commercial lender. The Notes are collateralized by all of the Company's assets, are payable in monthly installments from May 2005 until April 2020 for Note One and until April 2012 for Note Two, which include principal and interest at prime + 0.50% (6.5% at June 30, 2005) for Note One and principal and interest at prime + 0.50% (6.5% at June 30, 2005) for Note Two, with a final payment upon maturity on April 25, 2020 for Note One and April 25, 2012 for Note Two. The variable interest rate can never exceed 9.0% or be lower than 5.0% for Note One and for Note Two, respectively. The monthly payment is $34,297 and $44,186 for Note One and Note Two, respectively, and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. At June 30, 2005, $3,973,913 and $2,943,395 for Note One and Note Two,
respectively, were outstanding on the Notes. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below. At June 30, 2004, no balances existed for Note One and Note Two, respectively, as these are new Notes created on April 29, 2005.

Line of Credit

On January 1, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (6.75% at June 30, 2005) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10% or be lower than 5.25%. The Line of Credit matures on December 31, 2006. At June 30, 2005 and 2004, there was no balance outstanding on the Line of Credit.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred shares issued in June of 2003 and discussed below. At June 30, 2005 and 2004, the Company met all of the required financial ratios.

Financing Agreement / Preferred Shares

On June 11, 2003, the Company entered into and closed upon a financing agreement whereby the Company's newly authorized preferred shares were issued in exchange for restricted cash. The restricted cash would be made available to the Company for general corporate purpose usage upon the conversion of the Preferred Stock. The preferred shares were convertible into the Company's common shares based on an annually set conversion price computed as the average of the five lowest closing prices of the common stock for the twenty-two trading days prior to each anniversary date. Upon an event of default, the investment may have been reclassified as a debt obligation of the Company. This new series of preferred shares was cumulative and convertible with dividends computed on a simple interest per annum basis using the current prime interest rate plus 0.5% (4.5% at June 30, 2004, full conversion date) and was to be paid prior to any dividends being paid or declared on the Company's common stock. The Company has 2,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at June 30, 2005. As of June 30, 2004, all of the convertible preferred shares were converted into common shares of the Company. The conversion also released the restricted cash to the Company for general corporate purpose usage of which almost all of the balance was applied to the Notes with the commercial lender to retire the Company's Notes payable in full.

Warrants

The Company previously issued 2,040,000 warrants to purchase one share of the Company's common stock per warrant at $4.00 per share. 2,000,000 warrants will expire August 21, 2005, unless extended by the board of directors and 40,000 warrants, issued with the preferred shares discussed above, will expire June 9, 2010. As of June 30, 2005, the Company has received, in total, $2,167,000 from the exercise of 541,750 warrants. As of the nine months ended June 30, 2005, the Company has received $467,000 from the exercise of 116,750 warrants. The proceeds were applied to the outstanding balance on the Notes created June 25, 2003 as stipulated in the secured credit agreement with the commercial lender prior to the Notes being paid in full by the conversion of the preferred stock and release of restricted cash discussed above which occurred at June 30, 2004. After June 30, 2004 and prior to the new Notes created April 29, 2005, the proceeds from any exercise of warrants were available to the Company for general corporate purposes.

Capital Resources

Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during the fourth quarter of fiscal year 2005. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

Acquisition

After initially reaching an agreement in principle to purchase our largest supplier on February 17, 2005, a definitive agreement was signed April 12, 2005 to purchase all of the assets of that supplier. The transaction closed on April 29, 2005. The final consideration that was agreed upon consists of $7 million in cash and $8 million in shares of the Company's common stock. The structuring of this transaction includes new long-term financing from the Company's commercial lender (discussed earlier). Management projects that the benefits of additional profits and cost reductions realized by combining operations will provide significant increases to the company's revenues, gross profits, and return on investment for shareholders in the years ahead and some of those benefits materialized in the latter part of the third quarter of fiscal 2005.

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

Part II - Other Information


Item 1.  Legal Proceedings

Prior to the merger, Simonsen Iron Works Inc. was named a defendant in a wage discrimination lawsuit filed by Lori Christenson in the Iowa District Court in and for Clay County, IA (Case No. LACV 25639) that was filed on November 13, 2003. The suite was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge. Upon a motion for summary judgement sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of fiscal 2005. At that time the court allowed the retaliatory discharge claim but Simsonsen subsequently filed a motion to reconsider and dismiss this charge as well. As of the date of this report the court has not ruled on this motion to reconsider and, if the motion is denied, the remaining portion of the case is presently set to go to trial in 2006. Simonsen's, and now the Company, have contested the case vigorously and do not expect its outcome to have a material impact on its financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

A special vote by proxy was submitted to the Company's common shareholders during the third quarter of fiscal 2005 which sought approval for the Company's Board of Directors and Management's recommendation to acquire the Company's largest supplier, Simonsen Iron Works Inc., for $7 million in cash and $8 million in common shares of the Company. Deadline for voting was July 15, 2005. Upon tallying the votes submitted, the acquisition received 99.5% approval (2,784,754 shares approving, 14,757 shares disapproving).

Item 5.  Other Information

None.

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

                                    Signatures
                                    ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.

					CYCLE COUNTRY ACCESSORIES CORP.

                                        By:     /s/ Ron Hickman
                                           -------------------------
                                               Ron Hickman
                                        Principal Executive Officer, President
                                        and Director


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 15, 2005.

By:	/s/ Ron Hickman
        ------------------
            Ron Hickman         Principal Executive Officer, President
                                and Director


By:     /s/ David Davis
        -------------------
            David Davis         Principal Financial Officer and
                                Principal Accounting Officer

By:     /s/ F.L. Miller
        -------------------
            F.L. Miller         Director

By:     /s/ Jim Danbom
        -------------------
            Jim Danbom          Director

By:     /s/ L.G. Hancher Jr.
        --------------------
            L.G. Hancher Jr.    Director

By:     /s/ Rod Simonson
        --------------------
            Rod Simonson        Director

By:     /s/ Alan Bailey
       ---------------------
            Alan Bailey         Director

By:     /s/ John Gault
       ---------------------
            John Gault          Director