Form 10KSB
period 2005-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2005-12-29
CIK 1157758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

                                  (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

                       Commission file number: 333-68570

                        Cycle Country Accessories Corp.
      ---------------------------------------------------------------------
                (Name of small business issuer in its charter)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ].

Indicate by checkmark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The Company's revenues for the year ended September 30, 2005 were $17,181,463.

As of December 12, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a closing price of $3.24 per share held by non-affiliates on December 12, 2005) was $16,333,916.


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of December 12, 2005 was 7,285,432.

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

     On April 29, 2005 we acquired Simonsen Iron Works, Inc., which had been our largest supplier of fabricated steel parts for total consideration of $7,000,000 in cash and $8,000,000 worth of our common stock. We believe that our partnership with Simonsen has been a key to the success of our Company as working with this vendor allowed us to maintain the highest quality parts at the most economical cost. Going forward as one company will allow us to bring products to market sooner, reduce costs by streamlining production processes, and reducing overhead to maximize profits, while maintaining our high quality product standard.

     We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, oil filters and oil coolers, baskets and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat, Bombardier, and others. We design, engineer and assemble all accessory products at our headquarters and manufacture a large majority of the original equipment components at our Spencer facility, which is the site of Simonsen Iron Works, Inc.

     We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We sels our products to 9 distributors in the United States, most of which have sold our products continuously for the past 24 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 10 international distributors distributing our products to over 30 countries.

     We are also the largest manufacturer of golf car hubcaps in the world. We estimate that we maintain 70% of the original equipment manufacturer ("OEM") hubcap business. We have always sold directly to golf car manufacturers and we also have an excellent distribution network that reaches the after market throughout the United States, Europe and Asia.

     We are continuing our growth in the lawn and garden industry. Our market research continues to tell us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry. Our pull-behind products, 3-point implements, and other branded and private label accessories can be used with lawn and garden tractors and utility vehicles. We sell our products to several equipment manufacturers, dealers and retail outlets within the lawn and garden and utility vehicle markets. We continue to work with other manufacturers, dealers, and retail outlets to introduce these accessories into their product lines.

     Additionally, we are successfully continuing to provide contract manufacturing services at our Spencer facility (Simonsen Iron Works, Inc.) to outside manufacturers. We intend to continue growing this market by promoting the capabilities and unique manufacturing processes the Spencer facility can provide to other manufacturers.

     Our three largest customers accounted for approximately 38% of our net sales in the year ended September 30, 2005. Two of these three customers have represented a significant amount of our business every year for the past 19 years. While the percentage of total net sales these customers represent should decrease as our sales grow in other areas, such as Lawn and Garden, we do anticipate these customers will continue to represent a significant amount of our business.

INDUSTRY OVERVIEW

ATV Accessories:

     In today's ATV market there are several OEM's competing for market share. Honda has been the world leader followed by Polaris, Yamaha, Kawasaki, Suzuki, Arctic Cat and Bombardier. According to the Motorcycle Industry Council and Powersports Business, in 2004 there were over 1.1 million ATV's sold worldwide. This represented a 5% increase over 2003. 2005 worldwide ATV sales are forecasted to grow by 5.0% to 7.5% according to The Mercanti Group. According to Baird Research 71% of all units sold are Utility, 21% are Sport Quads, and 8% are in the Youth category. We consider the Utility Division to be our target market.


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

Lawn and Garden:

     According to The Outdoor Power Equipment Institute over 1 million new lawn and garden tractors are sold each and every year. Worldwide utility vehicle units sold in 2004 reached 158,000 according to Powersports Business magazine and sales are expected to top 200,000 units next year. Our market research continues to tell us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry. We sell our products to several equipment manufacturers, dealers and retail outlets within the lawn and garden and utility vehicle markets. We continually work with other manufacturers, dealers, and retail outlets to introduce these accessories into their product lines.


COMPANY HISTORY

     Cycle Country's market research has been a continued work in process for the past 24 years and that work still continues today. Our success was accomplished by constant market research and a constant effort to adjust to the changes in the industry. When we started in the ATV accessory industry ATV's were much smaller. They were small 3-wheeled vehicles with two-wheel drive. Today they are powerful 4-wheel drive vehicles capable of doing many more tasks. The ATV industry falls within both the recreational and machinery industry depending on the product and consumer. In 2004, over 1.1 million units were sold worldwide and there are well over 3 million units on the market today. Prospective ATV buyers lean toward a new purchase because of the strides manufacturers have made in product development. Partly due to our line of utility products the ATV manufacturers have focused their efforts to incorporate four wheel drive and making larger ATV's for greater hauling and work capacity.

     The idea for our business was born in 1981 when Jim Danbom recognized that an ATV could be used to plow snow. He manufactured and sold 100 snowplow kits that year. He sold more the next year and then in 1983 decided to incorporate. The business has grown every year since. Now in addition to snowplows, Cycle Country manufactures and sells a full range of products designed for the new and more powerful ATV's. These products include mowers, sprayers, spreaders, 3-point hitch, moldboard plow, disc harrow, furrower, cultivator, rake, and row planter. We also manufacture winches, winch mounts, chains, gun racks, plastic cargo boxes, steel mesh baskets, a rear hitch, and a very unique 5th wheel trailer.

     Over the last several years, we have expanded into manufacturing injection molded wheel covers primarily for the golf car industry. We are now entering our third year in the lawn & garden industry, utilizing some current products as well as creating new items specifically for that industry. Our acquisition three years ago of Weekend Warrior, with its garden utility attachments, has provided us with new products and new markets within the lawn and garden industry. Another acquisition three years ago, Perf-Form Products, Inc., has provided the company with a new line of premium oil filters and oil cooler products that fit very well into our current marketing and distribution channels and is providing us the opportunity to expand into the motorcycle, aviation, and marine industries.

     On April 29, 2005 we acquired Simonsen Iron Works, Inc., which had been our largest supplier of fabricated steel parts for total consideration of $7,000,000 in cash and $8,000,000 worth of our common stock. During the year ended September 30, 2004, we purchased approximately $8,140,000 of goods from Simonsen. This represented approximately 61% of our raw goods purchases during that year. We believe that our partnership with Simonsen has been a key to the success of our Company as working with this vendor allowed us to maintain the highest quality parts at the most economical cost. Going forward as one company will allow us to bring products to market sooner, reduce costs by streamlining production processes, and reducing overhead to maximize profits, while maintaining our high quality product standard.


PRODUCTS

ATV Accessories

     We offer a complete line of ATV accessories. Our products enhance the functionality and versatility of the ATV. The ATV was initially designed as a recreational vehicle but is rapidly becoming a multi-purpose vehicle serving both recreational and utility functions. Our products help ATV owners perform many of their utility needs. Research shows that approximately 71% of all the ATV's currently sold are for these utility functions.
We offer a standard one-year warranty on all products except snowplow blades, on which we offer a limited lifetime warranty.

     Seven manufacturers dominate the ATV industry. We manufacture accessories for all of the major manufacturer's ATV models and most smaller manufacturers.

     We manufacture our products from high-quality parts produced primarily at our Spencer facility (Simonsen Iron Works, Inc.), with final assembly and packaging performed at our headquarters. The following lists the major ATV accessory products and their proportion of total sales of the ATV accessory segment for the year ended September 30, 2005, which approximates 89% of total company sales: (a) Blades: 62%, (b) Winches and Winch Mounting Kits: 6%, (c) Mowers: 4%, (d) Tillage
Equipment: 1%, (e) Sprayers: 1%, (f) Spreaders: 1%. "Other" products comprise the remaining 25% of our sales and comprises some of the following: OEM products (including John Deere and Land Pride): 10%, Perf-Form oil filters and oil coolers: 4%, electric blade lift system: 2%, trailers: 1%.

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

Winches and Winch Mounts.

     We offer a complete line of electric winches and winch mounts to fit all ATV models. Models include 1,500, 2,000 and 3,000 pound capacity winches. Our winch mounts are designed to receive all of the major brands of ATV winches.

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

Other.

     Additionally, we offer a wide array of products such as tire chains, rack boxes, CV boot guards, spotlights, trailers, gun racks, cargo boxes, steel mesh baskets, and bed lift kits for various utility vehicles. Through acquisitions three years ago we have added a branded product line to our ATV accessories segment, Perf-Form Products, a line of premium oil filters and
oil coolers for motorcycles and ATVs.   The Perf-Form products
have performed well the past three years and we believe there still is great growth potential to be realized.

Wheel Covers

     We are a leading producer of injection-molded plastic specialty vehicle wheel covers for vehicles such as golf cars, riding lawn mowers and light duty trailers. This segment represents approximately 9% of our total company sales. Wheel cover products include 6", 8" and 10" sizes offered in both hot-stamped and metalized options. Styles include the Turbine, Sport Edition, and Maxam.

Lawn and Garden

     This segment contains our Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and utility vehicles as well as other products designed and built specifically for lawn and garden and utility vehicle equipment manufacturers for their own private product lines. Our products enhance the functionality and versatility of these tractors and utility vehicles. This segment represents approximately 2% of our total company sales. Products include a 64" tandem disc, 60" cultivator, brush cut mower, 15 and 25 gallon sprayers, spotlight, gun and tool rack, soft goods, bed lift, and a full line of three-point tillage equipment. As growth in the lawn and garden industry and utility vehicle industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment.

PRODUCT DEVELOPMENT

     We have remained competitive and grown over the past years by designing and marketing new products continually. We employ an experienced staff of four product design professionals that work with CAD/CAM technology in the design of new products.
This R&D group serves two primary functions: product retrofitting and new product design. Retrofitting of existing products accounts for roughly 50 percent of the engineers' time. Product development costs have averaged less than 1% of net sales the last two years. Management considers the engineering group a critical factor to the company's future and current success.

     New products introduced in 2005 included: a Yamaha V-Star motorcycle oil filter relocation kit, a 60 inch Quick Sweep broom, rear CV Boot Covers, bed side extensions and a rear screen for the John Deere Gator, and a variety of bags, ATV covers and other soft goods under the Weekend Warrior product
line.   New products introduced in 2004 included: a recently
patented Electric Blade Angle Kit, a 54" straight blade, a tool, gun and gear carrier for compact utility vehicles, Weekend Warrior and private label blades, gun and tool carriers, winch mounts, bed lifts, and a variety of private licensed products for lawn and garden and utility vehicle original equipment manufacturers (OEM's), such as John Deere, Club Car, and Compact Power Equipment.

     We are continually developing and researching new products, processes, and new applications for existing products.
There are no products presently being developed that will require a material investment of our resources.


PATENTS AND TRADEMARKS

     We maintain trademarks for all of our product names. In addition, we maintain patents for wheel covers, 3-point hitches, rack utility boxes, work power lift system, rub block on work power lift, grablight, the 5th wheel trailer, Perf-Form oil filter/cooler, and the Weekend Warrior universal tow frame. We also patented our Electric Blade Angle Kit which allows a rider to conveniently swivel any of our straight blades by a handlebar mounted switch while remaining seated on the ATV, making plowing a much quicker and more efficient process.


SUPPLIERS

     On April 29, 2005 we acquired Simonsen Iron Works, Inc., which had been our largest supplier of fabricated steel parts for total consideration of $7,000,000 in cash and $8,000,000 worth of our common stock. During the period October 1, 2004 through April 29, 2005, we purchased approximately $3,907,000 of goods from Simonsen. This represented approximately 67% of our raw goods purchases during that period and approximately 42% of our raw goods purchases for the entire fiscal year of 2005. We believe that our partnership with Simonsen has been a key to the success of our Company as working with this vendor allowed us to maintain the highest quality parts at the most economical cost. Going forward as one company will allow us to bring products to market sooner, reduce costs by streamlining production processes, and reducing overhead to maximize profits, while maintaining our high quality product standard.


MARKETING - CHANNELS OF DISTRIBUTION:

ATV Accessories:

Domestic Distribution

     We distribute our products domestically through 9 distributors that specialize in motorcycle and ATV accessories. These distributors are either regional or national. We believe that virtually every ATV dealer in the United States is served
by at least two of these distributors.   Because of this overlap
we believe that we would experience a minimal decline in sales if any one of our distributors decided to stop selling our products. Most of these distributors have been customers of Cycle Country since we first began selling ATV accessories. Our most recent distributor was added last year.

     During the year ended September 30, 2005, domestic accessory sales represent approximately 88% of our total ATV Accessory sales. For 2005, our largest distributor accounted for 23% of our domestic accessory sales and our five largest distributors accounted for 62% of our domestic accessory sales.

     In cooperation with John Deere, Land Pride, and
Bristers, we have developed several products that are now being sold as accessories for John Deere lawn and garden equipment, Land Pride utility vehicles, and Bristers utility vehicles. In addition, we have also cooperated with John Deere to provide licensed accessories for its line of Utility ATV's. Products include bags, plow kits, helmets, gloves, gun rack, grab light, and an ATV cover that Cycle Country manufactures and distributes to authorized John Deere ATV dealers as officially licensed product. OEM sales during the year ended September 30, 2005 represent approximately 13% of our total ATV
Accessory sales. We intend to continue expanding our associations with John Deere, Land Pride, and Bristers in the future as well as to seek new opportunities with other similar OEM's.

International Distribution

     We distribute our products internationally through 10 distributors that sell our products in over 30 countries. This department is in its 9th year of existence and has provided us with a profitable expansion of the ATV Accessory segment of business. We were recognized as the Iowa Small Business Exporter of the year in 1997 and received the Governor's Export Award in that same year.

     International accessory sales represent approximately 12% of our total ATV Accessory sales during the year ended September
30, 2005. We believe that the international market will continue to be a significant contributor to our long-term sales growth.

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

Lawn and Garden:

     We market our lawn and garden accessories mainly by working with lawn and garden equipment and utility vehicle equipment manufacturers to introduce our accessories into their product lines and creating new accessories for their product lines. We also, through our Weekend Warrior products, sell to national retail outlets and lawn and garden dealers. As this segment is a fairly new market for us, we will continue to pursue opportunities with OEM's and direct-to-market distribution opportunities to further our growth in this market.


Sales and Promotion

ATV Accessories:

     We employ a sales force of five people to market our ATV products. Our primary method of penetrating the market of ATV dealers is to leverage the sales work to the representatives employed by our distributors. These representatives call on every ATV dealer in the United States and each of the over 30 countries represented by our distributors. We view our job as educating these representatives so they can effectively sell our product line.

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

     Our sales people exhibit at several national and international trade shows each year in conjunction with our distributors. These representatives also travel to each of our domestic distributors each year to demonstrate new products and address concerns that may arise. We attend the Dealernews International Powersports Dealer Expo and the ATV Industry Magazine's ATV Expo to demonstrate our current and new products to our distributors and ATV dealers.

Golf Market:

     The primary means we use to sell our wheel covers is to attend semi-annual golf industry trade shows and produce a brochure for distribution to interested parties. Our sales person calls on and markets directly to golf car OEMs, distributors, dealers, and national retail golf outlets. We also leverage the after market sales work to the representatives employed by our distributors to reach golf car dealers and golf courses throughout North America.

Lawn and Garden

     We utilize a sales force of two people to market our lawn and garden products. Our primary method of penetrating the market of OEM's is to make direct contact with potential manufacturers or to follow up on leads brought to us through our advertising or current OEM customers. Our sales force also contacts national and regional retail outlets as well as lawn and garden dealers.

     Each year we produce a catalog of our entire product line and make a new video that demonstrates the applicability of our products. Our lawn and garden and retail outlet customers are allowed unlimited quantities of these sales tools.

     Our sales people exhibit at regional and national trade shows each year. They also travel to each OEM or retail outlet customer to demonstrate our products and address concerns that may arise.

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


EMPLOYEES

     As of September 30, 2005, we have 120 full-time employees, including 85 in production, 5 in sales, 7 in administration, 13 general office, 7 in research and development and 3 drivers. We presently have no labor contract with any unions and we do not anticipate unionization of our personnel in the foreseeable future. We believe our relationship with our employees is good. From time to time, we hire part time employees, ranging from a minimum of 1 to a maximum of 6. We also regularly utilize 12-16 temporary employees at our Spencer facility through a local employment agency to handle high seasonal demand peeks.

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

     Our manufacturing facility located at 1701 38th Avenue West, Spencer, Iowa is a modern 115,000 square foot facility, which is located on 16 acres in the Spencer Technical Park.
This property will support an additional 150,000 square foot building expansion. Also located in the Spencer Technical Park is a modern 20,000 square foot facility located at 3403 West Milwaukee Street, which is currently used as a warehouse but could be used for manufacturing. We own both Spencer facilities as a result of the acquisition of Simonsen Iron Works on April 29, 2005.


Item 3.  LEGAL PROCEEDINGS

     At times we are involved in lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of our products. As of the date of this filing, we are not a party to any material legal proceedings. We currently carry two million dollars of product liability insurance.

     Prior to the merger, Simonsen Iron Works Inc. was named a defendant in a wage discrimination lawsuit filed by Lori Christenson in the Iowa District Court in and for Clay County, IA (Case No. LACV 25639) that was filed on November 13, 2003. The suite was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge. Upon a motion for summary judgment sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of fiscal 2005.
At that time the court allowed the retaliatory discharge claim but Simonsen subsequently filed a motion to reconsider and dismiss this charge as well. As of the date of this report the court has ruled on this motion to reconsider and denied the motion, the remaining portion of the case is presently set to go to trial in 2006. Simonsen's, and now the Company, have contested the case vigorously and do not expect its outcome to have a material impact on its financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

     Our common stock lists on the American Stock Exchange under the symbol: ATC. The table below sets forth the reported high and low bid prices for the periods indicated.


                           High             Low
FY 2005


Fourth Quarter            $4.33            $2.89
Third Quarter             $5.45            $3.00
Second Quarter            $5.75            $4.72
First Quarter             $6.49            $4.60

FY 2004


Fourth Quarter            $5.41            $4.26
Third Quarter             $5.88            $4.97
Second Quarter            $5.74            $4.25
First Quarter             $4.90            $4.39

     As of December 12, 2005, there were approximately 712 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     The Company has never paid a dividend on its common stock.
It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities

     On April 29, 2005, we consummated an Agreement and Plan of Merger (the "Agreement") with the Selling Shareholders through which we acquired Simonsen Iron Works. The terms of the Agreement provided that the Selling Shareholders exchanged 100% of the outstanding shares of Simonsen, for cash consideration of $7,000,000 and $8,000,000 worth of our common stock, which amounted to 2,179,280 shares, of which 1,203,008 shares were issued and outstanding at September 30, 2005. The remaining common shares of 976,252 were issued on October 7, 2005.

Issuer Purchases Of Equity Securities

     The Company has not repurchased any shares during the fiscal year ended September 30, 2005.



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

Overview

     Cycle Country Accessories Corp. (a Nevada corporation) was incorporated in the State of Nevada on August 15, 2001 as a C corporation. The initial capitalization consisted of 3,625,000 shares of common stock. On August 21, 2001, we entered into an agreement to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation) for $4,500,000 in cash and 1,375,000 shares of our common stock. Cycle Country Accessories Corp. (an Iowa corporation) was originally incorporated on August 8, 1983 and is headquartered in Milford, Iowa. Since both Companies were under common control by virtue of majority ownership and common management by the same three individuals, this transaction was accounted for in a manner similar to a pooling of interests. We used the proceeds from a $4,500,000 term note entered into with a commercial lender to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation). Additionally, any proceeds from the sale of stock received from the exercise of any of the previously issued 2,000,000 outstanding warrants were to be applied to any outstanding balance on the Note (see Liquidity and Capital Resources).

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

     On April 29, 2005, we consummated an Agreement and Plan of Merger (the "Agreement") with the Selling Shareholders through which we acquired Simonsen Iron Works. The terms of the Agreement provided that the Selling Shareholders exchanged 100% of the outstanding shares of Simonsen, for cash consideration of $7,000,000 and $8,000,000 worth of our common stock, which amounted to 2,179,280 shares, of which 1,203,008 shares were issued and outstanding at September 30, 2005. The remaining common shares of 976,252 were issued on October 7, 2005.

     We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, baskets and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat and Bombardier. We design, engineer and assemble all accessory products at our headquarters and manufacture a large majority of the original equipment components at our Spencer facility, which is the site of the former Simonsen Iron Works, Inc.

     We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We sell our products to 9 distributors in the United States, most of which have sold our products continuously for the past 24 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 10 international distributors distributing our products to over 30 countries.

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

     We are entering our third year in the lawn & garden industry, utilizing some current products as well as creating new items specifically for that industry. This segment contains our Weekend Warrior products which feature pull-behind, 3-point implements and other products designed and built for garden tractors and utility vehicles as well as products designed and built specifically for lawn and garden and utility vehicle equipment manufacturers for their own private product lines.
Our acquisition three years ago of Weekend Warrior, with its garden utility attachments, provided us with new products and new markets within the lawn and garden industry that is allowing us to continue our growth in this industry. As growth in the lawn and garden industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment.


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

Depreciation of Long-Lived Assets - the Company assigns useful lives for long-lived assets based on periodic studies of actual asset lives and the intended use for those assets. Any change in those assets lives would be reported in the statement of operations as soon as any change in estimate is determined. Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142,

"Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at September 30, 2005 and found no impairment.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At September 30, 2005, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

Results of Operations - Year ended September 30, 2005 vs Year ended September 30, 2004

OVERALL.



                   Fiscal Year 2005     Fiscal Year 2004     Increase       Increase
                                                           (Decrease) $    (Decrease) %

Revenue              $17,181,463        $20,665,674       $ (3,484,211)   (16.9%)
Cost of goods sold   $11,847,409        $15,352,494       $ (3,505,084)   (22.8%)
Gross profit         $ 5,334,054        $ 5,313,180       $     20,874      0.4%
Gross profit %            31.0%              25.7%                          5.3%




     The decrease in revenues for the twelve months ended September 30, 2005 was mainly attributable to an 18% decrease in sales for our ATV accessories business segment, a 2% increase in sales for our Lawn and Garden business segment, and a 15% decrease in sales for our Wheel Cover business segment, as compared to the twelve months ended September 30, 2004. The increase in gross profit as a percentage of revenue was mainly attributable to two factors: a) management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the late third and fourth quarters. The decrease in revenues can be attributed to a shorter and milder winter season during the early part of this fiscal year. In fiscal 2005, Management elected to increase inventory levels and improve on-time deliveries to eliminate the potential for a large backlog of orders as occurred during fiscal 2004. The build up of inventory also allowed us to level out production runs to avoid costly overtime labor. Looking ahead to Fiscal 2006 we project strong overall growth in revenues and gross profits for the company as new market opportunities and growth in current markets create a projected 30-35% growth for revenues and gross profits grow to an estimated 48-50% of revenue as the cost benefits and production synergies from our merger are fully realized over the full twelve months.




                   Fiscal Year 2005     Fiscal Year 2004     Increase       Increase
                                                           (Decrease) $    (Decrease) %

Selling, general
and administrative
expenses              $3,920,370         $2,985,598        $  934,772       31.3%



     As a percentage of revenue, selling, general, and administrative expenses were 23% for the fiscal year ended September 30, 2005 compared to 14% for the fiscal year ended September 30, 2004.
The significant changes in operating expenses for the twelve months ended September 30, 2005 as compared to the twelve months ended September 30, 2004 were: employee wage expense increased approximately $260,600, or 37%, insurance expense increased approximately $115,400, or 61%, professional fees increased approximately $153,600, or 41%, depreciation and amortization increased approximately $200,000, or 122%, commission expense increased approximately $51,600, or 63%, payroll taxes increased approximately $67,200, or 118%, and employee health insurance expense increased approximately $76,600, or 141%. Employee wage expense, employee benefit expenses, payroll taxes, insurance and other certain expense increases were mainly attributable to the merger with Simonsen Iron Works, our largest supplier, which occurred during the third quarter of fiscal 2005. Professional fees include costs associated with the merger of approximately $72,000, consulting fees related to cost savings initiatives and projects of approximately $43,400 and also contains services provided by an investor relations firm through the first two quarters of fiscal 2005 to promote and market the Company to potential brokers and investors of approximately $269,000 for the twelve months ended September 30, 2005.

     Non-operating income (expense) increased $60,255, or 40%, to $(91,383) for the year ended September 30, 2005, from $(151,638) for fiscal 2004. The increase is due to an increase in other income and gains on sale of equipment of approximately $73,600.

BUSINESS SEGMENTS As more fully described in Note 15 to the Consolidated Financial Statements, the Company operates three reportable business segments: ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV accessories is vertically integrated and utilizes a two-step distribution method, we are vertically integrated in our Plastic Wheel Cover segment and utilize both direct and two-step distribution methods, and we utilize a single-step distribution method for our Lawn and Garden segment.

ATV ACCESSORIES





                   Fiscal Year 2005     Fiscal Year 2004     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue                $15,670,251       $19,076,096        $ (3,405,845)    (17.9%)
Cost of goods sold     $ 9,441,589       $13,251,822        $ (3,810,233)    (28.8%)
Gross profit           $ 6,228,662       $ 5,824,274        $    404,388       6.9%
Gross profit %              39.8%             30.5%                            9.3%


     The decrease in revenues was mainly attributable to a decrease in sales of our Snowplow Blades of approximately $3,029,300, or 24%, mowers of approximately $266,700, or 33%, OEM products of approximately $818,900, or 30%, and our sprayers of approximately $84,800, or 29%. Offsetting these decreases were new contract manufacturing services revenues of approximately $719,900 generated by our new Spencer facility (Simonsen Iron Works) since the merger. The decrease in revenues can be attributed to a shorter and milder winter season during the early part of this fiscal year. In fiscal 2005, Management elected to increase inventory levels and improve on-time deliveries to eliminate the potential for a large backlog of orders as occurred during fiscal 2004. The build up of inventory also allowed us to level out production runs to avoid costly overtime labor.

     The increase in gross profit as a percentage of revenue was mainly attributable to management implementing price increases on products, that due to increased raw material or other input costs, had fallen below standard gross profit levels. In addition, the acquisition and merger of Simonsen Iron Works Inc., our major supplier, provided additional profits and cost reductions that also strengthened our results. Steel prices stabilized in 2005 and are expected to remain stable during 2006. Should any volatile price swings occur within the steel market, management believes that any additional cost could be passed on to our customers with minimal to no impact on sales. Looking ahead to Fiscal 2006 we project a slight growth in revenues but a strong increase in gross profits for our ATV Accessories as gross profits grow to an estimated 48-50% of revenue as the cost benefits and production synergies from our merger are fully realized over the full twelve months within this business segment.

PLASTIC WHEEL COVERS





                   Fiscal Year 2005     Fiscal Year 2004     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue              $  1,461,196         $  1,717,830     $  (256,634)     (14.9%)
Cost of goods sold   $    844,957         $    828,113     $    16,844        2.0%
Gross profit         $    616,239         $    889,717     $  (273,478)     (30.7%)
Gross profit %             42.2%                51.8%                        (9.6%)



     The decrease in revenues was due to a golf car OEM customer designing a different wheel not needing a wheel cover to supply its newest golf car line. The decrease in gross profit during the fiscal year ended September 30, 2005 as compared to the fiscal year ended September 30, 2004 was attributable to increased material costs. Increased material costs included raw plastic, which increased over 50% from last year to this year, and an increase in the amount of clear coat compound applied to each wheel to meet higher durability standards set by management. Going forward we will continue to evaluate our processes, costs and product pricing to maintain or improve our profit while remaining the dominant company in the markets we sell.

     Looking ahead to Fiscal 2006 we project a strong growth in revenues for our Plastic Wheel Cover segment in the 32-37% range as we are actively pursuing the development of new designs in wheel covers and a new wheel insert to complement our popular Sport Edition wheel cover and our Turbine wheel cover to rejuvenate the market with new choices and stimulate growth. In addition, Management is working to expand the application and use of its wheel covers beyond the golf markets by working with various OEM's in varying markets to fill a specialized need. We are also evaluating new market channels to sell our trailer wheel covers, as we believe this product holds the promise for additional growth for our Plastic Wheel Cover segment.

LAWN AND GARDEN





                   Fiscal Year 2005     Fiscal Year 2004     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue              $    340,363        $   333,578       $   6,785         2.0%
Cost of goods sold   $    195,885        $   204,331       $  (8,446)       (4.1%)
Gross profit         $    144,478        $   129,247       $  15,231        11.8%
Gross profit %             42.5%              38.8%                          3.7%


     This segment contains our Weekend Warrior products, which feature pull-behind, 3-point implements, bed lifts, gun and tool racks, soft goods, and other products, designed and built for garden tractors and utility vehicles (UTVs). As growth in this industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. The slight increase in revenues for fiscal 2005 is attributable to increased sales to direct-retail customers of our Weekend Warrior products. The improvement in gross profit is due to slightly better margins in the direct-retail items as well as being due to the material cost reductions realized since the merger.

     Looking ahead to Fiscal 2006 we project very strong growth in revenues and gross profits for our Lawn and Garden segment as new market opportunities materialize and growth in current markets create a projected 1,270% increase in revenues. This segment's astounding growth will be the result of our Weekend Warrior and OEM private label products expanding into new national and regional direct-retail outlets and dealerships.
Gross profits will grow as well as many of the products will realize material cost reductions as a result of our acquisition and merger of Simonsen Iron Works, Inc.

GEOGRAPHIC REVENUE



Country             Fiscal Year 2005     Fiscal Year 2004     Increase       Increase
                                                             (Decrease) $    (Decrease) %

United States of
America               $15,104,917        $19,035,139          $ (3,930,222)     (20.6%)

All Other
Countries             $ 2,076,546        $ 1,630,535          $    446,011       27.4%




     The increase during the year ended September 30, 2005 in other countries was due to an increase of sales in Europe. According to industry analysts, Europe has been experiencing strong growth in ATV unit sales the last couple years and analysts predict 10% growth for next year. The decrease during the year ended
September 30, 2005 in the Unites States of America was due to reduced sales across all regions serviced by our domestic distributors and OEM customers caused by the shorter and milder winter and improvements in order fulfillment.

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

     Non-operating income (expense) increased $17,070, or 10.1%, to $(151,638) for the year ended September 30, 2004, from $(168,708) for fiscal 2003. The increase is due to an increase of approximately $15,500 of interest income.

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

GEOGRAPHIC REVENUE





Country            Fiscal Year 2005     Fiscal Year 2004     Increase       Increase
                                                           (Decrease) $    (Decrease) %

United States of
America               $19,035,139        $12,721,018       $  6,314,121     49.6%

All Other
Countries             $ 1,630,535        $ 1,170,975       $    459,560     39.2%




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

Liquidity and Capital Resources

Overview

     Cash flows provided by built-up cash balances provided us with a significant source of liquidity in fiscal 2005. Cash flows provided by operating activities of continuing operations in fiscal 2005 decreased as cash was used to build up inventory levels to meet on-time delivery schedules for our distributors throughout the year, which in turn caused cash to be used to pay the additional trade payables incurred during fiscal 2005.
Based on Management's projections for fiscal 2006, cash flows provided by operating activities of continuing operations will provide us with a significant source of liquidity in fiscal 2006.

     Cash and cash equivalents were $1,225,768 at September 30, 2005 compared to $2,594,471 as of September 30, 2004. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.

     In fiscal 2005 we made approximately $523,200 in capital expenditures, received approximately $90,800 from the sale of capital equipment, paid approximately $201,500 of long-term debt, received $467,000 from the exercise of warrants to purchase common shares of the Company, and completed the acquisition and merger of Simonsen Iron Works Inc., our largest supplier, for $15,000,000 (see below).

Working Capital

     Net working capital was $6,872,671 at September 30, 2005 compared to $4,827,339 at September 30, 2004. The change in working capital is primarily due to the following:



                         Balance               Balance           Increase/     Percent
                    September 30, 2005    September 30, 2004    (Decrease)      Change
Cash and
cash equivalents       $  1,225,768          $  2,594,471       $(1,368,703)    (52.8%)

Accounts
receivable                1,925,952             1,237,582           688,370      55.6%

Inventories               4,991,796             3,481,051         1,510,745      43.4%

Income
taxes
receivable                  167,576                 -               167,576     100%

Prepaid
expenses                    122,942               278,208          (155,266)    (55.8%)

Accounts
payable                     427,226             1,485,522        (1,058,296)    (71.2%)

Accrued
expenses                    775,365               729,877            45,488       6.2%

Income
taxes payable                 -                   624,259          (624,259)   (100.0%)

Current portion of
bank notes payable          465,654                 -               465,654     100.0%




Contractual Obligations and Other Commercial Commitments

     The following table sets forth information concerning our obligations and commitments to make contractual future payments, such as debt agreements, purchase obligations and contingent commitments.




                         Payments Due During Fiscal Years Ending September 30,

                        Total         2006      2007-2008     2009-2010   Thereafter


Contractual
Obligations:

 Long term debt
  obligations         $6,798,545    $941,796    $1,883,592   $1,883,592   $2,089,565

Unrecorded
Contractual
Obligations:

  Purchase
obligations           $   27,021    $ 27,021        -             -            -





     The long term debt obligations consist of two bank notes payable, each with a different length of term, which is discussed in more detail below. The amounts included in the table represent both principal and interest based on current bank amortization schedules.

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

Long-Term Debt

     On June 25, 2003, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $1,500,000 ("Note One") and a second note payable for $2,250,000 ("Note Two") with the commercial lender, replacing the single, original note entered into under the original secured credit agreement. The Notes were collateralized by all of the Company's assets, were payable in monthly installments from July 2003 until June 2018 for Note One and until June 2008 for Note Two, which include principal and interest at prime + 0.25% (4.5% at June 30, 2004, paid-in-full date) for Note One and principal and interest at prime + 0.625% (4.625% at June 30, 2004, paid-in-full date) for Note Two, with a final payment upon maturity on June 25, 2018 for Note One and June 25, 2008 for Note Two. The variable interest rate could never exceed 9.5% or be lower than 4.5% for Note One and could never exceed 8.5% or be lower than 4.5% for Note Two. The monthly payment was $11,473 and $42,324 for Note One and Note Two, respectively, and was applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate was adjusted daily. Additionally, any proceeds from the sale of stock received from the exercise of warrants were applied to any outstanding balance on the Notes or the Line of Credit described below. At September 30, 2005 and 2004, there were no balances owed for Note One and Note Two, respectively, as the debts were retired in full at June 30, 2004.

     On April 29, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $4,000,000 ("Note One") and a second note payable for $3,000,000 ("Note Two") with the commercial lender. The Notes are collateralized by all of the Company's assets, are payable in monthly installments from May 2005 until April 2020 for Note One and until April 2012 for Note Two, which include principal and interest at prime + 0.50% (7.25% at September 30, 2005) for Note One and principal and interest at prime + 0.50% (7.25% at September 30, 2005) for Note Two, with a final payment upon maturity on April 25, 2020 for Note One and April 25, 2012 for Note Two. The variable interest rate can never exceed 9.0% or be lower than 5.0% for Note One and for Note Two, respectively. The monthly payment is $34,297 and $44,186 for Note One and Note Two, respectively, and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. At September 30, 2005, $3,938,253 and $2,860,292 for Note One and Note Two, respectively, were outstanding on the Notes. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below. At September 30, 2004, no balances existed for Note One and Note Two, respectively, as these are new Notes created on April 29, 2005.

Line of Credit

     On January 1, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (7.75% at September 30, 2005) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10% or be lower than 5.25%. The Line of Credit matures on December 31, 2006. At September 30, 2005 and 2004, there was no balance outstanding on the Line of Credit.

     The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At September 30, 2005, the Company met all of the required financial ratios. At September 30, 2004, the Company was not required to meet any of the required financial ratios as no balances existed on any Notes.

Warrants

     The Company previously issued 2,040,000 warrants to purchase one share of the Company's common stock per warrant at $4.00 per share. All but 40,000 of the unexercised warrants expired August 21, 2005, and the remaining 40,000 warrants will not expire until June 9, 2010. As of September 30, 2005, the Company has received, in total, $2,167,000 from the exercise of 541,750 warrants. During the twelve months ended September 30, 2005, the Company received $467,000 from the exercise of 116,750 warrants. The proceeds were applied to the outstanding balance on the Notes created June 25, 2003 as stipulated in the secured credit agreement with the commercial lender prior to the Notes being paid in full on June 30, 2004. After June 30, 2004 and prior to the new Notes created April 29, 2005, the proceeds from any exercise of warrants were available to the Company for general corporate purposes.

Capital Resources

     Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2006. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

Acquisition

     After initially reaching an agreement in principle to purchase our largest supplier on February 17, 2005, a definitive agreement was signed April 12, 2005 to purchase all of the assets of that supplier. The transaction closed on April 29, 2005. The final consideration that was agreed upon consists of $7 million in cash and $8 million in shares of the Company's common stock. The structuring of this transaction includes new long-term financing from the Company's commercial lender (discussed earlier). Management projects that the benefits of additional profits and cost reductions realized by combining operations will provide significant increases to the company's revenues, gross profits, and return on investment for shareholders in the years ahead and some of those benefits materialized in the latter part of the third quarter and fourth quarter of fiscal 2005.

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

(c) Changes In Registrant's Certifying Accountant.

     (i) The Registrant's certifying accountant, Henjes, Conner, Williams & Grimsley, L.L.P ("HenjesL.L.P.") applied to, and received approval from, the Securities and Exchange Commission to change its entity from a limited liability partnership to a professional corporation electing to be taxed as a Subchapter S corporation. Simultaneous with this change Henjes L.L.P.
also applied to and received approval from the SEC to change its name to Henjes, Conner & Williams, P.C.
("Henjes P.C."). These changes were deemed effective on November 1, 2005.

     (ii) As a result of the above change, on November
1, 2005, the Board of Directors of the Company engaged
Henjes, P.C. as its independent accountant.

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

PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


                                                            Current
                                                            Position
                                                            Held
Name                Age          Position                   Since
---------------------------------------------------------------------
F.L. Miller         65           Director                   2001
Jim Danbom          62           Director                   2001
L.G. Hancher Jr.    52           Director                   2001
Rod Simonson        50           Director                   2001
Ron Hickman         55           Chief Executive Officer,
                                  President and Director    2001
David Davis         40           Chief Financial Officer
                                  and Vice President of
                                  Finance                   2001
Marie Matthiesen    43           Vice President of
                                  Manufacturing             2001
Bradley Danbom      29           Vice President of Sales
                                  and Marketing             2004
Alan Bailey         48           Senior Vice President
                                  and Director              2005
John Gault          63           Director                   2005
Lisa Bailey         46           Senior Vice President      2005

F.L. "Skip" Miller was President of Armstrong Wheels from 1970 until 1998. Then in 1998 from his Chief Executive Officer position, Mr. Miller consummated the company's highly lucrative buy-out from the international conglomerate GKN Wheels. The selling of Armstrong Wheels for an impressive premium price was largely based on his ability to build the company with consistent double-digit annual growth. In 1998 Mr. Miller purchased AERO Race Wheels, Inc., which started as a division of Armstrong Wheels in 1997. AERO Race Wheels today has become the largest manufacturer of steel racing wheels in the United States under his leadership. Mr. Miller participates on the Audit and Operations committees of the board. Mr. Miller is currently serving a three-year term, which will end in 2006.

Jim Danbom was our founder and served as our president from 1981 to 2001. Mr. Danbom will lead the Operations and Planning committees of the board. He has successfully created numerous businesses in his 27 year career. Having successfully created our products at Cycle Country, Mr. Danbom will now focus on acquisitions and new product development while serving on the Operations and Planning committees. Mr. Danbom is currently serving a three-year term, which will end in 2006. Jim Danbom is the spouse of Jan Danbom and the father of Bradley Danbom, our Vice President of Sales and Marketing.

L.G. "Bob" Hancher Jr. has served as Chief Financial Officer of Commerce Street Venture Group since 2000 and in 2005 assumed the position of CEO as well. Mr. Hancher served as the Director of Marketing of Raynor Garage from 1978 to 1988. In 1993, Mr. Hancher co-founded, and is now a past President of International Sports Management, leaving in 2000 to co-found Commerce Street Venture Group. Mr. Hancher participates on the Planning and Audit committees of the board. Mr. Hancher is currently serving a three-year term, which will end in 2006.

Rod Simonson became a franchisee for Piccadilly Circus Pizza, Inc. in 1980 by owning and operating 1 of the 5 restaurants under the company's umbrella. Shortly thereafter, Mr. Simonson purchased the parent company and became President of Piccadilly. By 1987, the company became Land Mark Products, Inc., the licensing company for Piccadilly Circus Pizza. Under his leadership, the company evolved from several sit-down pizzerias to a complete turnkey operational partner in convenience stores, malls, hotels, amusement parks and video stores. Today, there are over 800 locations primarily in convenience stores throughout 42 states in the Continental United States. Mr. Simonson is serving on the Planning and Audit committees of the board. Mr. Simonson is currently serving a three-year term, which will end in 2006.

Ron Hickman, who became our President on August 1, 2001 and our Chief Executive Officer on October 1, 2001, has been a CPA for 30 years, and was our public accountant from our inception until he took a position as General Manager for us in 1995. Mr. Hickman is on the Operations and Planning committees of the company. Mr. Hickman is currently serving a three-year term, which will end in 2006.

David Davis, who became our Chief Financial Officer on October 1, 2001, has been a CPA for 14 years. Prior to joining Cycle Country, Mr. Davis served as Controller for a Midwest lawn and garden power equipment distributor from 1997-2001 and worked for several years prior to that as a CPA at a Midwest regional public accounting firm.

Marie Matthiesen has been with the Company since 1989. Starting in the accounting department, Ms. Matthiesen has worked her way up and since 2001 serves as our Vice President of Manufacturing.

Bradley Danbom has been a member of our sales department since
1997.  Mr. Danbom was appointed Vice President of Sales and
Marketing in 2004. Bradley Danbom is the son of Jim Danbom, one of our Directors.

Alan Bailey joined Cycle Country as a Senior Vice President with the acquisition of Simonsen Iron Works, Inc. on April 29, 2005. Prior to the acquisition, Mr. Bailey served as President of Simonsen Iron Works, a family owned business started in 1906, for the last 6 years. He was also part owner of Simonsen's.

Under Mr. Bailey's leadership, Simonsen Iron Works experienced 8% average annual growth. Before joining the family business in 1995, he was a mechanical engineer for International Paper. Mr. Bailey joined the board in July of 2005 and is currently serving a three-year term, which will end in 2008. Alan is the spouse of Lisa Bailey and the son of David and Joan Bailey, also owners of the former Simonsen Iron Works.

Lisa Bailey became a Senior Vice President for Cycle Country with the purchase of Simonsen Iron Works, Inc. on April 29, 2005. Ms. Bailey was a Vice President at Simonsen Iron Works for the 6 years prior to the acquisition. She was also part owner of the business. As Vice President, Ms. Bailey was in charge of personnel and operations. Prior to joining Simonsen Iron Works in 1995, She worked for The Gazette Company, a regional daily newspaper, with circulation of approximately 66,000, and commercial printer, for 14 years where she attained the position of pre-press manager. Lisa Bailey is the spouse of Alan Bailey.

John Gault worked for Deere and Company in various engineering and manufacturing positions for 35 years prior to retirement in 2002. John held positions including General Manager of two of their factories, the largest of which had sales ranging from $1.5 to $1.8 billion. He also spent two years as Vice
President: Engineering, Information and Technology. Mr. Gault joined the board in July of 2005 and is currently serving a three-year term, which will end in 2008.

Directors' Remuneration

     Effective October 1, 2004, our outside, non-management directors are compensated for serving on the board of directors. Outside, non-management directors receive $500 in common shares as compensation for each board meeting that they attend. For the fiscal year ended September 30, 2005, the non-management directors were issued a total of 2,076 shares of common stock in late December 2005.

Audit Committee

     The audit committee of our board of directors is comprised of three directors, L.G. Hancher, Jr., F.L. Miller, and Rod Simonson. Each member of the committee is an independent director as defined by the American Stock Exchange rules. In addition, our board of directors has determined that L.G. Hancher, Jr., as defined by the SEC rules, is both independent and an audit committee financial expert. Mr. Hancher has extensive experience reading, analyzing, and preparing GAAP financial statements and SEC reports and filings.

Code Of Ethics and Standards of Conduct

     The Company has adopted a code of business conduct and ethics applicable to the Company's directors, officers (including the Company's principal executive officer, principal financial officer and principal accounting officer), and employees, known as the Code of Ethics and Standards of Conduct. The Code of Ethics and Standards of Conduct is available on the Company's website. In the event that we amend or waive any of the provisions of the Code of Ethics and Standards of Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer, we intend to disclose the same on the Company website at www.cyclecountry.com.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company is aware of the following individual directors, officers or beneficial owners of more than ten percent of the Company's Common Stock that, during the fiscal year 2005 or for the fiscal year 2005, failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange Act of 1934.

Marie Matthiesen         Form 3, Form 5
Bradley Danbom           Form 3, Form 5
L.G. Hancher Jr.         Form 5
John Gault               Form 3, Form 5

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the total compensation paid to or accrued for the fiscal years ended September 30, 2005, 2004, and 2003 to our Chief Executive Officer. The Company did not have any other officers whose total compensation exceeded $100,000, as defined in Item 402 of Regulation S-B, who were serving as executive officers at the end of our last fiscal year.

Annual Compensation



                                                  Other          Restricted    Securities                All
Name and               Fiscal                     Annual         Stock         Underlying     LTIP       Other
Principal Position     Year     Salary    Bonus   Compensation   Awards        Options        Payouts    Compensation
---------------------------------------------------------------------------------------------------------------------
Ronald Hickman,
President              2005     150,000   41,125   500<F1>         0             0              0        9,787 (2)
                       2004     150,000   69,370   500<F1>         0             0              0        9,136 (3)
                       2003     150,000   12,772   500<F1>         0             0              0        7,106 (4)




(1)	Christmas bonus.
(2)	Comprised of $1,771 value of personal use of company
auto and $8,016 paid for health insurance.
(3)	Comprised of $1,705 value of personal use of company
auto and $7,431 paid for health insurance.
(4)	Comprised of $1,634 value of personal use of company
auto and $5,472 paid for health insurance.

Stock Option Grants in the past fiscal year

     We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

     We have entered into employment agreements with certain of our key executives as follows:

     We entered into an employment agreement with Ron Hickman, our President, effective August 1, 2001 for a period of five years under which we have hired him to continue as our President. The agreement calls for Mr. Hickman to receive an annual income of $150,000 per year plus a bonus equal to three percent (3%) of our net income before taxes and bonus. The agreement also provides for Mr. Hickman to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time and use of an automobile.

     We entered into an employment agreement with Jim Danbom, our former President, effective August 1, 2001 for a period of three years under which we hired him to continue as a consultant on an "as needed" basis. This agreement was renewed by action of the board of directors in fiscal 2004 for an additional three years. The agreement calls for Mr. Danbom to receive an annual income of $75,000 per year and to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time and use of an automobile.

     We entered into an employment agreement with Alan Bailey, our Senior Vice President, effective May 1, 2005 for a period of five years under which we have hired him to serve as our Senior Vice President. The agreement calls for Mr. Bailey to receive an annual income of $125,000 per year plus a bonus equal to one and one-half percent (1.5%) of our net income before taxes and bonus. The agreement also provides for Mr. Bailey to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time and use of an automobile.

     We entered into an employment agreement with Lisa Bailey, our Senior Vice President, effective May 1, 2005 on a month to month basis under which we have hired her to serve as our Senior Vice President. The agreement calls for Ms. Bailey to receive an annual income of $75,000 per year. The agreement also provides for Ms. Bailey to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, and sick and vacation time.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                Number of
Name and Address of             Shares         Percent
Beneficial Owner                Owned          Owned
-------------------------------------------------------



Ron Hickman
c/o Cycle Country
Accessories Corp.
2188 Highway 86
Milford, IA 51351                274,937          3.77%

Jim Danbom
106 Channel Court
Marco Island, FL 34145           725,865          9.96%

Jan Danbom
106 Channel Court
Marco Island, FL 34145           684,865          9.40%

Commerce Street Venture Group
17322 Westfield Park Rd
Westfield, IN 46074              365,000          5.01%

Rod Simonson
1007 Okoboji Avenue
Milford, IA 51351                 36,330          0.50%

Marie Matthiesen
c/o Cycle Country
Accessories Corp
2188 Highway 86
Milford, IA 51351                 13,500          0.19%

David Davis
c/o Cycle Country
Accessories Corp
2188 Highway 86
Milford, IA 51351                  8,500          0.12%

Bradley Danbom
c/o Cycle Country
Accessories Corp
2188 Highway 86
Milford, IA 51351                 13,500          0.19%

F.L. Miller
2500 Manhattan Blvd
Spirit Lake, IA 51360             15,800          0.22%

L.G. Hancher, Jr.
17322 Westfield Park Rd
Westfield, IN  46074             165,000          2.26%

John Gault
242 Stillwater Court
Marco Island, FL 34145            10,000          0.14%

Alan Bailey
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301                653,779          8.97%

Lisa Bailey
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301                326,889          4.49%

David Bailey
1209 Country Club Lane
Spencer, IA 51301                599,296          8.23%

Joan Bailey
1209 Country Club Lane
Spencer, IA 51301                599,296          8.23%


All Directors and Officers
as a Group (11 Persons)        2,244,100         30.80%

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to becoming a director, management of the company engaged John Gault in October 2004 to consult with management on cost reduction initiatives and projects. The consulting agreement calls for fees to be paid to Mr. Gault based on cost savings achieved over a one year period. Half of the fee is paid upon implementation of the cost saving project and the other half is payable in 4 to 6 months from the implementation date. Consulting fees paid to Mr. Gault through September 30, 2005 were $43,374.

Item 13. EXHIBITS


     (16.1) Letter from Tedder, James, Worden & Associates, P.A. dated January 21, 2004.

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

     The Audit Committee appointed Henjes, Conner, & Williams, P.C. as the Company's independent accountants to audit the consolidated financial statements of the Company for the fiscal years ending September 30, 2005 and 2004. Henjes, Conner, &
Williams, P.C. have been Cycle Country's independent accountants since January 16, 2004.

Principal Accountant Fees

Fees for fiscal years ended September 30, 2005 and 2004 were as follows:




                   Fiscal 2005            Fiscal 2004

Audit Fees           $ 42,790                $ 55,750

Audit-Related Fees      7,267                   -

Tax Fees               10,865                  18,680

All Other Fees          7,308                     525

Total Fees           $ 68,230                $ 74,955

A description of the types of services provided in each category is as follows:

Audit Fees-Includes audit of the Company's annual financial statements, review of the Company's quarterly reports on Form
10-QSB, and consents and assistance with and review of registration statements filed with the SEC.

Audit-Related Fees-Includes agreed upon procedures related to the acquisition and merger of Simonsen Iron Works and accounting consultations related to GAAP and the application of GAAP to proposed transactions.

Tax Fees-Includes tax compliance, tax advice and planning.

All Other Fees-Includes time and research related to pre- and post- acquisition issues of Simonsen Iron Works and other miscellaneous research and assistance provided to the Company.

                    CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                           CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2005 AND 2004

                                C O N T E N T S
                                ---------------





                                                                 Page
                                                                 ----

Independent Auditors' Report                                     F-1

Consolidated Financial Statements:

  Consolidated Balance Sheets                                    F-2

  Consolidated Statements of Income                              F-3

  Consolidated Statements of Stockholders' Equity                F-4

  Consolidated Statements of Cash Flows                          F-5 - F- 6

Notes to Consolidated Financial Statements                       F-7 - F-28

Supplementary Information:

  Independent Auditors' Report on Supplementary Information      F-29

  Schedule 1 - Consolidated Schedule of Gross Profit             F-30

  Schedule 2 - Consolidated Schedule of Selling, General, and
                Administrative Expenses                          F-31







                                 * * * * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Cycle Country Accessories Corp. and Subsidiaries
Milford, Iowa


We have audited the accompanying consolidated balance sheets of CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES, (a Nevada corporation) as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries, as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.


/s/ Henjes, Conner & Williams, P.C.

			Certified Public Accountants


Sioux City, Iowa
November 11, 2005

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND 2004


                                    ASSETS
                                    ------

                                                     2005         2004
                                                     ----         ----
CURRENT ASSETS
        Cash and Cash Equivalents                $  1,225,768    $  2,594,471
        Accounts Receivable - Trade, Net            1,925,952       1,237,582
        Inventories - Note 3                        4,991,796       3,481,051
        Taxes Receivable                              167,576               -
        Deferred Income Taxes - Note 10               106,882          75,685
        Prepaid Expenses and Other - Note 4           122,942         278,208
                                                 ------------    ------------

                        Total Current Assets     $  8,540,916    $  7,666,997

PROPERTY, PLANT AND EQUIPMENT, Net - Note 6      $ 13,944,568    $  2,898,973

OTHER ASSETS
        Intangible Assets, Net - Note 5          $    181,005    $    200,994
        Goodwill                                    4,890,146          41,700
        Other Assets - Note 7                         144,410          25,000
                                                 ------------    ------------

                        Total Other Assets       $  5,215,561    $    267,694
                                                 ------------    ------------

Total Assets                                     $ 27,701,045    $ 10,833,664
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable                         $    427,226    $  1,485,522
        Accrued Income Taxes                                -         624,259
        Accrued Expenses - Note 8                     775,365         729,877
	Current Portion of Bank Notes Payable -
                Note 9                                465,654               -
                                                 ------------    ------------

                      Total Current Liabilities  $  1,668,245    $  2,839,658

LONG-TERM LIABILITIES
	Bank Notes Payable - Less Current Portion -
                Note 9                            $  6,332,891              -
        Deferred Income Taxes - Note 10              2,577,581        126,209
                                                  -----------    ------------

Total Long-Term Liabilities                       $  8,910,472   $    126,209

STOCKHOLDERS' EQUITY
        Common Stock                              $        631   $        499
        Additional Paid-In Capital                  14,371,639      5,928,831
        Retained Earnings                            2,750,058      1,938,467
                                                  ------------   ------------
           Total Stockholders' Equity             $ 17,122,328   $  7,867,797
           Total Liabilities and Stockholders'    ------------   ------------
                          Equity                  $ 27,701,045   $ 10,833,664
                                                  ============   ============

         See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004





                                           2005                2004
                                           ----                ----

NET SALES                                $ 17,053,089         $ 20,505,314
  Freight Income                              128,374              160,360
                                        -------------         ------------
     Total Net Sales                     $ 17,181,463         $ 20,665,674

Cost of Goods Sold                        (11,847,409)         (15,352,494)
                                        -------------         ------------

     Gross Profit                        $  5,334,054         $  5,313,180

Selling, General and Administrative
  Expenses                                ( 3,920,370)         ( 2,985,598)
                                        -------------         ------------

     Income from Operations              $  1,413,684         $  2,327,582

Non-Operating Expense, Net - Note 12      (    91,383)         (   151,638)
                                        -------------         ------------

     Income Before Provision for Income
       Taxes                             $  1,322,301         $  2,175,944

Provision for Income Taxes - Note 10          510,710              609,994
                                        -------------         ------------

      Net Income                         $    811,591         $  1,565,950
                                       ==============         ============

Weighted Average Shares of Common Stock
	Outstanding:
                Basic                      5,574,838             4,304,682
                Diluted                    5,578,106             4,563,661

Earnings Per Common Share:
                Basic                   $       0.15          $       0.36
                Diluted                 $       0.15          $       0.34





          See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004










                                                 Additional
                                  Common          Paid-In         Retained
                                  Stock           Capital         Earnings        Total

Balances at September 30,
        2003                      $ 445         $ 3,730,189     $   372,517         $ 4,103,151

Net Income                                                        1,565,950           1,565,950

Issuance of Common Stock             11             498,685                             498,696

Exercise of Warrants                 43           1,699,957                           1,700,000
                                     --           ---------      ----------           ---------
Balances at September 30,
        2004                      $ 499         $ 5,928,831     $ 1,938,467         $ 7,867,797

Net Income                                          811,591         811,591

Exercise of Warrants                 12             466,988                             467,000

Issuance of Common
        Stock                       120           7,975,820                           7,975,940
                                    ---           ---------      ---------           ----------
Balances at September 30,
        2005                      $ 631        $ 14,371,639    $ 2,750,058         $ 17,122,328
                                    ===          ==========      =========           ==========


          See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS







                                                        2005          2004
                                                        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
        Net Income                                   $   811,591   $ 1,565,950
	Adjustments to Reconcile Net Income to Net
              Net Cash Provided (Used) by Operating
              Activities:
                  Depreciation                           544,602       342,465
                  Deferred Income Taxes                  135,486        26,214
                  Amortization                            21,254        20,812
                  Non-Cash Investment Expenses                 -        52,395
                  (Gain) on Sale of Equipment         (   62,981)   (    9,240)
                  Inventory Reserve                       25,587    (   45,776)
		  (Increase) Decrease in Assets:
                    Accounts Receivable - Trade, Net  (  234,714)   (  156,728)
                    Inventories                       (  566,406)   (  410,542)
                    Taxes Receivable                  (  167,576)       89,507
                    Prepaid Expenses and Other           208,917       211,148
                    Other Assets                      (   20,040)       38,007
		  Increase (Decrease) in Liabilities:
                    Accounts Payable                  (1,210,782)      443,476
                    Accrued Income Taxes              (  624,259)      624,259
                    Accrued Expenses                  (  149,837)      343,064
                                                      -----------      -------

                      Net Cash Provided (Used) by Operating
                          Activities                 $(1,289,158)  $ 3,135,011


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
        Deposits From Restricted Cash Account                  -   $ 1,901,898
	Purchase of Property and Equipment - Simonsen
                Acquisition                          $(6,899,666)            -
        Purchase of Property and Equipment            (  523,184)   (  326,545)
        Acquisition of Intangible Assets              (    1,265)   (    4,713)
	Proceeds from Sale of Property, Plant and
                Equipment                                 90,850        25,223
                                                          ------        ------

                      Net Cash Provided (Used) by Investing
                          Activities                 $(7,333,265)  $ 1,595,863





         See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS






                                                      2005             2004
                                                      ----             ----

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from Exercise of Warrants           $   467,000    $ 1,700,000
      Proceeds from Bank Notes Payable               7,000,000              -
      Payments on Bank Notes Payable                (  201,455)    (3,631,954)
      Net Borrowings from (Payments on) Bank Line
                of Credit                                    -     (  420,000)
        Payment of Loan Costs                       (   11,825)             -
                                                    -----------    -----------

           Net Cash Provided (Used) by Financing
                          Activities               $ 7,253,720     $(2,351,954)
                                                   -----------     ------------

           Net Increase (Decrease) in Cash and
                          Cash Equivalents         $(1,368,703)    $ 2,378,920

Cash and Cash Equivalents - Beginning of Year        2,594,471         215,551
                                                     ---------         -------

Cash and Cash Equivalents - End of Year            $ 1,225,768     $ 2,594,471
                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Cash Paid During the Year For:
           Interest, Net of Amounts Capitalized    $   192,223     $   133,342
                                                   ===========     ===========

        Income Taxes Paid                          $ 1,167,059     $    83,641
                                                   ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  AND INVESTING ACTIVITIES
	Issuance of Common Stock for Acquisition of
                Simonsen Ironworks, Inc            $ 8,000,000               -
                                                   ===========     ===========
	Issuance of Common Stock for Payment of
          Investment Expenses                                -     $    52,395
                                                   ===========     ===========

	Issuance of Common Stock for Payment of
          Employee Compensation                              -     $     9,900
                                                   ===========     ===========

	Issuance of Common Stock for Payment of
          Registration Fees                                  -     $    13,152
                                                   ===========     ===========

	Issuance of Common Stock for Payment of Stock
                Promotion Fees                               -     $   423,250
                                                   ===========     ===========



         See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





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

Business Acquisition
--------------------
On April 29, 2005, Cycle Country Accessories Corporation and Subsidiaries acquired 100% of the common stock of Simonsen Iron Works, Inc., the Company's largest supplier. Simonsens is a fabricator of steel and metal parts, components and products for various manufacturers and businesses generally located within Iowa and the surrounding states. The total purchase price for Simonsen Iron Works, Inc. was $15,000,000; $7,000,000 was paid in cash and $8,000,000 was paid with shares of the Company's outstanding common stock. Acquisition costs of $24,060 were incurred. The business acquisition was recorded under the purchase method of accounting which requires the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Accounting for Business Combinations". The excess purchase price over the fair value of the net tangible assets acquired of $4,848,446, was allocated to goodwill.

The results of operations of Simonsen Iron Works, Inc. have been included in the consolidated financial statements from April 29, 2005, the effective date of acquisition. The allocation of purchase price is summarized below:

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Business Acquisition (Cont.)

	Cash and Cash Equivalents   		$    124,394
        Accounts Receivable                          458,656
        Inventories                                  969,926
        Prepaid Expenses                              32,374
        Other Assets                                  99,370
        Property and Equipment                    11,099,335
        Intangibles - Goodwill                     4,848,446
        Current Liabilities Assumed              (   347,812)
        Deferred Tax Liabilities                 ( 2,284,689)
                                                 ------------
                                                $ 15,000,000
                                                 ============


As part of the purchase, Cycle Country was to issue 2,179,260 shares of its common stock to the former owners of Simonsen Iron Works, Inc., of which only 1,203,008 was issued and outstanding at September 30, 2005. The remaining common shares of 976,252 were issued on October 7, 2005, and are anticipated to be registered in early 2006.

The price of the shares was based on Cycle Country's average share price over 30 market days from May 30, 2005 to July 12, 2005 totaling approximately $3.67 per share. Had the shares been issued on May 4, 2005, with the original block of shares earnings per share ("EPS") would be calculated as follows:

				Income  	Shares  	Per Share
        Basic EPS             (Numerator)     (Denominator)     Amount

 Income Available to Common
      Stockholders             $ 811,591         5,980,358     $ 0.14

 Effect of Dilutive Securities
      Warrants                                       3,268
                                                     -----
 Diluted EPS
      Income Available to Common
       Stockholders and Assumed
        Conversions            $ 811,591         5,983,626     $ 0.14
                               =========       ===========     ======

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------
(Cont.)

Nature of the Business - The Company is primarily engaged in the design, manufacture, sale and distribution of accessories for all terrain vehicles
(ATVs) to various distributors, dealers and wholesalers throughout the United States of America, Canada, Mexico, South America, Europe, and Asia. Additionally, the Company manufactures, sells, and distributes injection-molded plastic wheel covers for vehicles such as golf carts, lawn mowers, and light-duty trailers. They also have a lawn and garden segment containing Weekend Warrior products which feature pull-behind and 3-point implements designed and built for garden tractors and utility ATVs. The Company's headquarters are located in Milford, Iowa. The Company has a steel fabrication facility in Spencer, Iowa, and an assembly plant and distribution center in Milford, Iowa.

Revenue Recognition - The Company ships products to its customers predominantly by its internal fleet and to a lesser extent by third party carriers. The Company recognizes revenues from product sales when title to the products is passed to the customers and risk of loss transfers to an unrelated third party, which occurs at the point of destination for products shipped by the Company's internal fleet and at the point of shipping for products shipped by third party carriers.

Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying consolidated statements of income. Royalty income earned in connection with the rights to sell a product developed by the Company is recognized when earned and included in non-operating income in the accompanying consolidated statements of income. Sales were recorded net of sales discounts and allowances. Sales discounts and allowances were approximately $419,000 and $622,000 in fiscal 2005 and 2004, respectively.

Cost of Goods Sold - The components of cost of goods sold in the accompanying consolidated statements of income include all direct materials and direct labor associated with the assembly and/or manufacturing of the Company's products.
In addition, an allocation of factory overhead costs is included in cost of goods sold.

Accounts Receivable - Trade credit is generally extended to customers on a short- term basis. These receivables do not bear interest, although a finance charge may be applied to balances more than thirty days past due. Trade accounts receivable are carried on the books at their estimated collectible value.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------
(Cont.)

Accounts Receivable - (Cont.)

Individual trade accounts receivable are periodically evaluated for collectibility based on past credit history and their current financial condition. Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible. While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts. In the opinion of management of the Company, no provision is deemed necessary for credit for returns at September 30, 2005 or 2004. The allowance for doubtful accounts of $10,000 at September 30, 2005 and 2004, reflects management's best estimate of future uncollectible accounts.

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------
(Cont.)

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

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's March 11, 2002, acquisition of Perf-Form and the Company's April 29, 2005, acquisition of Simonsen Iron Works, Inc., is being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. The Company has reviewed the goodwill recorded at September 30, 2005 and 2004, and found no impairment.

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------
(Cont.)

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

Warranty Costs - Estimated future costs related to product warranties are accrued as products are sold based on prior experience and known current events and are included in accrued expenses in the accompanying consolidated balance sheets. Accrued warranty costs have historically been sufficient to cover actual costs incurred. The following is a schedule of the accrued warranty expense as of September 30:

Accrued Warranty Expense                       2005           2004

        Balance - Beginning of Period       $ 45,000        $ 39,000
        Warranty Claims Accrued               28,000          49,000
        Warranty Claims Settled              (28,000)        (43,000)
                                              ------          ------
        Balance - End of Period             $ 45,000        $ 45,000
                                              ======          ======

Distributor Rebate Payable - The Company offers an annual rebate program (the "Program") for its ATV accessory distributors. The Program provides for a 7% rebate on purchases of certain eligible products during the Program period if certain pre-determined cumulative purchase levels are obtained. The Program rebate is "paid" to the applicable distributors as a credit against future purchases of the Company's products. The Program rebate liability is calculated and recognized as eligible products are sold based upon factors surrounding the activity and prior experience of specific distributors and is included in accrued expenses in the accompanying consolidated balance sheets. The distributor rebate expense totaled approximately $523,000 and $798,000 in fiscal 2005 and 2004, respectively and is recorded as a reduction of sales in the accompanying consolidated financial statements.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------
(Cont.)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended September 30, 2005 and 2004:

                                               For the Year Ended
                                               September 30, 2005
                                               --------------------
                                   Income          Shares         Per-Share
                                 (Numerator)     (Denominator)    Amount
Basic EPS
  Income Available to Common
    Stockholders                $   811,591       5,574,838       $ 0.15

  Effect of Dilutive Securities
    Warrants                                          3,268
                                                      -----
Diluted EPS
  Income Available to Common
    Stockholders and Assumed
    Conversions                 $   811,591       5,578,106       $ 0.15
                                    =======       =========         ====

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------
(Cont.)
                                           For the Year Ended
                                           September 30, 2004
                                           ------------------
                                   Income          Shares         Per-Share
                                 (Numerator)     (Denominator)    Amount
Basic EPS
  Income Available to Common
    Stockholders                 $ 1,565,950     4,304,682       $ 0.36

Effect of Dilutive Securities
  Warrants                                 -       258,979
                                    --------       -------
Diluted EPS
  Income Available to Common
    Stockholders and Assumed
    Conversions                  $ 1,565,950     4,563,661       $ 0.34
                                   =========     =========         ====


Advertising - Advertising consists primarily of television, videos, newspaper and magazine advertisements, product brochures and catalogs, and trade shows. All costs are expensed as incurred or when first utilized. Advertising expense totaled approximately $346,000 and $382,000 in fiscal 2005 and 2004, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

Research and Development Costs - Research and development costs are expensed as incurred. Research and development costs incurred during fiscal 2005 and 2004 totaled approximately $120,000 and $92,000, respectively. For the years ended September 30, 2005 and 2004, costs were included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs totaled approximately $210,000 and $204,000 in fiscal 2005 and 2004, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------
(Cont.)

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. At various times throughout fiscal 2005 and 2004 and at September 30, 2005 and 2004, cash balances held at a financial institution were in excess of federally insured limits.

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004




Note 2  -  ORGANIZATION, MERGER, ACQUISITIONS OF COMMON STOCK OF CYCLE
           COUNTRY - IOWA AND OPERATING FACILITY AND INITIAL PUBLIC OFFERING
           -----------------------------------------------------------------

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



Note 3  -  INVENTORIES
           -----------
The components of inventories at September 30 are summarized as follows:

                                                   2005            2004

		Raw Materials   		$ 2,241,919	$ 1,759,936
                Work in Progress                    679,560          62,460
                Finished Goods                    2,137,505       1,688,879
                Inventory Reserve                (   67,188)     (   30,224)
                                                     ------          ------
                     Total Inventories          $ 4,991,796     $ 3,481,051
                                                  =========       =========

Note 4  -  PREPAID EXPENSES AND OTHER
	Prepaid expenses and other at September 30 consisted of the following:

                                                   2005            2004

		Prepaid Insurance   		$    98,331	$    64,392
                Prepaid Lease                        14,554               -
                Prepaid Promotion                         -         208,563
                Prepaid Stock Exchange Fee            5,000           5,000
                Other                                 5,057             253
                                                      -----             ---
		     Total Prepaid Expenses and
                       Other                    $   122,942     $   278,208
                                                    =======         =======

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004


Note 5  -  ACQUIRED INTANGIBLE ASSETS
           --------------------------

	Acquired intangible assets consist of the following:

                                              As of September 30, 2005
                                              ------------------------
				Weighted-
				Average   	Gross
				Amortization	Carrying 	Accumulated
				   Period   	 Amount  	Amortization

 Amortized Intangible Assets
   Covenant Not to Compete
     Agreements                   5           $  78,000         $ 55,633
   Patents                       12.67           66,846           19,008
                                                 ------           ------
                                              $ 144,846         $ 74,641

 Unamortized Intangible Assets
   Trademarks                                   110,800
     Total Acquired Intangible                  -------
       Assets                                 $ 255,646
                                                =======


                                              As of September 30, 2004
                                              ------------------------
				Weighted-
				Average   	Gross
				Amortization	Carrying	Accumulated
				   Period   	 Amount 	Amortization

 Amortized Intangible Assets
   Covenant Not to Compete
     Agreements                    5            $  78,000       $ 40,033
   Patents                        11.50            65,641         13,354

                                                $ 143,641       $ 53,387
 Unamortized Intangible Assets
   Trademarks                                     110,740
     Total Acquired Intangible
       Assets                                   $ 254,381


Amortization expense totaled $21,254 and $20,812 during fiscal 2005 and 2004, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004






Note 5  -  ACQUIRED INTANGIBLE ASSETS
           --------------------------
(Cont.)

The estimated future amortization expense for each of the five succeeding years is as follows:

	  Years Ending September 30,
		         2006   		$     20,813
		         2007   		$     11,979
		         2008   		$      5,212
		         2009   		$      5,212
		         2010   		$      5,212


Note 6  -  PROPERTY, PLANT AND EQUIPMENT
           -----------------------------

Property, plant, and equipment, their estimated useful lives, and related accumulated depreciation at September 30, are summarized as follows:

				Range of
				Lives in
                                 Years          2005                 2004

         Land                        -          $    499,820    $    380,000
         Land Improvements        15 - 20            153,471               -
         Building                 15 - 40          7,367,707       1,735,127
         Plant Equipment             7             6,802,971       1,628,463
         Tooling and Dies            7               690,217         670,507
         Vehicles                  3 - 7             779,969         699,314
         Office Equipment          3 - 7             528,588         417,812
         Construction in Progress    -               141,271               -
                                                     -------         -------
                                                $ 16,964,014     $ 5,531,223
         Less:  Accumulated Depreciation         ( 3,019,446)     (2,632,250)
                                                  ----------       ---------
                                                $ 13,944,568     $ 2,898,973
                                                  ==========       =========

Note 7  -  OTHER ASSETS
           ------------

The components of other assets at September 30 are summarized as follows:

                                                        2005      2004

      Unamortized Loan Costs                     $     11,121        -
      Investment in Golden Rule (Bermuda),
        Ltd.                                           25,000   $  25,000
      Cash Surrender Value of Life
        Insurance                                     108,289           -
                                                      -------      ------
      Total Other Assets                         $    144,410   $  25,000
                                                      =======      ======

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

Note 8  -  ACCRUED EXPENSES
The components of accrued expenses at September 30, are summarized as follows:

                                                  2005           2004

      Distributor Rebate Payable              $ 280,388       $ 399,064
      Accrued Salaries and Related
        Benefits                                293,585         179,072
      Accrued Warranty Expense                   45,000          45,000
      Accrued Real Estate Tax                    94,328          31,289
      Accrued Royalty Expense                     4,990          19,160
      Accrued Insurance Expense                  44,047          27,084
      Accrued Retirement Plan Contribution            -          29,208
      Accrued Interest                            6,527               -
      Accrued Director Fees                       6,500               -
                                                  -----         -------
        Total Accrued Expenses                $ 775,365       $ 729,877
                                                =======         =======

Note 9  -  BANK NOTES PAYABLE
           ------------------
On April 29, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $4,000,000 (Note One) and a second note payable for $3,000,000 (Note Two) with the commercial lender, replacing the single note entered into under the original secured credit agreement. The Notes were collateralized by all of the Company's assets, and were payable in monthly installments of $34,297 until April, 2020 for Note One and $44,186 until April, 2012 for Note Two, including principal and interest at prime + 0.50% (7.25% at September 30, 2005) for Note One and principal and interest at prime + 0.50% (7.25% at September 30, 2005) for Note Two. The variable interest rate can never exceed 9.0% or be lower than 5.0% for Note One and Note Two, respectively. The interest rate is adjusted daily, and payments are applied first to interest and then to principal. At September 30, 2005, $3,938,253 and $2,860,292 for Note One and Note Two, respectively, were outstanding.

Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004


Note  9 -  BANK NOTES PAYABLE
           ------------------

(Cont.)	Aggregate maturities of notes bank payable at September 30, 2005, are as follows:

	  Years Ending December 31,
          -------------------------
		         2006   		$   465,654
		         2007   		$   499,116
		         2008   		$   535,372
		         2009   		$   576,659
		         2010   		$   619,884
		         Thereafter   		$ 4,101,860

The Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (7.50% at September 30, 2005) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10% or be lower than 4.75%. The Line of Credit matures on December 31, 2006. There was no outstanding balance on the Line of Credit at September 30, 2005 and 2004, leaving an available balance of $1,000,000.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At September 30, 2005, the Company met its financial ratio requirements. At September 30, 2004, the Company was not required to meet any of the required financial ratios, as all notes were paid in full.


Note 10 -  INCOME TAXES
           ------------

	The provisions for income taxes for the years ended
	September 30, 2005 and 2004, consist of the following:

                                                     2005         2004
		Current Tax Provision
                  Federal                      $   368,762     $ 567,076
                  State                              6,462        16,704
                                                     -----        ------
                                               $   375,224     $ 583,780
		Deferred Tax Provision
                  Federal                      $   135,486     $  26,214
                                                   -------        ------
                   Total Income Tax Provision  $   510,710     $ 609,994
                                                   =======       =======

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 10 -  INCOME TAXES
           ------------
(Cont.)	Deferred Tax Assets and Liabilities at September 30, are comprised of the following:

                                                      2005            2004
		Deferred Tax Assets
                -------------------
                  Inventory Reserve               $    18,975     $  10,276
                  Accrued Vacation                     52,711        20,444
                  Accrued Warranty                     15,300        15,300
                  Accrued Bonus                        16,496        23,862
		  Allowance for Uncollectible
                    Accounts                            3,400         3,400
                  Other                                     -         2,403
                                                      -------        ------
                       Total Deferred Assets      $   106,882     $  75,685
                                                      =======        ======

		Deferred Tax Liability
                ----------------------
                  Property and Equipment           (2,577,581)     (126,209)
                                                    ---------       -------

                     Net Deferred Tax (Liability) $(2,470,699)    $( 50,524)
                                                    =========       =======

These amounts are included in the accompanying consolidated balance sheets at September 30, under the following captions:

                                                      2005            2004

                Current Assets                  $   106,882       $  75,685
                Long-Term Liabilities            (2,577,581)       (126,209)
                                                  ---------         -------
                  Net Deferred Tax (Liability)  $(2,470,699)      $( 50,524)
                                                  =========          ======

No valuation allowance has been provided for the deferred tax assets at September 30, 2005 or 2004, as full realization of these assets is more likely than not.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 10 -  INCOME TAXES
           ------------

(Cont.)	A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate for the year ended September 30, 2005 and 2004, is as follows:

                                                      2005            2004

                Federal Statutory Tax              $ 449,582       $ 757,344
		Change in Effective Tax
                  Rate                                     -        ( 71,731)
                M-1 Items                             54,465        ( 56,172)
		Refund from Prior Year
		  Amended Return Due to
		  Extra-Territorial Income
                  Exclusion                                -       ( 31,624)
                Nondeductible Expenses                 2,398          1,577
		State and Local Income
		  Taxes, Net of Federal
                  Tax Benefit                          4,265         10,600
                                                       -----         ------
		     Total Income Tax
                       Provision                   $ 510,710      $ 609,994
                                                     =======        =======

Note 11 -  STOCKHOLDERS' EQUITY
           --------------------
Common Stock - The Company has 100,000,000 shares of $0.0001 par value common stock authorized and 6,309,180 and 4,992,814 shares issued and outstanding at September 30, 2005 and 2004, respectively. Of the 6,309,180 shares of common stock outstanding, 40,000 of these shares of common stock have warrants attached which entitle the holder to purchase one share of common stock per warrant at $4.00 per share. Most of the previously issued warrants expired August 21, 2005, leaving the 40,000 warrants, which will not expire until 2010. The Company has the right, under certain circumstances, to redeem any unexercised warrants at $0.0001 per share. During the year ended September 30, 2005, the Company received $467,000 from the exercise of 116,750 warrants. The proceeds were available to the Company for general corporate purposes.

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and no shares issued and outstanding at September 30, 2005 and 2004, respectively. The Board of Directors is authorized to adopt resolutions providing for the issuance of preferred shares and the establishment of preferences and rights pertaining to the shares being issued, including dividend rates.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 11 -  STOCKHOLDERS' EQUITY
           --------------------

(Cont.)	In the event of any dissolution or liquidation of the Company, whether voluntary or involuntary, the holders of shares of preferred stock described above will be paid the full amounts they are entitled to receive before any holders of common stock are entitled to receive, pro rata, any remaining assets of the Company available for distribution to its stockholders.

Registration Statement - On May 20, 2004, the Company filed a Registration Statement on Form SB-2 with the SEC to register a total of 615,000 shares of common stock. As of September 30, 2005 and 2004, 106,094 of the 615,000 shares of common stock offered by the Company are not issued nor outstanding. The Registration Statement on Form SB-2 (Amendment No. 1) was declared effective by the SEC on May 21, 2004, File No. 333-114713.

On July 3, 2002, the Company filed a Registration Statement on Form SB-2 with the SEC to register a total of 500,000 shares of common stock, 155,000 shares of which were offered by a selling stockholder and 345,000 shares of which were offered by the Company. As of September 30, 2005 and 2004, 198,734, of the 345,000 shares of common stock offered by the Company are not issued nor outstanding. The Registration Statement on Form SB-2 was declared effective by the SEC on July 25, 2002, File No. 333-92002.

On June 14, 2005, the Company filed a Registration Statement on Form S-3 with the SEC to register a total of 2,000,000 shares of common stock. On October 11, 2005, the Company formally withdrew this Registration Statement on Form RW based on various conferences with SEC staff, who asked that the Company resubmit the Registration Statement on Form SB-2.


Note 12 -  NON-OPERATING INCOME (EXPENSE)
           ------------------------------

Non-Operating income (expense) for the years ended September 30, 2005 and 2004, consisted of the following:

                                                      2005            2004
	Income
        ------
          Gain on Sale of Equipment               $  62,981       $   9,240
          Interest                                   23,690          21,803
          Other                                      20,696             856
                                                     ------          ------
              Total Income                        $ 107,367       $  31,899

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004






Note 12 -  NON-OPERATING INCOME (EXPENSE)
           ------------------------------
(Cont.)
                                                      2005            2004
	Expense
                Interest                          $(198,750)      $(131,142)
                Investment                                -        ( 52,395)
                                                    -------         -------
                     Total Expense                $(198,750)      $(183,537)
                                                    -------         -------

		     Total Non-Operating Expense,
                       Net                        $( 91,383)      $(151,638)
                                                     ======         =======

Note 13 -  PENSION AND PROFIT SHARING PLAN
           -------------------------------
Effective March 1, 2004, the Company established a 401(K) Retirement Savings Plan, which allows qualified employees to defer the maximum portion of their earnings allowed by law. The plan also allows discretionary and matching contributions from the Company. The Company matches 25% of the employee contribution, up to a max contribution of 1% of the employees compensation. Company contributions to the plan totaled approximately $14,000 and $35,000 for the years ended September 30, 2005 and 2004, respectively.


Note 14 -  BUSINESS CONCENTRATIONS
           -----------------------

At September 30, 2005, customers with the two largest outstanding accounts receivable balances totaled approximately $531,587 or 27% of the gross accounts receivable. At September 30, 2005, the outstanding accounts receivable balances of customers that exceeded 10% of gross accounts receivable are as follows:

                                                        Percent
                                                        of Gross
                                        Accounts        Accounts
		        Customer	Receivable	Receivable
                        ------------------------------------------
                          A             $ 316,568        16 %
                          B             $ 215,019        11 %

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004






Note 14 -  BUSINESS CONCENTRATIONS
           -----------------------
(Cont.)	At September 30, 2004, customers with the three largest outstanding accounts receivable balances totaled approximately $694,442 or 57% of the gross accounts receivable. At September 30, 2004, the outstanding accounts receivable balances of customers that exceeded 10% of gross accounts receivable are as follows:

                                                        Percent
                                                        of Gross
                                        Accounts        Accounts
		        Customer	Receivable	Receivable
                        ------------------------------------------
                          A              $ 404,694        33 %
                          B              $ 145,442        12 %
                          C              $ 144,306        12 %


Sales to the Company's major customers, which exceeded 10% of net sales, accounted for approximately 18.49% and 11.02% each of net sales in fiscal 2005 and approximately 23.75%,12.71% and 12.09% each of net sales in fiscal 2004.

The Company believes it has adequate sources for the supply of raw materials and components for its production requirements. The Company's suppliers are located primarily in the state of Iowa. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers for critical components. During fiscal 2004, the Company purchased approximately $8,140,000 of raw materials from one vendor, which represented approximately 61% of materials used in products sold during the year. During fiscal 2005, the Company acquired its major supplier, Simonsen Iron Works, Inc., as more fully described in Note 1.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004






Note 15 -  SEGMENT INFORMATION
           -------------------
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts and allowances are not allocated to each of the segments for internal reporting purposes. The Company has three operating segments which assemble, manufacture, and sell a variety of products:
 ATV Accessories, Plastic Wheel Covers, and Lawn and Garden. ATV Accessories is engaged in the design, manufacture, and sale of ATV accessories such as snowplow blades, lawnmowers, oil filters, spreaders, sprayers, tillage equipment, winch mounts, and utility boxes. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Lawn and Garden is engaged in the design, assembly, and sale of lawn and garden accessories through the Weekend Warrior subsidiary.
 These lawn and garden accessories include lawnmowers, spreaders, sprayers, and tillage equipment. The significant accounting policies of the operating segments are the same as those described in Note 1. Sales of snowplow blades comprised approximately 61.5% of ATV Accessories revenues during each year. Sales of snowplow blades comprised approximately 56.1% of the Company's consolidated total revenues during each year.


The following is a summary of certain financial information related to the two segments:

                                                    2005            2004
	Total Revenues by Segment
		ATV Accessories   		$ 15,670,251	$ 19,076,096
                Plastic Wheel Covers               1,461,196       1,717,830
                Lawn and Garden                      340,363         333,578
                                                  ----------      ----------
                  Total Revenues by Segment     $ 17,471,810    $ 21,127,504

        Freight Income                               128,374         160,360
        Sales Discounts and Allowances           (   418,721)    (   622,190)
                                                     -------         -------
                     Total Combined Revenue     $ 17,181,463    $ 20,665,674
                                                  ==========      ==========

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004






Note 15 -  SEGMENT INFORMATION
           -------------------
(Cont.)                                               2005            2004
	Operating Profit by Segment
		ATV Accessories   		$  6,228,662	$  5,824,274
                Plastic Wheel Covers                 616,239         889,717
                Lawn and Garden                      144,478         129,247
                Freight Income                       128,374         160,360
                Sales Allowances                 (   418,721)    (   622,190)
                Factory Overhead                 ( 1,364,978)    ( 1,068,228)
		Selling, General and
                  Administrative                 ( 3,920,370)    ( 2,985,598)
                Interest Income (Expense), Net   (   175,060)    (   109,339)
                Other Income (Expense), Net           83,677     (    42,299)
                Income Tax (Expense) Benefit     (   510,710)    (   609,994)
                                                     -------         -------
		     Net Income   		$    811,591	$  1,565,950
                                                     =======       =========

	Identifiable Assets
		ATV Accessories   		$ 21,845,814	$  5,813,571
                Plastic Wheel Covers                 668,816         680,658
                Lawn and Garden                      730,577         144,359
                                                     -------         -------

                     Total Identifiable Assets  $ 23,245,207    $  6,638,588

        Corporate and Other Assets                 4,455,838       4,195,076
                                                   ---------       ---------
		     Total Assets   		$ 27,701,045	$ 10,833,664
                                                  ==========      ==========
	Depreciation by Segment
		ATV Accessories   		$    273,253	$     92,690
                Plastic Wheel Covers                 107,052         113,526
                Lawn and Garden                        6,742           3,827
                Corporate and Other                  157,555         132,422
                                                     -------         -------
                     Total Depreciation         $    544,602    $    342,465
                                                     =======         =======
	Capital Expenditures by Segment
		ATV Accessories   		$  9,760,979	$    147,302
                Plastic Wheel Covers                  47,650           9,032
                Lawn and Garden                      230,477           2,605
                Corporate and Other                1,576,720         167,606
                                                   ---------         -------
                     Total Capital Expenditures $ 11,615,826    $    326,545
                                                  ==========         =======

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004





Note 15 -  SEGMENT INFORMATION
           --------------------
(Cont.)	The following is a summary of the Company's revenue in different geographic areas during the years ended September 30, 2005 and 2004:

                                                      2005            2004

		United States   		$ 15,104,917	$ 19,035,139
                Other Countries                    2,076,546       1,630,535
                                                  ----------      ----------
		     Total Revenue   		$ 17,181,463	$ 20,665,674
                                                  ==========      ==========

As of September 30, 2005 and 2004, all of the Company's long-lived assets are located in the United States of America. During fiscal 2005 and 2004, ATV Accessories had sales to individual customers which exceeded 10% of total revenues, as described in Note 14. Plastic Wheel Covers and Lawn and Garden did not have sales to any individual customer greater than 10% of total revenues during fiscal 2005 and 2004.


Note 16 -  COMMITMENTS AND CONTINGENCIES
           -----------------------------

Letters of Credit - Letters of credit are purchase guarantees that ensure the Company's payment to third parties in accordance with specified terms and conditions which amounted to approximately $136,000 and $115,000, as of September 30, 2005 and 2004, respectively.


Note 17 -  LEGAL PROCEEDINGS
           -----------------
Prior to the merger, Simonsen Iron Works, Inc. was named a defendant in a wage discrimination lawsuit filed by Lori Christenson, in the Iowa District Court in and for Clay County, IA (Case No. LACV 25639) that was filed on November 13, 2003. The suit was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge. Upon a motion for summary judgment sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of fiscal 2005. At that time, the court allowed the retaliatory discharge claim but Simonsen subsequently filed a motion to reconsider and dismiss this charge as well. As of the date of this report, the court has ruled and denied this motion, the remaining portion of the case is presently set to go to trial in 2006. Simonsen, and now the Company, have contested the case vigorously and do not expect its outcome to have a material impact on its financial position.

          INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION





To the Board of Directors
  of Cycle Country
  Accessories Corp. and Subsidiaries
Milford, Iowa


Our report on the consolidated financial statements of Cycle Country Accessories Corp. and Subsidiaries for the years ended September 30, 2005 and 2004 appears on page F-1. The audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information in Schedules 1 and 2 pertaining to fiscal 2005 and 2004 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended September 30, 2005 and 2004, taken as a whole.



/s/ Henjes, Conner & Williams, P.C.
                                 Certified Public Accountants


Sioux City, Iowa
November 11, 2005

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES                 SCHEDULE 1

CONSOLIDATED SCHEDULE OF GROSS PROFIT

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004




                                                   2005                       2004
                                                   ----                       ----
                                                          % of                     % of
                                           Amount        Revenue        Amount      Revenue
                                           ------        -------        ------      -------

REVENUE                                    $ 17,181,463    100.0 %     $ 20,665,674    100.0 %


DIRECT MANUFACTURING COSTS
        Materials Purchased                $  9,287,646    54.1 %      $ 13,290,419    64.3 %
        Salaries - Direct                  $  1,175,565     6.8 %      $    904,568     4.4 %
        Royalty                            $     18,617      .1 %      $     89,080      .4 %
        Other                              $        603      -         $        199       -

FACTORY OVERHEAD
        Salaries - Administrative          $    134,464      .8 %      $    121,462      .6 %
        Salaries - Other                        108,325      .6             74,887       .4
        Salaries - Officers                      46,826      .3             38,041       .2
	Depreciation and
                Amortization                    201,522     1.2            198,948      1.0
        Freight                                 131,708      .8            133,264       .6
        Insurance                               164,522     1.0            102,876       .5
        Payroll Taxes                            83,799      .5            104,660       .5
        Repair and Maintenance                  123,841      .7             68,352       .3
        Utilities                               119,850      .7             60,866       .3
        Employee Health Insurance                62,735      .4             51,297       .2
        Other Production Costs                   41,428      .2             53,299       .2
        Legal and Accounting                     18,682      .1              9,291       .1
        Real Estate Taxes                        53,867      .3             20,964       .1
        Instruction Supplies                      4,104       -             12,510       .1
	Office and Shipping Supplies
                and Postage                      12,390      .1              9,673       .1
        Shop Supplies                            37,186      .2              6,102        -
        Contract Labor                           19,729      .1              1,736         -
                                              ---------     ---         ----------     ----
                        Total FActory
                          Overhead         $  1,364,978     8.0 %     $  1,068,228      5.2 %
                                              ---------     ---         ----------     ----

			Total Cost of Goods
                          Sold             $ 11,847,409    69.0 %     $ 15,352,494     74.3 %
                                             ----------    ----         ----------     ----
                        Gross Profit       $  5,334,054    31.0 %     $  5,313,180     25.7 %
                                             ==========    ====         ==========     ====





                  See the Accompanying Independent Auditors'
                     Report on Supplementary Information

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES	SCHEDULE 2

CONSOLIDATED SCHEDULE OF SELLING, GENERAL
       AND ADMINISTRATIVE EXPENSES

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004








                                                   2005                       2004
                                                   ----                       ----
                                                          % of                     % of
                                           Amount        Revenue        Amount      Revenue
                                           ------        -------        ------      -------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
        Salaries - Administrative         $   419,209      2.4 %       $   350,624     1.8 %
        Salaries - Officers                   327,506      1.9             186,311      .9
        Salaries - Shipping                   226,073      1.3             175,300      .8
	Salaries - Research and
                Development                   108,244       .6              77,401      .4
        Advertising                           346,320      2.0             381,937     1.8
        Shipping and Handling Costs           209,648      1.2             203,512     1.0
        Legal and Accounting                  168,140      1.0              77,785      .4
	Depreciation and
                Amortization                  364,334      2.1             164,329      .8
        Insurance                             304,505      1.8             189,141      .9
	Office and Shipping Supplies
                and Postage                   101,751       .6             102,843      .5
        Fuel and Fuel Tax                     126,214       .7             128,368      .6
        Commissions                           133,111       .8              81,523      .4
	Payroll Taxes and Other
                Employee Benefits               136,984     .8              57,160      .3
        Retirement Plan Contribution            14,094      .1              35,059      .2
        Other Professional Fees                 361,570    2.1             298,291     1.4
        Repairs and Maintenance                 75,550      .4              88,180      .4
        Employee Health Insurance               131,006     .8              54,426      .3
        Telephone                                39,100     .2              34,134      .2
        Travel                                   35,168     .2              32,279      .2
        Warranty                                 28,340     .2              43,512      .2
        Show Expense                             48,819     .3              28,319      .1
        Research and Development                 12,087     .1              14,255      .1
        Real Estate Tax                          30,616     .2              21,993      .1
        Shop Supplies                            30,454     .2              12,205      .1
        License and Fees                         23,049     .1              29,966      .1
        Utilities                                24,000     .1              12,000       -
        Bonuses - Officers                       48,517     .3              69,370      .4
        Meals and Entertainment                  14,108     .1               9,276       -
        Contract Labor                            7,137      -               6,943       -
        Contributions                            10,379     .1               8,468       -
        Promotions                               11,409     .1               1,047       -
        Continuing Education                      4,054      -               4,619       -
        Bad Debts (Recovery)                 (    1,841)     -                 555       -
        Miscellaneous                               715      -               4,467       -
			Total Selling, General
			  and Administrative
                          Expenses          $ 3,920,370   22.8 %       $ 2,985,598     14.4 %



                  See the Accompanying Independent Auditors'
                    Report on Supplementary Information

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2005.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Ron Hickman
            -------------------------------
		Ron Hickman
		Principal Executive Officer,
                President and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 2005.

By:	/s/ Ron Hickman		Principal Executive Officer, President and
   -----------------------
	Ron Hickman 		Director

By:     /s/ David Davis         Principal Financial Officer and
   -----------------------
	David Davis		Principal Accounting Officer


By:	/s/ F.L. Miller		Director
   ------------------------
	F.L. Miller

By:	/s/ Jim Danbom		Director
   ------------------------
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
   -------------------------
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
   -------------------------
	Rod Simonson

By:	/s/ Alan Bailey		Director
   -------------------------
	Alan Bailey

By:	/s/ John Gault		Director
   -------------------------
	John Gault