Form 10QSB
period 2005-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2006-02-13
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________


                      Commission file number: 001-31715



                       Cycle Country Accessories Corp.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                 Nevada                            42-1523809
     ---------------------------------    -------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)


                     2188 Highway 86, Milford, Iowa 51351
------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (712) 338-2701
------------------------------------------------------------------------------
                         (Issuer's telephone number)


------------------------------------------------------------------------------
               (Former name, former address and formal fiscal year,
                                    if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of February 6, 2006 was 7,287,508 and there were 763 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

Cycle Country Accessories Corp. Index to Form 10-QSB

Part 1   Financial Information                                         Page
                                                                       ----

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet - December 31, 2005........2


         Condensed Consolidated Statements of Income - Three
         Months Ended December 31, 2005 and 2004.........................3


         Condensed Consolidated Statements of Cash Flows - Three
         Months Ended December 31, 2005 and 2004.........................4


         Notes to Condensed Consolidated Financial Statements............6



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................9


Item 3.  Controls and Procedures........................................15


Part II  Other Information


Item 1.  Legal Proceedings..............................................16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....16

Item 3. Defaults Upon Senior Securities.................................16

Item 4. Submission of Matters to a Vote of Security Holders.............16

Item 5.  Other Information..............................................16

Item 6.  Exhibits.......................................................16


Signatures..............................................................17

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
December 31, 2005
(Unaudited)

                                     Assets

Current Assets:

   Cash and cash equivalents                                   $   3,144,444
   Accounts receivable, net                                        1,821,854
   Inventories                                                     4,268,379
   Deferred income taxes                                             106,882
   Prepaid expenses and other                                        162,503
                                                               --------------
            Total current assets                                   9,504,062
                                                               --------------

Property, plant, and equipment, net                               13,861,987
Intangible assets, net                                               175,655
Goodwill                                                           4,890,146
Other assets                                                          35,699
                                                               --------------
            Total assets                                       $  28,467,549
                                                               ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                           $     445,095
    Accrued interest payable                                           7,973
    Accrued expenses                                                 973,994
    Income taxes payable                                             120,827
    Current portion of bank notes payable                            472,755
                                                               --------------
           Total current liabilities                               2,020,644
                                                               --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                       6,216,995
    Deferred income taxes                                          2,577,581
                                                               --------------
                  Total liabilities                               10,815,220
                                                               --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                        -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,287,508 shares issued and outstanding               729
    Additional paid-in capital                                    14,377,541
    Retained earnings                                              3,274,059
                                                               --------------
           Total stockholders' equity                             17,652,329
                                                               --------------
Total liabilities and stockholders' equity                     $  28,467,549
                                                               ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                              Three Months Ended December 31,
                                               2005                  2004
                                          --------------        --------------
                                           (Unaudited)            (Unaudited)
Revenues:
 Net sales                                $   5,464,788          $   5,589,236
 Freight income                                  36,720                 34,503
                                          --------------         --------------
       Total revenues                         5,501,508              5,623,739
                                          --------------         --------------
Cost of goods sold                           (3,280,111)            (3,966,224)
                                          --------------         --------------
       Gross profit                           2,221,397              1,657,515
                                          --------------         --------------
Selling, general, and administrative
   expenses                                  (1,312,641)              (872,014)
                                          --------------         --------------
      Income from operations                    908,756                785,501
                                          --------------         --------------
Other Income (Expense):
  Interest expense                             (128,522)                  (559)
  Interest income                                 9,902                  7,595
  Miscellaneous                                  22,267                 32,426
                                          --------------         --------------
      Total other income (expense)              (96,353)                39,462
                                          --------------         --------------
      Income before provision for
         income taxes                           812,403                824,963
                                          --------------         --------------
Provision for income taxes                     (288,403)              (292,862)
                                          --------------         --------------
      Net income                                524,000                532,101
                                          ==============         ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      7,225,579              5,005,979
                                          ==============         ==============
   Diluted                                    7,225,579              5,244,938
                                          ==============         ==============
Earnings per common share:
   Basic                                  $        0.07          $        0.11
                                          ==============         ==============
   Diluted                                $        0.07          $        0.10
                                          ==============         ==============


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                              Three Months Ended December 31,
                                               2005                 2004
                                          --------------        --------------
                                           (Unaudited)
(Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     524,000        $     532,101
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           208,185               88,692
         Amortization                             5,351                5,203
         Inventory reserve                        2,667                8,000
         Gain on sale of equipment              (22,235)             (31,730)
         (Increase) decrease in assets:
            Accounts receivable, net            104,099             (414,967)
            Inventories                         720,750              (47,435)
            Taxes receivable                    167,576                  -
            Prepaid expenses and other           69,150              209,484
         Increase (decrease) in liabilities:
            Accounts payable                     17,869             (716,188)
            Accrued expenses                    211,155              153,105
            Income taxes payable                120,827             (314,748)
            Accrued interest payable              1,446                  -
                                          --------------       --------------
Net cash provided by (used in)
      operating activities                    2,130,840             (528,183)
                                          --------------       --------------

Cash Flows from Investing Activities:
   Purchase of equipment                       (134,519)             (51,732)
   Deposits into restricted cash                    -                    -
   Proceeds from sale of equipment               31,150               33,600
                                          --------------       --------------
Net cash used in investing activities          (103,369)             (18,132)
                                          --------------       --------------

Cash Flows from Financing Activities:
   Payments on bank notes payable              (108,795)                 -
   Proceeds from exercise of stock warrants         -                167,000
                                          --------------       --------------
Net cash provided by (used in)
      financing activities                     (108,795)             167,000
                                          --------------       --------------

Net increase (decrease) in cash and
   cash equivalents                           1,918,676             (379,315)

Cash and cash equivalents, beginning of
   period                                     1,225,768            2,594,471
                                          --------------       --------------

Cash and cash equivalents, end of
   period                                 $   3,144,444        $   2,215,156
                                          ==============       ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                            Three Months Ended December 31,
                                               2005                 2004
                                          --------------       --------------
                                           (Unaudited)          (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $     127,076        $        559
                                          ==============       ==============

      Income taxes                        $         -          $    607,610
                                          ==============       ==============

Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock for
     payment of director fees             $       6,000        $        -
                                          ==============       ==============
   Issuance of common stock under
     price protection provision in
     acquisition agreement for
     Simonsen Iron Works, Inc.            $         -   (1)    $        -
                                          ==============       ==============


(1)	resulted in reclassifying par value of the additional shares issued to common stock account from additional paid in capital account only.




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three-months ended December 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2005 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at December 31, 2005 are summarized as follows:

             Raw materials                              $   1,831,843
             Work in progress                                 633,072
             Finished goods                                 1,803,464
                                                        --------------
                Total inventories                       $   4,268,379
                                                        ==============


3.   Goodwill:

Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's April 29, 2005 acquisition is not being amortized in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.

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


4.   Accrued Expenses:

The major components of accrued expenses at December 31, 2005 are summarized as follows:

             Distributor rebate payable                 $     483,476
             Accrued salaries and related benefits            290,149
             Accrued warranty expense                          45,000
             Accrued insurance expense                         44,047
             Accrued real estate tax                           95,016
             Royalties payable                                 14,306
             Accrued director fees                              2,000
                                                        --------------
                Total accrued expenses                  $     973,994
                                                        ==============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004
(Unaudited)


5.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2005 and 2004:


						For the three months ended December 31, 2005
                                                -------------------------------------------------
                                                Income             Shares          Per-share
                                              (numerator)       (denominator)        amount
                                           ----------------     -------------     -------------


Basic EPS
Income available to common stockholders       $    524,000        7,225,579       $      0.07
                                                                                  ===========
Effect of Dilutive Securities
Warrants                                               -                -
                                           ----------------     -----------
Diluted EPS
Income available to common stockholders       $    524,000        7,225,579       $      0.07
                                              ============      ===========       ===========





						For the three months ended December 31, 2004
                                                -------------------------------------------------
                                                Income             Shares          Per-share
                                              (numerator)       (denominator)        amount
                                           ----------------     -------------     -------------

Basic EPS
Income available to common stockholders       $    532,101       5,005,979        $      0.11
                                                                                  ===========
Effect of Dilutive Securities
Warrants                                               -           238,959
                                           ----------------     -----------
Diluted EPS
Income available to common stockholders       $    532,101       5,244,938        $      0.10
                                              ============      ===========       ===========


Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004
(Unaudited)


6.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Weekend Warrior, previously Lawn and Garden, is engaged in the design, assembly, and sale of utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, and soft goods. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in
Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. Sales of snowplow blades comprised approximately 77% and 79% of ATV Accessories revenues during the three months ended December 31, 2005 and 2004, respectively. In addition, sales of snowplow blades comprised approximately 61% and 74% of the Company's consolidated total revenues during the three months ended December 31, 2005 and 2004, respectively.


The following is a summary of certain financial information related to the four segments during the three months ended
December 31, 2005 and 2004:



                                                2005             2004
                                                ----             ----
Total revenues by segment
     ATV Accessories                         $  4,326,742     $  5,268,334
     Plastic Wheel Covers                         378,232          308,177
     Weekend Warrior                              498,041          138,395
     Contract Manufacturing                       371,087              -
                                             -------------    -------------
          Total revenues by segment             5,574,102        5,714,906
     Freight income                                36,720           34,503
     Sales allowances                            (109,314)        (125,670)
                                             -------------    -------------
          Total revenues                     $  5,501,508     $  5,623,739
                                             =============    =============


Operating profit by segment
     ATV Accessories                         $  2,243,939     $  1,860,895
     Plastic Wheel Covers                         154,328          123,666
     Weekend Warrior                              212,786           56,974
     Contract Manufacturing                       166,570              -
     Freight income                                36,720           34,503
     Sales allowances                            (109,314)        (125,670)
     Factory overhead                            (483,632)        (292,853)
     Selling, general, and administrative      (1,312,641)        (872,014)
     Interest income (expense), net              (118,620)           7,036
     Other income (expense), net                   22,267           32,426
     Provision for income taxes                  (288,403)         (292,862)
                                             -------------    --------------
          Net income                         $    524,000     $     532,101
                                             =============    ==============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004
(Unaudited)


6.   Segment Information, Continued:

The following is a summary of the Company's revenue in different geographic areas during the three months ended
December 31, 2005 and 2004
                                         2005                      2004
                                    ------------------      ------------------
United States of America            $    4,912,763           $    5,015,193
Other countries                            588,745                  608,546
                                    ------------------      ------------------
          Total revenue             $    5,501,508           $    5,623,739
                                    ==================      ==================

As of December 31, 2005, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of total net revenues, accounted for approximately 15.4% and 15.2% each of total net revenues during the three months ended December 31, 2005, and approximately 20.9%, 17.3%, and 10.3% each of total net revenues during the three months ended December 31, 2004. Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of total net revenues during the three months ended December 31, 2005 or 2004.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiaries (the "Company") and should be read in conjunction with our consolidated financial statements as of September 30, 2005, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-KSB for the year ended September 30, 2005.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At December 31, 2005, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.


OVERALL RESULTS OF OPERATIONS - Three Months Ended December 31, 2005
and 2004




                      Three Months    Three Months    Increase      Increase
                     Ended December  Ended December  (Decrease)    (Decrease)
                       31, 2005)        31, 2004         $             %
                     --------------------------------------------------------

Revenue                $ 5,501,508    $  5,623,739   $  (122,231)     (2.2%)
Cost of goods sold     $ 3,280,111    $  3,966,224   $  (686,113)    (17.3%)
Gross profit           $ 2,221,397    $  1,657,515   $   563,882      34.0%
Gross profit %             40.4%           29.5%                      10.9%


The decrease in revenues for the three months ended December 31, 2005 was mainly attributable to an 18% decrease in sales for our largest business segment, ATV accessories. Offsetting some of the decrease was a 260% increase in sales for our Weekend Warrior business segment, a 23% increase in sales for our Wheel Cover business segment, and a 100% increase in sales for our newest business segment, Contract Manufacturing, as compared to the three months ended December 31, 2004. The increase in gross profit as a percentage of revenue was mainly attributable to two factors: a) maintaining product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of fiscal 2005. We attribute the significant decrease in ATV accessory sales for the first quarter of fiscal 2006 to a sluggish ATV market. Conversations with our distributors indicated that ATV-related product sales were down uniformly across all product lines and brands from a year ago. However, increases in all of our other business segments are encouraging early indicators that managements initiatives and growth strategies for these segments will generate the revenues projected by the company for fiscal 2006.

                      Three Months    Three Months    Increase      Increase
                     Ended December  Ended December  (Decrease)    (Decrease)
                       31, 2005)        31, 2004         $             %
                     --------------------------------------------------------
Selling, general
and administrative
expenses              $ 1,312,641     $ 872,014       $  440,627      50.5%


As a percentage of revenue, selling, general, and administrative expenses were 23.9% for the three months ended December 31, 2005 compared to 15.5% for the three months ended December 31, 2004. The significant changes in operating expenses for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 were; employee wage expense increased approximately $112,800, or 49%, advertising expense increased approximately $92,200, or 142%, depreciation and amortization increased approximately $128,900, or 341%, insurance expense increased approximately $30,500, or 55%, and employee health insurance expense increased approximately $77,600, or 899%. Employee wages, employee benefit expenses, insurance, depreciation expense and other certain expense increases were mainly attributable to the merger with Simonsen Iron Works, our largest supplier, which occurred during the third quarter of fiscal 2005.
New advertising initiatives such as a television commercial promoting our Weekend Warrior products and a new brochure and video for promoting our new Contract Manufacturing capabilities caused the increase in advertising expense for the first three months ended December 31, 2005 compared to the first three months ended December 31, 2004. Management believes these and other initiatives planned during the rest of fiscal 2006 will stimulate both current and long term sales for all of our business segments.



                      Three Months    Three Months    Increase      Increase
                     Ended December  Ended December  (Decrease)    (Decrease)
                       31, 2005)        31, 2004         $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                 $  32,169       $  40,021      $  (7,852)      (19.6%)
Interest expense       $ 128,522       $     559      $ 127,963       229%

The decrease in interest and miscellaneous income is primarily due to a decrease in the gain on sale of assets during the first three months of fiscal 2006 versus the first three months of fiscal 2005. Interest expense increased due to incurring bank debt as part of financing the Simonsen Iron Works acquisition during the third quarter of fiscal 2005. Interest expense over the remaining quarters of fiscal 2006 should remain consistent with the first quarter amount or decrease as the principal balances continue to decrease.

Looking ahead to the next three quarters of Fiscal 2006 we project strong overall growth in revenues and gross profits. New market opportunities and growth in current markets will create a projected 30-35% growth for revenues. Gross profits will grow to an estimated 48-50% of revenue as the cost benefits and production synergies from our merger are fully realized over the full twelve months. We project selling, general and administrative expenses during the remainder of fiscal 2006 to be 24-28% of total revenue as we continue our focus to contain costs and complete the merging of two separate manufacturing and accounting systems into one efficient system, all while maintaining a consistent level of administrative support.


BUSINESS SEGMENTS

As more fully described in Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this filing, the Company operates four reportable business segments: ATV Accessories, Plastic Wheel Covers, Weekend Warrior (formerly Lawn and Garden), and Contract Manufacturing. ATV accessories is vertically integrated and utilizes a two-step distribution method, we are vertically integrated in our Plastic Wheel Cover segment and utilize both direct and two-step distribution methods, Weekend Warrior utilizes a single-step distribution method, and our Contract Manufacturing segment deals directly with other OE manufacturers and businesses in various industries.

ATV ACCESSORIES - Three Months Ended December 31, 2005 and 2004
---------------------------------------------------------------


                      Three Months    Three Months    Increase      Increase
                     Ended December  Ended December  (Decrease)    (Decrease)
                       31, 2005)        31, 2004         $             %
                     --------------------------------------------------------

Revenue              $ 4,326,742      $ 5,268,334     $  (941,592)    (17.9%)
Cost of goods sold   $ 2,082,803      $ 3,407,440     $(1,324,637)    (38.9%)
Gross profit         $ 2,243,939      $ 1,860,894     $   383,045      20.6%
Gross profit %           51.9%            35.3%                        16.6%

We attribute the significant decrease in ATV accessories revenue for the first quarter of fiscal 2006 to a sluggish ATV market. Conversations with our distributors indicated that ATV-related product sales were down uniformly across all product lines and brands from a year ago. The decrease was mainly attributable to a decrease in snowplow blade sales of approximately $808,900, or 20%, winch and winch mount kit sales of approximately $113,700, or 38%, and bed lift kit sales of approximately $38,400, or 46%. However, Original Equipment Manufacturer (OEM) product sales increased approximately $75,500, or 20%, as our newest OEM customer, Masterlock, generated approximately $53,800 in new sales and sales to Bristers Design and Manufacturing increased approximately $33,900, or 100% for the first three months ended December 31, 2005 compared to the first three months ended December 31, 2004.

The increase in gross profit as a percentage of revenue was mainly attributable to two factors: a) maintaining product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of fiscal 2005. Management expects gross profit for the remaining three quarters of fiscal 2006 to stay consistent with the first quarter's profit percentage as profit margin monitoring and cost containment efforts will continue. Steel prices are expected to remain stable during 2006. Should any volatile price swings occur within the steel market, management believes that any additional cost could be passed on to our customers with minimal to no impact on sales.

PLASTIC WHEEL COVERS - Three Months Ended December 31, 2005 and 2004
--------------------------------------------------------------------



                      Three Months    Three Months    Increase      Increase
                     Ended December  Ended December  (Decrease)    (Decrease)
                       31, 2005)        31, 2004         $             %
                     --------------------------------------------------------

Revenue              $   378,232      $   308,177     $   70,055     22.7%
Cost of goods sold   $   223,904      $   184,511     $   39,393     21.3%
Gross profit         $   154,328      $   123,666     $   30,662     24.8%
Gross profit %            40.8%            40.1%                      0.7%

The increase in revenues is mainly due to an increase in sales to OEM golf car manufacturers E-Z-Go and Club Car. The second and third quarters are traditionally the prime quarters for the golf industry, accordingly management is projecting revenues for these two quarters to exceed each respective quarter of last fiscal year by an average of 40%. We anticipate our new "SS" chrome wheel cover, recently unveiled at the PGA Merchandise Show in Orlando, Florida to tremendous response, to start generating significant new sales in the third quarter, possibly even the second quarter. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment. In addition, we are developing a new version of our Maxam wheel cover for the trailer and cart industries.

The increase in gross profit and the decrease in cost of goods sold are a result of cost containment and labor efficiency initiatives implemented by management. Going forward, management will continue to monitor material and labor costs for additional opportunities to return more profit to the plastic wheel cover segment.

WEEKEND WARRIOR - Three Months Ended December 31, 2005 and 2004
---------------------------------------------------------------


                      Three Months    Three Months    Increase      Increase
                     Ended December  Ended December  (Decrease)    (Decrease)
                       31, 2005)        31, 2004         $             %
                     --------------------------------------------------------

Revenue               $   498,041    $   138,395      $   359,646     259.9%
Cost of goods sold    $   285,255    $    81,421      $   203,834     250.3%
Gross profit          $   212,786    $    56,974      $   155,812     273.5%
Gross profit %             42.7%          41.2%                         1.5%

This segment, formerly known as our Lawn and Garden business segment, contains products which feature pull-behind implements, 3-point implements, bed lifts, gun and tool racks, soft goods, and other items designed and built primarily for utility vehicles (UTVs), as well as garden tractors. As growth in this industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. The increase in revenues is attributable to sales to a new national direct-retail customer, Pep Boys, of approximately $409,000. Looking forward, management anticipates Pep Boys and other new and current direct-retail customers to generate nearly $4 million in total revenue for this segment in fiscal 2006. As the segment with what management believes to be the largest long-term growth potential, advertising and other initiatives to encourage and support this growth are being undertaken in fiscal 2006. The small gain in gross profit for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 is due in part to a more profitable product mix being sold along with cost savings due to the merger and acquisition of Simonsen Iron Works, which occurred during the third quarter of fiscal 2005.

CONTRACT MANUFACTURING - Three Months Ended December 31, 2005 and 2004
----------------------------------------------------------------------


                      Three Months    Three Months    Increase      Increase
                     Ended December  Ended December  (Decrease)    (Decrease)
                       31, 2005)        31, 2004         $             %
                     --------------------------------------------------------

Revenue              $    371,087    $        -       $   371,087      100%
Cost of goods sold   $    204,517    $        -       $   204,517      100%
Gross profit         $    166,570    $        -       $   166,570      100%
Gross profit %             44.9%




This business segment was created during this quarter by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow in our main ATV Accessories business segment. Management believes that this segment has the potential to generate approximately $3 million in revenue in Fiscal 2006 and initiatives such as a dedicated salesperson and new promotional video are part of management's plan to achieve that revenue.

GEOGRAPHIC REVENUE - Three Months Ended December 31, 2005 and 2004
------------------------------------------------------------------

Country         Fiscal Year 2006  Fiscal Year 2005   Increase      Increase
                                                    (Decrease) $  (Decrease) %

United States
of America       $  4,912,763     $  5,015,193      $ (102,430)      (2.0%)

All Other
Countries        $    588,745     $    608,546      $  (19,801)      (3.3%)





The decrease during the three months ended December 31, 2005 in U.S. revenue is due to a general decrease across all regions previously serviced in the United States of America. The decrease during the three months ended December 31, 2005 in other countries is due to a decrease of sales in Canada and Europe. During the first quarter of fiscal 2006, two new distributors began selling Cycle Country ATV accessory products, one in Romania and the other in Columbia.

Liquidity and Capital Resources
-------------------------------

Overview
--------

Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the first three months ended December 31, 2005. Cash and cash equivalents were $3,144,444 as of December 31, 2005 compared to $1,225,768 as of September 30, 2005. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.
In the first three months ended December 31, 2005 we made approximately $135,000 in capital expenditures, received approximately $31,000 from the sale of capital equipment, and paid approximately $109,000 of long-term debt principal. By the end of fiscal 2006 management expects total capital expenditures to approximate $500,000.

Working Capital
---------------

Net working capital was $7,483,418 at December 31, 2005 compared to $6,872,671 at September 30, 2005. The change in working capital is primarily due to the following:

                        Balance        Balance
                      December 31,   September 30,    Increase     Percent
                          2005           2005        (Decrease)     Change
                     ------------    -------------   -----------    --------
Cash and cash
equivalents          $  3,144,444    $  1,225,768    $ 1,918,676     156.5%
Accounts receivable     1,821,853       1,925,952       (104,099)     (5.4%)
Inventories             4,268,379       4,991,796       (723,417)    (14.5%)
Income taxes receivable     -             167,576       (167,576)   (100%)
Prepaid expenses          162,503         122,942         39,561      32.2%
Accounts payable          445,095         427,226         17,869       4.2%
Accrued expenses          981,967         775,365        206,602      26.6%
Income taxes payable      120,827             -          120,827     100.0%
Current portion of
bank notes payable        472,755         465,654          7,101       1.5%


Long-Term Debt
--------------

On April 29, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $4,000,000 ("Note One") and a second note payable for $3,000,000 ("Note Two") with the commercial lender. The Notes are collateralized by all of the Company's assets, are payable in monthly installments from May 2005 until April 2020 for Note One and until April 2012 for Note Two, which include principal and interest at prime + 0.50% (7.75% at December 31, 2005) for Note One and principal and interest at prime + 0.50% (7.75% at December 31, 2005) for Note Two, with a final payment upon maturity on April 25, 2020 for Note One and April 25, 2012 for Note Two. The variable interest rate can never exceed 9.0% or be lower than 5.0% for Note One and for Note Two, respectively. The monthly payment is $34,297 and $44,186 for Note One and Note Two, respectively, and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. At December 31, 2005, $3,908,950 and $2,780,800 for Note One and Note Two, respectively, were outstanding on the Notes. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below. At December 31, 2004, no balances existed for Note One and Note Two, respectively, as these are new Notes created on April 29, 2005.

Line of Credit
--------------

On January 1, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (8.0% at December 31, 2005) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10% or be lower than 5.25%. The Line of Credit matures on December 31, 2006. At December 31, 2005 and 2004, no balance was outstanding on the Line of Credit.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions except as may be required by the preferred shares issued in June of 2003 and discussed below. At December 31, 2005, the Company met all of the required financial ratios.

Warrants

The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the three months ended December 31, 2005, none of the 40,000 warrants were exercised. The proceeds are to be applied to the outstanding balance on the Notes.

Capital Resources

Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2006. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.
Item 3.   Controls and Procedures

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



Part II - Other Information

Item 1.  Legal Proceedings

Prior to the merger, Simonsen Iron Works Inc. was named a defendant in a wage discrimination lawsuit filed by Lori Christenson in the Iowa District Court in and for Clay County, IA (Case No. LACV 25639) that was filed on November 13, 2003. The suite was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge. Upon a motion for summary judgment sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of fiscal 2005. At that time the court allowed the retaliatory discharge claim but Simonsen subsequently filed a motion to reconsider and dismiss this charge as well. During the first quarter of fiscal 2006 the court ruled on this motion to reconsider and denied the motion, the remaining portion of the case is presently set to go to trial in late 2006. Simonsen's, and now the Company, have contested the case vigorously and do not expect its outcome to have a material impact on its financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

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

                                  Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2006.

                              CYCLE COUNTRY ACCESSORIES CORP.

                              By:     /s/ Ron Hickman
                                  ---------------------
                                      Ron Hickman
                                      Principal Executive Officer,
                                      President and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2006.

By:	/s/ Ron Hickman		Principal Executive Officer, President and
    ---------------------
	Ron Hickman 		Director


By:     /s/ David Davis         Principal Financial Officer and
    ---------------------
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
    ---------------------
	F.L. Miller

By:	/s/ Jim Danbom		Director
    ---------------------
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
    -------------------------
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
    -----------------------
	Rod Simonson

By:	/s/ Alan Bailey		Director
    -----------------------
	Alan Bailey

By:	/s/ John Gault		Director
    -----------------------
	John Gault