Form 10QSB
period 2006-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2006-05-15
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


FORM 10-QSB

         (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006


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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of May 4, 2006 was 7,287,508 and there were 712 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

Cycle Country Accessories Corp. Index to Form 10-QSB

Part 1   Financial Information                                         Page
                                                                       ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - March 31, 2006...........2


         Condensed Consolidated Statements of Income - Three Months
         Ended March 31, 2006 and 2005...................................3


         Condensed Consolidated Statements of Income - Six Months
         Ended March 31, 2006 and 2005...................................4

         Condensed Consolidated Statements of Cash Flows - Six Months
         Ended March 31, 2006 and 2005...................................5


         Notes to Condensed Consolidated Financial Statements............7



Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................11


Item 3.  Controls and Procedures ........................................20


Part II  Other Information


Item 1.  Legal Proceedings...............................................21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......21

Item 3. Defaults Upon Senior Securities..................................21

Item 4. Submission of Matters to a Vote of Security Holders..............21

Item 5.  Other Information...............................................21

Item 6.  Exhibits........................................................22


Signatures...............................................................23

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2006
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                   $   1,391,526
   Accounts receivable, net                                        1,309,805
   Inventories                                                     5,174,166
   Income taxes receivable                                           221,250
   Deferred income taxes                                             106,882
   Prepaid expenses and other                                        144,677
                                                               --------------
            Total current assets                                   8,348,306
                                                               --------------

Property, plant, and equipment, net                               13,809,627
Intangible assets, net                                               167,425
Goodwill                                                           4,890,146
Other assets                                                          35,277
                                                               --------------
            Total assets                                       $  27,250,781
                                                               ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                           $     320,629
    Accrued interest payable                                           6,978
    Accrued expenses                                               1,104,878
    Current portion of bank notes payable                            472,113
                                                               --------------
           Total current liabilities                               1,904,598
                                                               --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                       5,098,625
    Deferred income taxes                                          2,577,581
                                                               --------------
                  Total liabilities                                9,580,804
                                                               --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                        -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,287,508 shares issued and outstanding               729
    Additional paid-in capital                                    14,377,541
    Retained earnings                                              3,291,707
                                                               --------------
           Total stockholders' equity                             17,669,977
                                                               --------------
Total liabilities and stockholders' equity                     $  27,250,781
                                                               ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                           Three Months Ended March 31,
                                               2006                 2005
                                          --------------       --------------
                                           (Unaudited)          (Unaudited)
Revenues:
 Net sales                                $   3,475,111        $   2,780,447
 Freight income                                  24,546               28,779
                                          --------------       --------------
       Total revenues                         3,499,657            2,809,226
                                          --------------       --------------
Cost of goods sold                           (2,090,306)          (1,991,754)
                                          --------------       --------------
       Gross profit                           1,409,351              817,472
                                          --------------       --------------
Selling, general, and administrative
   expenses                                  (1,267,739)            (821,386)
                                          --------------       --------------
      Income (loss) from operations             141,612               (3,914)
                                          --------------       --------------
Other Income (Expense):
  Interest expense                             (115,864)                 -
  Interest income                                 9,344                8,848
  Miscellaneous                                  (1,169)              17,244
                                          --------------       --------------
      Total other income (expense)             (107,689)              26,092
                                          --------------       --------------
      Income before provision for
         income taxes                            33,923               22,178
                                          --------------       --------------
Provision for income taxes                      (16,274)              (7,873)
                                          --------------       --------------
      Net income                                 17,649               14,305
                                          ==============       ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      7,287,508            5,083,521
                                          ==============       ==============
   Diluted                                    7,287,508            5,401,380
                                          ==============       ==============
Earnings per common share:
   Basic                                  $        0.00        $        0.00
                                          ==============       ==============
   Diluted                                $        0.00        $        0.00
                                          ==============       ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                             Six Months Ended March 31,
                                               2006                 2005
                                          --------------       --------------
                                           (Unaudited)          (Unaudited)
Revenues:
 Net sales                                $   8,939,900        $   8,369,682
 Freight income                                  61,266               63,282
                                          --------------       --------------
       Total revenues                         9,001,166            8,432,964
                                          --------------       --------------
Cost of goods sold                           (5,370,417)          (5,957,978)
                                          --------------       --------------
       Gross profit                           3,630,749            2,474,986
                                          --------------       --------------
Selling, general, and administrative
   expenses                                  (2,580,380)          (1,693,400)
                                          --------------       --------------
      Income from operations                  1,050,369              781,586
                                          --------------       --------------
Other Income (Expense):
  Interest expense                             (244,386)                (559)
  Interest income                                19,246               16,443
  Miscellaneous                                  21,097               49,671
                                          --------------       --------------
      Total other income (expense)             (204,043)              65,555
                                          --------------       --------------
      Income before provision for
         income taxes                           846,326              847,141
                                          --------------       --------------
Provision for income taxes                     (304,677)            (300,735)
                                          --------------       --------------
      Net income                                541,649              546,406
                                          ==============       ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      7,256,303            5,043,848
                                          ==============       ==============
   Diluted                                    7,256,303            5,317,459
                                          ==============       ==============
Earnings per common share:
   Basic                                  $        0.08        $        0.11
                                          ==============       ==============
   Diluted                                $        0.08        $        0.10
                                          ==============       ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                             Six Months Ended March 31,
                                               2006                 2005
                                          --------------       --------------
                                           (Unaudited)          (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     541,649        $     546,406
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           420,341              176,397
         Amortization                            10,701               10,553
         Inventory reserve                       10,667               16,000
         Gain on sale of equipment              (20,949)             (29,974)
         (Increase) decrease in assets:
            Accounts receivable, net            616,147              690,917
            Inventories                        (193,037)          (1,361,042)
            Taxes receivable                    (53,674)            (242,065)
            Prepaid expenses and other           86,198              184,654
         Increase (decrease) in liabilities:
            Accounts payable                   (106,597)          (1,001,571)
            Accrued expenses                    342,040              135,755
            Income taxes payable                    -               (624,259)
            Accrued interest payable                452                  -
                                          --------------       --------------
Net cash provided by (used in)
      operating activities                    1,653,938           (1,498,229)
                                          --------------       --------------

Cash Flows from Investing Activities:
   Purchase of equipment                       (295,232)            (142,925)
   Proceeds from sale of equipment               34,860               34,175
                                          --------------       --------------
Net cash used in investing activities          (260,372)            (108,750)
                                          --------------       --------------

Cash Flows from Financing Activities:
   Payments on bank notes payable            (1,227,808)                 -
   Proceeds from exercise of stock warrants         -                451,000
                                          --------------       --------------
Net cash provided by (used in)
      financing activities                   (1,227,808)             451,000
                                          --------------       --------------

Net increase (decrease) in cash and
   cash equivalents                             165,758           (1,155,979)

Cash and cash equivalents, beginning of
   period                                     1,225,768            2,594,471
                                          --------------       --------------

Cash and cash equivalents, end of
   period                                 $   1,391,526        $   1,438,492
                                          ==============       ==============


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                             Six Months Ended March 31,
                                               2006                 2005
                                          --------------       --------------
                                           (Unaudited)          (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                             $     243,935        $        559
                                           ==============       ==============

      Income taxes                         $     358,351        $  1,159,186
                                           ==============       ==============

Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock for
     payment of director fees              $       6,000        $        -
                                          ==============        ==============
   Issuance of common stock under
     price protection provision in
     acquisition agreement for
     Simonsen Iron Works, Inc.            $         -   (1)     $        -
                                          ==============        ==============


(1)	resulted in reclassifying par value of the additional shares issued to common stock account from additional paid in capital account only.



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 and 2005
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2005 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at March 31, 2006 are summarized as follows:

             Raw materials                              $   2,160,489
             Work in progress                                 699,056
             Finished goods                                 2,314,621
                                                        --------------
                Total inventories                       $   5,174,166
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


4.   Accrued Expenses:

The major components of accrued expenses at March 31, 2006 are summarized as follows:

             Distributor rebate payable                 $     514,775
             Accrued salaries and related benefits            323,669
             Accrued warranty expense                          45,000
             Accrued insurance expense                         42,179
             Accrued real estate tax                           98,964
             Employment contract early termination liab        55,961
             Royalties payable                                 20,330
             Accrued director fees                              4,000
                                                        --------------
                Total accrued expenses                  $   1,104,878
                                                        ==============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 and 2005
(Unaudited)


5.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended March 31, 2006 and 2005:


                                                For the three months                             For the six months
                                                ended March 31, 2006                            ended March 31, 2006
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income available to common
     stockholders                            $   17,649      7,287,508      $    0.00    $   541,649    7,256,303     $    0.08
                                                                            =========                                 =========
Effect of Dilutive Securities
Warrants                                             -              -                             -            -
                                             ----------      ----------                  ------------   ----------

Diluted EPS
Income available to common
     stockholders                            $   17,649      7,287,508      $    0.00    $   541,649     7,256,303    $    0.08
                                             ==========      ==========     =========    ===========     =========    =========

                                                For the three months                             For the six months
                                                ended March 31, 2005                            ended March 31, 2005
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income available to common
     stockholders                            $   14,305      5,083,521      $    0.00    $   546,406     5,043,848    $    0.11
                                                                            =========                                 =========
Effect of Dilutive Securities
Warrants                                            -          317,859                            -        273,610
                                             ----------      ----------                  ------------   ----------
Diluted EPS
Income available to common
     stockholders                            $   14,305      5,401,380      $    0.00    $   546,406     5,317,459    $    0.10
                                             ==========      ==========     =========    ===========     =========    =========


Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 and 2005
(Unaudited)


6.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Weekend Warrior, previously Lawn and Garden, is engaged in the design, assembly, and sale of utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, and soft goods. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in
Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. Key revenues as a percentage of ATV Accessories total revenue and/or the Company's consolidated total revenues for the three and six months ended March 31, 2006 and 2005 are as follows;

                             Three months ended            Six months ended
                                  March 31,                     March 31,
                             ----------------------------------------------
                             2006          2005           2006         2005
                             ----------------------------------------------
Snowplow blades to ATV
Accessories                   53%           45%            68%          68%

Snowplow blades to
Company's consolidated
total                         37%           39%            51%          62%

OEM products, including
John Deere, Land Pride,
and Masterlock to
ATV Accessories               15%           22%            12%          12%

OEM products, including
John Deere, Land Pride,
and Masterlock to
Company's consolidated
total                         10%           19%             9%          11%

Plastic Wheel Covers to
Company's consolidated
total                         13%           13%             9%           8%

Contract Manufacturing to
Company's consolidated
total                         14%           na              9%           na


The following is a summary of certain financial information related to the four segments during the three months and six months ended
March 31, 2006 and 2005:



                      Three months ended March 31,   Six months ended March 31,
                           2006           2005         2006            2005
                      ---------------------------------------------------------
Total revenues by
segment

ATV Accessories        $ 2,427,064    $ 2,410,108   $ 6,753,806   $ 7,678,442

Plastic Wheel Covers       445,151        375,325       823,383       683,502

Weekend Warrior            170,389         35,409       668,430       173,803

Contract Manufacturing     482,040             -        853,127            -
                       -----------    -----------   -----------   -----------
 Total revenues
 by segment              3,524,644      2,820,842     9,098,746     8,535,747
                       -----------    -----------   -----------   -----------

Freight income              24,546         28,779        61,266        63,282

Sales allowances           (49,533)       (40,395)     (158,846)     (166,065)
                       -----------    -----------   -----------   -----------

 Total revenues        $ 3,499,657    $ 2,809,226   $ 9,001,166   $ 8,432,964
                       ===========    ===========   ===========   ===========

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 and 2005
(Unaudited)


6.   Segment Information, Continued:


                      Three months ended March 31,   Six months ended March 31,
                           2006           2005         2006            2005
                      ---------------------------------------------------------
Operating profit by segment

ATV Accessories       $ 1,496,801    $  905,046    $ 3,740,740    $ 2,765,941

Plastic Wheel Covers      193,068       181,953        347,396        305,618

Weekend Warrior            72,477        11,848        285,262         68,823

Contract Manufacturing    197,886                      364,456

Freight income             24,546        28,779         61,266         63,282

Sales allowances          (49,533)      (40,395)      (158,847)      (166,065)

Factory overhead         (525,893)     (269,759)    (1,009,524)      (562,613)

Selling, general, and
administrative         (1,267,739)     (821,386)    (2,580,380)    (1,693,400)

Interest income
(expense), net           (106,520)        8,848       (225,140)        15,884

Other income
(expense), net             (1,170)       17,244         21,097         49,671

Provision for income
taxes                     (16,274)       (7,873)      (304,677)      (300,735)
                       -----------    -----------   -----------   -----------
Net income            $    17,649    $   14,305    $   541,649    $   546,406
                      ============    ===========   ===========   ===========








The following is a summary of the Company's revenue in different geographic areas during the three months and six months ended March 31, 2006 and 2005:


                          Three months ended March 31,    Six months ended March 31,
                              2006         2005               2006          2005
                          ----------------------------    --------------------------


United States of America   $ 3,095,730      $ 2,384,196     $ 8,008,494   $ 7,399,388
Other countries                403,927          425,030         992,672     1,033,576
                           ------------     ------------    ------------  ------------
  Total revenue            $ 3,499,657      $ 2,809,226     $ 9,001,166   $ 8,432,964
                           ============     ============    ============  ============



As of March 31, 2006, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 12% of net revenues during the three months ended March 31, 2006, and approximately 16.9% and 14.5% each of net revenues during the three months ended March 31, 2005. Plastic Wheel Covers, Weekend Warrior and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the three months ended March 31, 2006 or 2005.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 14.1% and 12.4% each of net revenues during the six months ended March 31, 2006, and approximately 19.6% and 14.7% each of net revenues during the six months ended March 31, 2005. Plastic Wheel Covers, Weekend Warrior and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the six months ended March 31, 2006 or 2005.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At March 31, 2006, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.


OVERALL RESULTS OF OPERATIONS - Three Months Ended March 31, 2006 and 2005



                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------
Revenue              $ 3,499,657     $ 2,809,226   $  690,431         24.6%

Cost of goods sold   $ 2,090,306     $ 1,991,754   $   98,552          4.9%

Gross profit         $ 1,409,351     $   817,472   $  591,879         72.4%

Gross profit %           40.3%           29.1%                        11.2%

The increase in revenues for the three months ended March 31, 2006 was mainly attributable to our newest business segment, Contract Manufacturing, which posted revenue of approximately $482,000, or a 100% increase in sales. Also contributing to the increase was a 381% increase in sales for our Weekend Warrior business segment, a 19% increase in sales for our Plastic Wheel Cover business segment, and a 4% increase in sales for our ATV Accessories business segment, as compared to the three months ended March 31, 2005. The increase in gross profit as a percentage of revenue was mainly attributable to two factors: a) improved product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of fiscal 2005. The small increase in sales for the ATV Accessories segment is indication to management that the ATV market is recovering from the slump experienced during our first fiscal quarter. Sales in many product lines within the ATV Accessories segment experienced modest increases from last year to this year during this second fiscal quarter. Strong increases in our Weekend Warrior, Plastic Wheel Covers, and even our new Contract Manufacturing segments continue to provide support that the initiatives and growth strategies management has implemented and continues to develop are, and will, generate growing, sustainable revenues for the remainder of fiscal 2006 and beyond.


                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------
Selling, general
and administrative
expenses              $ 1,267,739    $  821,386      $  446,353        54.3%

As a percentage of revenue, selling, general, and administrative expenses were 36.2% for the three months ended March 31, 2006 compared to 29.2% for the three months ended March 31, 2005. The significant changes in operating expenses for the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 were; employee wage expense increased approximately $180,200, or 88%, depreciation and amortization increased approximately $122,300, or 263%, employee health insurance expense increased approximately $47,100, or 358%, payroll tax expense increased approximately $38,400, or 239%, advertising costs increased approximately $21,600, or 16%, travel expense increased approximately $13,900, or 1,290%, and insurance expense increased approximately $12,900, or 22%. Employee wages, employee benefit expenses, insurance, depreciation expense and other certain expense increases were mainly attributable to the merger with Simonsen Iron Works, our largest supplier, which occurred during the third quarter of fiscal 2005. The accrual of 19 weeks of wages owed to the former CEO under the employment agreement and payment of initial wages to our interim CEO are also contributing causes for the significant increase in employee wage expense. Continued new advertising initiatives such as a television commercial promoting our Weekend Warrior products and a new print ad for our Perf-Form Oil Filters contributed to the increase in advertising expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. During the latter part of the second quarter, additional streamlining and consolidation of manufacturing and assembly processes, consolidation of our research & development to one location, and additional consolidation of administrative and customer service tasks will provide another level of cost and expense reductions that will begin to materialize during the third quarter of fiscal 2006. Management believes these accomplishments, and others yet to be implemented, will help alleviate the additional expenses the Company will incur over the next couple quarters as a result of the search for a new permanent CEO and professional fees related to the implementation and training of a new full scale manufacturing/distribution and accounting software program.


                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------
Interest and
miscellaneous income  $   8,175       $   26,092     $   (17,917)   (68.7%)
Interest expense      $ 115,864       $       -      $   115,864    100%

The decrease in interest and miscellaneous income is primarily due to a decrease in the gain on sale of assets during the three months ended March 31, 2006 versus the same three months of fiscal 2005. Interest expense increased due to incurring bank debt as part of financing the Simonsen Iron Works acquisition during the third quarter of fiscal 2005. Interest expense over the remaining quarters of fiscal 2006 should remain consistent or decrease as the principal balances continue to decrease. Effective as of April 29, 2006, management negotiated and entered into a new agreement with the bank with regards to the notes whereby the interest rate is fixed for five-year periods until the principal balances are paid in full. The new agreement immediately reduces the interest rate and shortens the term to maturity of each of the notes.


OVERALL RESULTS OF OPERATIONS - Six Months Ended March 31, 2006 and
2005



                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------

Revenue              $ 9,001,166     $ 8,432,964      $   568,202     6.7%
Cost of goods sold   $ 5,370,417     $ 5,957,978      $  (587,561)   (9.9%)
Gross profit         $ 3,630,749     $ 2,474,986      $ 1,155,763    46.7%
Gross profit %           40.3%           29.3%                       11.0%

The increase in revenues for the six months ended March 31, 2006 was mainly attributable to our newest business segment, Contract Manufacturing, which posted revenue of approximately $853,000, or a 100% increase in sales. Also contributing to the increase was a 285% increase in sales for our Weekend Warrior business segment and a 20% increase in sales for our Plastic Wheel Cover business segment. Sales for our ATV Accessories business segment decreased 11% for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. The increase in gross profit as a percentage of revenue was mainly attributable to two factors: a) improved product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of fiscal 2005. The decrease in sales for the ATV Accessories segment for the first half of fiscal 2006 is due to the sluggish sales all of our distributors experienced during the first quarter of fiscal 2006 across all ATV products and brands. However, with the second quarter generating an increase in ATV Accessory sales, management believes that the ATV industry is back on track to realize the 4% to 8% growth projected by leading industry experts. Strong increases in our Weekend Warrior, Plastic Wheel Covers, and even our new Contract Manufacturing segments continue to provide support that the initiatives and growth strategies management has implemented and continues to develop are, and will, generate growing, sustainable revenues for the remainder of fiscal 2006 and beyond.


                       Six Months    Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------
Selling, general
and administrative
expenses             $ 2,580,380     $ 1,693,400      $  886,980      52.4%

As a percentage of revenue, selling, general, and administrative expenses were 28.7% for the six months ended March 31, 2006 compared to 20.1% for the six months ended March 31, 2005. The significant changes in operating expenses for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005 were; employee wage expense increased approximately $292,900, or 68%, depreciation and amortization increased approximately $251,200, or 298%, employee health insurance expense increased approximately $124,600, or 572%, payroll tax expense increased approximately $68,900, or 226%, advertising costs increased approximately $113,900, or 56%, and insurance expense increased approximately $43,500, or 38%. Employee wages, employee benefit expenses, insurance, depreciation expense and other certain expense increases were mainly attributable to the merger with Simonsen Iron Works, our largest supplier, which occurred during the third quarter of fiscal 2005. The accrual of 19 weeks of wages owed to the former CEO under the employment agreement and payment of initial wages to our interim CEO are also contributing causes for the significant increase in employee wage expense. Continued new advertising initiatives such as a television commercial promoting our Weekend Warrior products, new Contract Manufacturing brochures and video, and new print ads for our Perf-Form Oil Filters and Weekend Warrior products contributed to the increase in advertising expense for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. During the latter part of the second quarter, additional streamlining and consolidation of manufacturing and assembly processes, consolidation of our research & development to one location, and additional consolidation of administrative and customer service tasks will provide another level of cost and expense reductions that will begin to materialize during the third quarter of fiscal 2006. Management believes these accomplishments, and others yet to be implemented, will help alleviate the additional expenses the Company will incur over the next couple quarters as a result of the search for a new permanent CEO and professional fees related to the implementation and training of a new full scale manufacturing/distribution and accounting software program.



                       Six Months    Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income               $   40,343       $  66,114      $  (25,771)    (39.0%)

Interest expense     $  244,386       $     559      $  243,827      436%

The decrease in interest and miscellaneous income is primarily due to a decrease in the gain on sale of assets during the six months ended March 31, 2006 versus the same six months of fiscal 2005. Interest expense increased due to incurring bank debt as part of financing the Simonsen Iron Works acquisition during the third quarter of fiscal 2005. Interest expense over the remaining quarters of fiscal 2006 should remain consistent or decrease as the principal balances continue to decrease. Effective as of April 29, 2006, management negotiated and entered into a new agreement with the bank with regards to the notes whereby the interest rate is fixed for five-year periods until the principal balances are paid in full. The new agreement immediately reduces the interest rate and shortens the term to maturity of each of the notes.

Looking ahead to the last two quarters of Fiscal 2006 we project strong overall growth in revenues and gross profits over Fiscal 2005 as Weekend Warrior, Plastic Wheel Covers, and Contract Manufacturing continue to outpace last year. New market opportunities and growth in current markets will generate a majority of our projected growth. Gross profits based on direct costs will remain in the 48-50% of revenue range as cost benefits and production synergies from our merger continue to be realized. We project selling, general and administrative expenses during the remainder of fiscal 2006 to be 24-28% of total revenue as we continue our focus to contain costs and complete the merging of two separate manufacturing and accounting systems into one efficient system, all while maintaining a consistent level of administrative support.


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

ATV ACCESSORIES - Three Months Ended March 31, 2006 and 2005


                      Three Months    Three Months    Increase      Increase
                      Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------
Revenue              $ 2,427,064      $ 2,410,108     $   16,956      0.7%

Cost of goods sold   $   930,263      $ 1,505,062     $ (574,799)   (38.2%)

Gross profit         $ 1,496,801      $   905,046     $  591,755     65.4%

Gross profit %           61.7%            37.6%                      24.1%

The minor increase in ATV accessories revenue for the second quarter of fiscal 2006 is due to the 4% growth in sales discussed above being offset almost entirely by the increase in the distributor rebate program expense this quarter compared to this same quarter last year. The slight increase was attributable to a mixture of increases and decreases of products within this segment. Snowplow blade sales increased approximately $203,700, or 19%, mower sales increased approximately $92,500, or 834%, and Perf-Form oil filter sales increased approximately $50,500, or 37%. Sales of OEM products, including John Deere, Land Pride and Masterlock, decreased approximately $161,200, or 31%, winch sales decreased approximately $83,300, or 36%, and the distributor rebate expense increased approximately $68,600, or 635%. Generally the bulk of our mowers ship in April, but with production efficiencies and better production planning abilities as a result of the acquisition of Simonsen's we were able to ship a fair amount of our Quicksilver finish-cut mowers in late March. The increase in snowplow blade sales is due to a couple distributors taking full truckload shipments to restock their warehouses due to late season snows in certain areas of the country. The increase in gross profit as a percentage of revenue was mainly attributable to two factors: a) maintaining product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of fiscal 2005. Management expects gross profit for the remaining two quarters of fiscal 2006 to stay consistent with the year to date profit percentage, discussed below, as profit margin monitoring, cost containment efforts, and assembly efficiencies will continue.

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2006 and 2005


                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------

Revenue              $   445,151     $  375,325      $   69,826      18.6%
Cost of goods sold   $   252,083     $  193,373      $   58,710      30.4%
Gross profit         $   193,068     $  181,953      $   11,115       6.1%
Gross profit %           43.4%          48.5%                        (5.1%)

The increase in revenues is mainly due to an increase in sales to golf car distributors. As the second and third quarters are traditionally the prime quarters for the golf industry, management is projecting revenues for the third quarter to exceed the third quarter of last fiscal year by approximately 20-25%. March 29th marked the first shipment of our new "SS" chrome wheel cover. Management estimates that this new wheel cover will generate approximately $400,000 in new revenue during the last two quarters of fiscal 2006. We are actively pursuing the development of other new wheel cover designs to rejuvenate the market with new choices and stimulate additional growth for this business segment. In addition, we are developing a new wheel cover for the trailer and cart industries.

The decrease in gross profit as a percentage of revenue and the increase in cost of goods sold are a result of increased raw material costs of approximately 38% this quarter compared to this same quarter last year. Management continues to work at containing costs and finding labor and production efficiencies to offset the continuing price increases of raw plastic.

WEEKEND WARRIOR - Three Months Ended March 31, 2006 and 2005



                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------
Revenue              $   170,389     $    35,409     $   134,980     381.2%
Cost of goods sold   $    97,913     $    23,560     $    74,353     315.6%
Gross profit         $    72,477     $    11,849     $    60,628     511.7%
Gross profit %            42.5%           33.5%                        9.0%

This segment, formerly known as our Lawn and Garden business segment, contains products which feature pull-behind implements, 3-point implements, bed lifts, gun and tool racks, soft goods, and other items designed and built primarily for utility vehicles (UTVs), utility ATVs, as well as garden tractors. As growth in this industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our ATV Accessories business segment. The increase in revenues is attributable to sales to a new national direct-retail customer, Pep Boys, of approximately $139,400. Looking forward, management anticipates Pep Boys and other new and current direct-retail customers to generate substantial revenue for this segment in fiscal 2006. As the segment with what management believes to be the largest long-term growth potential, advertising and other initiatives to encourage and support this growth are being undertaken in fiscal 2006. The gain in gross profit for the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 is due to a more profitable product mix being sold along with cost reductions due to the merger and acquisition of Simonsen Iron Works, which occurred during the third quarter of fiscal 2005.

CONTRACT MANUFACTURING - Three Months Ended March 31, 2006 and 2005



                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------
Revenue              $   482,040     $       -        $  482,040      100%
Cost of goods sold   $   284,154     $       -        $  284,154      100%
Gross profit         $   197,886     $       -        $  197,886      100%
Gross profit %           41.1%                                        41.1%

This business segment was created during the first quarter of fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment. Management believes that this segment has the potential to generate approximately $2 million in revenue in Fiscal 2006. Initiatives such as a dedicated salesperson and new promotional materials are part of management's plan to achieve that revenue. Opportunities to quote parts are increasing substantially in the third quarter of fiscal 2006 and some of these quotes have turned into solid new business for our contract manufacturing segment.

GEOGRAPHIC REVENUE - Three Months Ended March 31, 2006 and 2005

Country            Fiscal Year 2006     Fiscal Year 2005  Increase    Increase
                                                         (Decrease)  (Decrease)
                                                             $            %
-------------------------------------------------------------------------------
United States
of America          $  3,095,730        $  2,384,196      $  711,534    29.8%

All Other Countries $    403,927        $    425,030      $  (21,103)   (5.0%)




The increase during the three months ended March 31, 2006 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America. The decrease during the three months ended March 31, 2006 in other countries is due to a decrease of sales in Europe. During the first quarter of fiscal 2006, two new distributors began selling Cycle Country ATV accessory products, one in Romania and the other in Columbia, with each placing reorders during the second quarter.

ATV ACCESSORIES - Six Months Ended March 31, 2006 and 2005




                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------
Revenue              $ 6,753,806     $ 7,678,442      $  (924,636)    (12.0%)
Cost of goods sold   $ 3,013,066     $ 4,912,501      $(1,899,435)    (38.7%)
Gross profit         $ 3,740,740     $ 2,765,941      $   974,799      35.2%
Gross profit %           55.4%           36.0%                         19.4%

The decrease in ATV accessories revenue for the six months ended March 31, 2006 is due to the sluggish sales all of our distributors experienced during the first quarter of fiscal 2006 across all ATV products and brands. However, with the second quarter generating an increase in ATV Accessory sales, management believes that the ATV industry is back on track to realize the 4% to 8% growth projected by leading industry experts. The decrease was mainly attributable to a decrease in snowplow blade sales of approximately $605,200, or 12% for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. Also contributing to the decrease was a decrease in winch sales of approximately $197,000, or 37%, a decrease of OEM products sales, including John Deere, Land Pride and Masterlock, of approximately $85,700, or 10%, and a decrease in box and basket sales of approximately $33,400, or 30%. .
The increase in gross profit was mainly attributable to two factors:
a) maintaining product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of fiscal 2005. Management expects gross profit for the remaining two quarters of fiscal 2006 to stay consistent with the year to date profit percentage as profit margin monitoring, cost containment efforts, and assembly efficiencies will continue.

PLASTIC WHEEL COVERS - Six Months Ended March 31, 2006 and 2005


                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------

Revenue              $   823,383     $   683,502     $  139,881       20.5%
Cost of goods sold   $   475,987     $   377,884     $   98,103       26.0%
Gross profit         $   347,396     $   305,618     $   41,778       13.7%
Gross profit %           42.2%           44.7%                        (2.5%)


The increase in revenues is mainly due to an increase in sales to golf car distributors. As the second and third quarters are traditionally the prime quarters for the golf industry, management is projecting revenues for the third quarter to exceed the third quarter of last fiscal year by approximately 20-25%. March 29th marked the first shipment of our new "SS" chrome wheel cover. Management estimates that this new wheel cover will generate approximately $400,000 in new revenue during the last two quarters of fiscal 2006. We are actively pursuing the development of other new wheel cover designs to rejuvenate the market with new choices and stimulate additional growth for this business segment. In addition, we are developing a new wheel cover for the trailer and cart industries.

The decrease in gross profit as a percentage of revenue and the increase in cost of goods sold are a result of increased raw material costs of approximately 33% the first six months of fiscal 2006 compared to this same six months of last year. Management continues to work at containing costs and finding labor and production efficiencies to offset the continuing price increases of raw plastic.

WEEKEND WARRIOR - Six Months Ended March 31, 2006 and 2005


                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------
Revenue              $   668,430     $   173,803      $  494,627     284.6%
Cost of goods sold   $   383,168     $   104,981      $  278,187     265.0%
Gross profit         $   285,263     $    68,823      $  216,440     314.5%
Gross profit %           42.7%            39.6%                      3.1%

This segment, formerly known as our Lawn and Garden business segment, contains products which feature pull-behind implements, 3-point implements, bed lifts, gun and tool racks, soft goods, and other items designed and built primarily for utility vehicles (UTVs), utility ATVs, as well as garden tractors. As growth in this industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment. The increase in revenues is attributable to sales to a new national direct-retail customer, Pep Boys, of approximately $548,700. Looking forward, management anticipates Pep Boys and other new and current direct-retail customers to generate substantial revenue for this segment in fiscal 2006. As the segment with what management believes to be the largest long-term growth potential, advertising and other initiatives to encourage and support this growth are being undertaken in fiscal 2006. The gain in gross profit for the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 is due primarily to material cost reductions due to the merger and acquisition of Simonsen Iron Works, which occurred during the third quarter of fiscal 2005.

CONTRACT MANUFACTURING - Six Months Ended March 31, 2006 and 2005


                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2006)        31, 2005         $             %
                     --------------------------------------------------------

Revenue               $   853,127    $      -        $   853,127      100%
Cost of goods sold    $   488,672    $      -        $   488,672      100%
Gross profit          $   364,456    $      -        $   364,456      100%
Gross profit %            42.7%                                       42.7%

This business segment was created during the first quarter of fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow for our ATV Accessories business segment. Management believes that this segment has the potential to generate approximately $2 million in revenue in Fiscal 2006. Initiatives such as a dedicated salesperson and new promotional materials are part of management's plan to achieve that revenue. Opportunities to quote parts are increasing substantially in the third quarter of fiscal 2006 and some of these quotes have turned into solid new business for our contract manufacturing segment.

GEOGRAPHIC REVENUE - Six Months Ended March 31, 2006 and 2005


Country            Fiscal Year 2006     Fiscal Year 2005  Increase    Increase
                                                         (Decrease)  (Decrease)
                                                             $            %
-------------------------------------------------------------------------------
United States
of America          $  8,008,494        $  7,399,388     $  609,106     8.2%

All Other
Countries           $    992,672        $  1,033,576     $  (40,904)   (4.0%)

The increase during the six months ended March 31, 2006 in U.S. revenue is due to a general increase across all regions previously serviced in the United States of America. The decrease during the three months ended March 31, 2006 in other countries is due to a decrease of sales in Europe. During the first quarter of fiscal 2006, two new distributors began selling Cycle Country ATV accessory products, one in Romania and the other in Columbia, with each placing reorders during the second quarter.


Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the first six months ended March 31, 2006.
Cash and cash equivalents were $1,391,526 as of March 31, 2006 compared to $1,225,768 as of September 30, 2005. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.
In the first six months ended March 31, 2006 we made approximately $295,000 in capital expenditures, received approximately $35,000 from the sale of capital equipment, and paid approximately $1,228,000 of long-term debt principal. By the end of fiscal 2006 management expects total capital expenditures to approximate $500,000.

Working Capital

Net working capital was $6,443,708 at March 31, 2006 compared to $6,872,671 at September 30, 2005. The change in working capital is primarily due to the following:

                         Balance        Balance            Increase/  Percent
                     March 31, 2006   September 30, 2005  (Decrease)   Change
-----------------------------------------------------------------------------
Cash and
cash equivalents      $  1,391,526    $ 1,225,768          $ 165,758   13.5%

Accounts
receivable               1,309,805      1,925,952           (616,147)  (32.0%)

Inventories              5,174,166      4,991,796            182,370     3.7%

Income taxes receivable    221,250        167,576             53,674    32.0%

Prepaid expenses           144,677        122,942             21,735    17.7%

Accounts payable           320,629        427,226           (106,597)  (25.0%)

Accrued expenses         1,104,878        775,365            329,513    42.5%

Current
portion of
bank notes
payable                    472,113        465,654              6,459     1.4%



Long-Term Debt

       On April 29, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $4,000,000 ("Note One") and a second note payable for $3,000,000 ("Note Two") with the commercial lender. The Notes are collateralized by all of the Company's assets, are payable in monthly installments from May 2005 until April 2020 for Note One and until April 2012 for Note Two, which include principal and interest at prime + 0.50% (8.25% at March 31, 2006) for Note One and principal and interest at prime + 0.50% (8.25% at March 31, 2006) for Note Two, with a final payment upon maturity on April 25, 2020 for Note One and April 25, 2012 for Note Two. The variable interest rate can never exceed 9.0% or be lower than 5.0% for Note One and for Note Two, respectively. The monthly payment is $34,297 and $44,186 for Note One and Note Two, respectively, and is applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate is adjusted daily. At March 31, 2006, $3,375,429 and $2,195,308 for Note One and Note Two,
respectively, were outstanding on the Notes. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below. At March 31, 2005, no balances existed for Note One and Note Two, respectively, as these are new
Notes created on April 29, 2005.

Subsequent to March 31, 2006, on April 28, 2006, the Company and its commercial lender again amended the original secured credit agreement dated August 21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two discussed above were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018 for Note One and until April 2011 for Note Two, which include principal and interest (7.375% as of April 28, 2006) for Note One and principal and interest (7.375% as of April 28, 2006) for Note Two, with a final payment upon maturity on April 25, 2018 for Note One and April 25, 2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively,

Line of Credit

       On January 1, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.75% (8.5% at March 31, 2006) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10% or be lower than 5.25%. The Line of Credit matures on December 31, 2006. At March 31, 2006 and 2005, no balance was outstanding on the Line of Credit.

       Subsequent to March 31, 2006, on April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008.

       The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At March 31, 2006, the Company met all of the required financial ratios.

Warrants

       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the six months ended March 31, 2006, none of the 40,000 warrants were exercised. The proceeds are to be applied to the outstanding balance on the Notes.

Capital Resources

 	Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2006. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations and capital expenditure requirements for at least the rest of fiscal 2006. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2006.

                         CYCLE COUNTRY ACCESSORIES CORP.

                         By:    /s/ John Gault
                            ------------------------
                                    John Gault
                                    Interim Principal Executive Officer &
                                    President, and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2006.

By:	/s/ John Gault		Interim Principal Executive Officer &
    --------------------        President, and Director
        John Gault


By:     /s/ David Davis         Principal Financial Officer and
    ---------------------
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
    ---------------------
	F.L. Miller

By:	/s/ Jim Danbom		Director
    ---------------------
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
    ------------------------
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
    ------------------------
	Rod Simonson

By:	/s/ Alan Bailey		Director
    ------------------------
	Alan Bailey

By:	/s/ Jan Danbom		Director
    ------------------------
	Jan Danbom