Form 10QSB
period 2006-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2006-08-14
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-QSB


         (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
OF 1934

For the transition period from ________ to ________


                      Commission file number: 001-31715



                       Cycle Country Accessories Corp.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                   Nevada                            42-1523809
      ---------------------------------    -------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
        incorporation or organization)


                     2188 Highway 86, Milford, Iowa 51351
-----------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (712) 338-2701
-----------------------------------------------------------------------------
                         (Issuer's telephone number)


-----------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 3, 2006 was 7,287,508 and there were 646 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

Cycle Country Accessories Corp.
Index to Form 10-QSB



Part I   Financial Information                                          Page
                                                                        ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - June 30, 2006................2


         Condensed Consolidated Statements of Income - Three Months and Nine
         Months Ended June 30, 2006 and 2005.................................3


         Condensed Consolidated Statements of Cash Flows - Nine Months
         Ended June 30, 2006 and 2005 .......................................5


         Notes to Condensed Consolidated Financial Statements................7



Item 2.  Management's Discussion and Analysis of Financial Condition and
	  Results of Operations..............................................12

Item 3.  Controls and Procedures.............................................21


Part II  Other Information


Item 1.  Legal Proceedings...................................................22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........22

Item 3. Defaults Upon Senior Securities......................................22

Item 4. Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information...................................................22

Item 6.  Exhibits ...........................................................22


Signatures...................................................................23

Part I   Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2006
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                      $     176,785
   Accounts receivable, net                                             970,499
   Inventories                                                        6,020,615
   Income taxes receivable                                              266,028
   Deferred income taxes                                                106,882
   Prepaid expenses and other                                           140,684
                                                                  --------------
            Total current assets                                      7,681,493
                                                                  --------------

Property, plant, and equipment, net                                  13,738,705
Intangible assets, net                                                  162,310
Goodwill                                                              4,890,146
Other assets                                                             42,140
                                                                  --------------
                  Total assets                                    $  26,514,794
                                                                  ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                              $     343,041
    Accrued expenses                                                    480,360
    Accrued interest payable                                              5,309
    Current portion of bank notes payable                               568,931
                                                                  --------------
           Total current liabilities                                  1,397,641
                                                                  --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                          4,866,854
    Deferred income taxes                                             2,577,581
                                                                  --------------
                  Total liabilities                                   8,842,076
                                                                  --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                           -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,287,508 shares issued and outstanding                  729
    Additional paid-in capital                                       14,377,541
    Retained earnings                                                 3,294,448
                                                                  --------------
           Total stockholders' equity                                17,672,718
                                                                  --------------
Total liabilities and stockholders' equity                        $  26,514,794
                                                                  ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                               Three Months Ended June 30,
                                               2006                    2005
                                          --------------          --------------
                                           (Unaudited)             (Unaudited)
Revenues:
 Net sales                                $   3,050,999           $   3,282,825
 Freight income                                  31,137                  31,640
                                          --------------          --------------
       Total revenues                         3,082,136               3,314,465
                                          --------------          --------------
Cost of goods sold                           (1,904,109)             (2,366,152)
                                          --------------          --------------
       Gross profit                           1,178,027                 948,313
                                          --------------          --------------
Selling, general, and administrative
   expenses                                  (1,121,580)               (861,089)
                                          --------------          --------------
      Income from operations                     56,447                  87,224
                                          --------------          --------------
Other Income (Expense):
  Interest expense                             (104,746)                (76,972)
  Interest income                                 6,087                   5,579
  Miscellaneous                                     175                  29,989
                                          --------------          --------------
      Total other expense                       (98,484)                (41,404)
                                          --------------          --------------
      Income (loss) before provision
         for income taxes                       (42,037)                 45,820
                                          --------------          --------------
Provision for income taxes                       44,778                 (16,266)
                                          --------------          --------------
      Net income                          $       2,741           $      29,554
                                          ==============          ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      7,287,508               5,883,008
                                          ==============          ==============
   Diluted                                    7,287,508               5,954,771
                                          ==============          ==============
Earnings per common share:
   Basic                                  $        0.00           $        0.01
                                          ==============          ==============
   Diluted                                $        0.00           $        0.01
                                          ==============          ==============















See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                Nine Months Ended June 30,
                                               2006                    2005
                                          --------------          --------------
                                           (Unaudited)             (Unaudited)
Revenues:
 Net sales                                $  11,990,899           $  11,652,508
 Freight income                                  92,403                  94,922
                                          --------------          --------------
       Total revenues                        12,083,302              11,747,430
                                          --------------          --------------
Cost of goods sold                           (7,274,526)             (8,324,130)
                                          --------------          --------------
       Gross profit                           4,808,776               3,423,300
                                          --------------          --------------
Selling, general, and administrative
   expenses                                  (3,701,960)             (2,554,489)
                                          --------------          --------------
      Income from operations                  1,106,816                 868,811
                                          --------------          --------------
Other Income (Expense):
  Interest expense                             (349,132)                (77,531)
  Interest income                                25,333                  22,022
  Miscellaneous                                  21,272                  79,659
                                          --------------          --------------
      Total other income (expense)             (302,527)                 24,150
                                          --------------          --------------
      Income before provision for
         income taxes                           804 289                 892,961
                                          --------------          --------------
Provision for income taxes                     (259,899)               (317,001)
                                          --------------          --------------
      Net income                          $     544,390           $     575,960
                                          ==============          ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      7,266,758               5,325,010
                                          ==============          ==============
   Diluted                                    7,266,758               5,537,137
                                          ==============          ==============
Earnings per common share:
   Basic                                  $        0.07           $        0.11
                                          ==============          ==============
   Diluted                                $        0.07           $        0.10
                                          ==============          ==============















See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                Nine Months Ended June 30,
                                               2006                    2005
                                          --------------          --------------
                                           (Unaudited)             (Unaudited)

Cash Flows from Operating Activities:
   Net income                             $     544,390           $     575,960
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           625,492                 359,829
         Amortization                            15,953                  15,904
         Inventory reserve                      (42,125)                 24,000
         Gain on sale of equipment              (18,803)                (59,239)
         (Increase) decrease in assets:
            Accounts receivable, net            955,453                 238,516
            Inventories                        (986,694)             (1,649,317)
            Income taxes receivable             (98,452)               (225,799)
            Prepaid expenses and other           90,691                 175,396
         Increase (decrease) in liabilities:
            Accounts payable                    (84,185)               (932,580)
            Accrued expenses                   (282,477)               (299,476)
            Income taxes payable                    -                  (624,259)
            Accrued interest payable             (1,218)                  2,416
                                          --------------          --------------
Net cash provided by (used in)
   operating activities                         718,025              (2,398,649)
                                          --------------          --------------
Cash Flows from Investing Activities:
   Purchase of equipment                       (453,499)               (220,175)
   Purchase of net assets of Simonsen
       Iron Works                                   -                (6,899,666)
   Proceeds from sale of equipment               56,751                  83,375
                                          --------------          --------------
Net cash provided by (used in)
   investing activities                        (396,748)             (7,036,466)
                                          --------------          --------------
Cash Flows from Financing Activities:
   Payments on bank notes payable            (1,362,760)                (82,692)
   Proceeds from exercise of stock warrants         -                   467,000
   Proceeds from bank notes payable                 -                 7,000,000
   Payment of loan costs                         (7,500)                (11,826)
                                          --------------          --------------
Net cash provided by (used in)
   financing activities                      (1,370,260)              7,372,482
                                          --------------          --------------
Net increase (decrease) in cash and
   cash equivalents                          (1,048,983)             (2,062,633)

Cash and cash equivalents, beginning of
   period                                     1,225,768               2,594,471
                                          --------------          --------------
Cash and Cash Equivalents, end of
   period                                 $     176,785          $     531,838
                                          ==============          ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                Nine Months Ended June 30,
                                               2006                    2005
                                          --------------          --------------
                                           (Unaudited)             (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                           $     245,604           $     75,115
                                          ==============        ==============
      Income taxes                       $     403,129           $  1,168,991
                                          ==============        ==============
Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock for
     payment of director fees            $       6,000           $        -
                                          ==============        ==============
   Issuance of common stock under
     price protection provision in
     acquisition agreement for
     Simonsen Iron Works, Inc.            $         -   (1)       $        -
                                          ==============         ==============
   Acquisition of net assets -
     Simonsen Iron Works Inc by
     issuance of common stock             $         -              $  7,975,940
                                          ==============          ==============



(1)	resulted in reclassifying par value of the additional shares issued to common stock account from additional paid in capital account only.




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 and 2005
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2005 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at June 30, 2006 are summarized as follows:

             Raw materials                              $   1,999,382
             Work in progress                                 710,750
             Finished goods                                 3,310,483
                                                        --------------
                Total inventories                       $   6,020,615
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

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 and 2005
(Unaudited)


4.   Accrued Expenses:

The major components of accrued expenses at June 30, 2006 are summarized as follows:

             Distributor rebate payable                 $      26,220
             Accrued salaries and related benefits            264,867
             Accrued warranty expense                          45,000
             Accrued real estate tax                          131,943
             Royalties payable                                  6,330
             Accrued director fees                              6,000
                                                        --------------
                Total accrued expenses                  $     480,360
                                                        ==============


5.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended June 30, 2006 and 2005:

                                                For the three months                           For the nine months
                                                ended June 30, 2006                            ended June 30, 2006
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income available to common
     stockholders                            $    2,741      7,287,508      $    0.00    $   544,390    7,266,758     $    0.07
                                                                            =========                                 =========
Effect of Dilutive Securities
Warrants                                             -              -                             -            -
                                             ----------      ----------                  ------------   ----------

Diluted EPS
Income available to common
     stockholders                            $    2,741      7,287,508      $    0.00    $   544,390    7,266,758     $    0.07
                                             ==========      ==========     =========    ===========     =========    =========







Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 and 2005
(Unaudited)

5.   Earnings Per Share (continued):




                                                For the three months                           For the nine months
                                                ended June 30, 2006                            ended June 30, 2006
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income available to common
     stockholders                            $   29,554      5,883,008      $    0.01    $   575,960     5,325,010    $    0.11
                                                                            =========                                 =========
Effect of Dilutive Securities
Warrants                                            -           71,763                            -        212,127
                                             ----------      ----------                  ------------   ----------
Diluted EPS
Income available to common
     stockholders                            $   29,554      5,954,771      $    0.01    $   575,960     5,537,137    $    0.10
                                             ==========      ==========     =========    ===========     =========    =========




6.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs.
In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf cars and light-duty trailers. Weekend Warrior, previously Lawn and Garden, is engaged in the design, assembly, and sale of utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, and soft goods. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers
(OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. Key revenues as a percentage of ATV Accessories total revenue and/or the Company's consolidated total revenues for the three and nine months ended June 30, 2006 and 2005 are as follows;

                              Three months ended            Nine months ended
                                   June 30,                       June 30,

                              2006           2005            2006        2005
Snowplow blades to ATV
Accessories                    39%            29%             62%         58%

Snowplow blades to
Company's consolidated
total                          25%            22%             45%         51%

Oil filters and oil coolers
to ATV Accessories             10%             9%              5%          5%

OEM products, including
John Deere, Land Pride,
and Masterlock to
ATV Accessories                 9%            24%             11%         15%

OEM products, including
John Deere, Land Pride,
and Masterlock to
Company's consolidated
total                           6%            18%              8%         13%

Plastic Wheel Covers to
Company's consolidated
total                          17%            12%             11%          9%

Contract Manufacturing to
Company's consolidated
total                          17%            10%             11%          3%

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 and 2005
(Unaudited)

6.   Segment Information (continued):

The following is a summary of certain financial information related to the three segments during the three months and nine months ended June 30, 2006 and 2005:



                      Three months ended June 30,    Nine months ended June 30,
                           2006          2005              2006        2005
Total revenues by
segment

ATV Accessories        $ 1,956,732    $ 2,554,766    $ 8,710,538   $10,233,208

Plastic Wheel Covers       536,855        406,619      1,360,239     1,090,121

Weekend Warrior             66,436         51,919        734,867       225,723

Contract Manufacturing     531,929        318,031      1,385,056       318,031
                        ----------    -----------    -----------   -----------
  Total revenues by
  segment                3,091,952      3,331,335     12,190,700    11,867,083

Freight income              31,137         31,640         92,403        94,922

Sales allowances           (40,953)       (48,510)      (199,801)     (214,575)
                       -----------    -----------    -----------   -----------
  Total revenues       $ 3,082,136    $ 3,314,465    $12,083,302   $11,747,430
                       ===========    ===========    ===========   ===========



Operating profit
by segment

ATV Accessories        $ 1,226,034    $ 1,178,096    $ 4,966,774   $ 3,944,037

Plastic Wheel Covers       223,371        158,696        570,768       464,314

Weekend Warrior             24,876         21,735        310,139        90,558

Contract Manufacturing     165,125        121,771        529,580       121,771

Freight income              31,137         31,640         92,403        94,922

Sales allowances           (40,953)       (48,510)      (199,801)     (214,575)

Factory overhead          (451,563)       (515,115)   (1,461,087)   (1,077,727)

Selling, general, and
 administrative         (1,121,580)       (861,089)   (3,701,960)   (2,554,489)

Interest income
 (expense), net            (98,659)        (71,393)     (323,799)      (55,509)

Other income
(expense), net                 175          29,989        21,272        79,659

Provision for
income taxes                44,778         (16,266)     (259,899)     (317,001)
                       -----------    ------------   -----------   -----------
Net income             $     2,741    $     29,554   $   544,390   $   575,960
                       ===========    ============   ===========   ===========





The following is a summary of the Company's revenue in different geographic areas during the three months and nine months ended June 30, 2006 and 2005:



                          Three months ended March 31,    Six months ended March 31,
                              2006         2005               2006          2005
                          ----------------------------    --------------------------

United States of America   $ 2,669,082       $ 2,960,835     $10,677,576    $10,360,223
Other countries                413,054           353,630       1,405,726      1,387,207
                           --------------    -------------   -------------  ------------
  Total revenue            $ 3,082,136       $ 3,314,465     $12,083,302    $11,747,430
                           ==============    =============   =============  ============




As of June 30, 2006, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 15.4% of net revenues during the three months ended June 30, 2006, and approximately 15.9% and 13% each of net revenues during the three months ended June 30, 2005. Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the three months ended June 30, 2006 or 2005.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 and 2005
(Unaudited)

6.   Segment Information (continued):

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 14.4% and 11.3% each of net revenues during the nine months ended June 30, 2006, and approximately 17.7%, 13.3%, and 10.3% each of net revenues during the nine months ended June 30, 2005. Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the nine months ended June 30, 2006 or 2005.




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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At June 30, 2006, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.


OVERALL RESULTS OF OPERATIONS - Three Months Ended June 30, 2006 and 2005




                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------

Revenue               $ 3,082,136     $ 3,314,465     $  (232,329)   (7.0%)

Cost of goods sold    $ 1,904,109     $ 2,366,152     $  (462,043)  (19.5%)

Gross profit          $ 1,178,027     $   948,313     $   229,714    24.2%

Gross profit %              38.2%         28.6%                       9.6%


The decrease in revenues for the three months ended June 30, 2006 was mainly attributable to our ATV accessories business segment, which had a decrease in sales of approximately 22% this quarter compared to the same quarter last year. However, each of our other three business segments experienced increases in sales for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Contract Manufacturing increased approximately 67%, Weekend Warrior increased approximately 28%, and our Plastic Wheel Cover business segment increased approximately 32%. The increase in gross profit as a percentage of revenue was mainly attributable to two factors: a) improved product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of fiscal 2005. The decrease in sales for the ATV Accessories segment was mainly attributable to OEM product sales decreasing approximately 72%, which management believes is due to sluggish sales for the OEMs. Strong increases in our Weekend Warrior, Plastic Wheel Covers, and our new Contract Manufacturing segments continue to provide support that the initiatives and growth strategies management has implemented and continues to develop are, and will, generate growing, sustainable revenues for the remainder of fiscal 2006 and beyond.




                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------
Selling, general
and
administrative
expenses              $  1,121,580    $  861,089       $  260,491     30.3%

As a percentage of revenue, selling, general, and administrative expenses were 36.4% for the three months ended June 30, 2006 compared to 26% for the three months ended June 30, 2005. The significant changes in operating expenses for the third quarter of Fiscal 2006 as compared to the third quarter of Fiscal 2005 were; depreciation and amortization increased approximately $112,900, or 216%, other professional fees increased approximately $78,700, or 260%, employee health insurance expense increased approximately $43,000, or 129%, and payroll tax expense increased approximately $39,400, or 231%.
Employee benefit expenses, depreciation expense and other certain expense increases were mainly attributable to the merger with Simonsen Iron Works, our largest supplier, which occurred during the third quarter of Fiscal 2005. Other professional fees increased as management engaged a consulting firm to begin the planning, analysis and processes documentation needed for compliance with Sarbanes-Oxley. Also increasing other professional fees were expenses related to the search for a new CEO. During the latter part of the second quarter, additional streamlining and consolidation of manufacturing and assembly processes, consolidation of our research & development to one location, and additional consolidation of administrative and customer service tasks provided additional cost and expense reductions during the third quarter of fiscal 2006. Management believes these accomplishments will help alleviate the additional expenses the Company will continue to incur over the next couple quarters as a result of the search for a new permanent CEO, continued Sarbanes-Oxley work, and professional fees related to the implementation and training of a new full scale manufacturing/distribution and accounting software program.




                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                $   6,262       $   35,568       $  (29,306)   (82.4%)

Interest expense      $ 104,746       $   76,972       $   27,774     36.0%


The decrease in interest and miscellaneous income was primarily due to a decrease in the gain on sale of assets during the three months ended June 30, 2006 versus the same three months of Fiscal 2005. Interest expense increased due to interest rate increases and Fiscal 2006 having a full 3 months of interest while Fiscal 2005 only had 2 months of interest payments due to the Simonsen Iron Works acquisition being completed during the second month of the third quarter of Fiscal 2005. Interest expense over the remaining quarters of Fiscal 2006 should remain consistent or decrease as the principal balances continue to decrease. During the third quarter of Fiscal 2006, management negotiated and entered into a new agreement with the bank with regards to the notes whereby the interest rate is fixed for five-year periods until the principal balances are paid in full. The new agreement immediately reduced the interest rates and shortened the term to maturity of each of the notes.



OVERALL RESULTS OF OPERATIONS - Nine months Ended June 30, 2006 and 2005







                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------

Revenue              $12,083,302       $11,747,430    $   335,872     2.9%

Cost of goods sold   $ 7,274,526       $ 8,324,130    $(1,049,604)  (12.6%)

Gross profit         $ 4,808,776       $ 3,423,300    $ 1,385,476    40.5%

Gross profit %             39.8%             29.1%                   10.7%

The increase in revenues for the nine months ended June 30, 2006 was mainly attributable to our newest business segment, Contract Manufacturing, which posted an increase in sales of approximately 336%. Also contributing to the increase was a 226% increase in sales for our Weekend Warrior business segment and a 25% increase in sales for our Plastic Wheel Cover business segment. Sales for our ATV Accessories business segment decreased 14% for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. The increase in gross profit as a percentage of revenue was mainly attributable to two factors: a) improved product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of fiscal 2005. The decrease in sales for the ATV Accessories segment was due to the sluggish sales all of our distributors experienced during the first quarter of fiscal 2006 that in turn caused sluggish sales for the Company. The decrease was also due to OEM product sales being substantially lower during the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005, which management believes was due to sluggish sales for the OEMs as well. Strong increases in our Weekend Warrior, Plastic Wheel Covers, and even our new Contract Manufacturing segments continue to provide support that the initiatives and growth strategies management has implemented and continues to develop are, and will, generate growing, sustainable revenues for the remainder of fiscal 2006 and beyond.





                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------
Selling, general
and
administrative
expenses             $ 3,701,960      $ 2,554,489      $ 1,147,471     44.9%

As a percentage of revenue, selling, general, and administrative expenses were 30.6% for the nine months ended June 30, 2006 compared to 21.7% for the nine months ended June 30, 2005. The significant changes in operating expenses for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005 were; employee wage expense increased approximately $283,900, or 38%, depreciation and amortization increased approximately $364,100, or 267%, employee health insurance expense increased approximately $167,600, or 304%, payroll tax expense increased approximately $108,300, or 228%, advertising costs increased approximately $128,600, or 48%, and insurance expense increased approximately $65,100, or 40%. Employee wages, employee benefit expenses, insurance, depreciation expense and other certain expense increases were mainly attributable to the merger with Simonsen Iron Works, our largest supplier, which occurred during the third quarter of fiscal 2005. The lump-sum payment of 19 weeks of wages owed to the former CEO under the employment agreement and payment of initial wages to our interim CEO are also contributing causes for the significant increase in employee wage expense. New advertising initiatives such as a television commercial promoting our Weekend Warrior products, new Contract Manufacturing brochures and video, and new print ads for our Perf-Form Oil Filters and Weekend Warrior products contributed to the increase in advertising expense for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. During the latter part of the second quarter, additional streamlining and consolidation of manufacturing and assembly processes, consolidation of our research & development to one location, and additional consolidation of administrative and customer service tasks provided additional cost and expense reductions during the third quarter of fiscal 2006. Management believes these accomplishments will help alleviate the additional expenses the Company will continue to incur over the next couple quarters as a result of the search for a new permanent CEO, continued Sarbanes-Oxley work, and professional fees related to the implementation and training of a new full scale manufacturing/distribution and accounting software program.





                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                $    46,605     $    101,681     $  (55,076)    (54.2%)

Interest expense      $   349,132     $    77,531      $  271,601     350%


The decrease in interest and miscellaneous income was primarily due to a decrease in the gain on sale of assets during the nine months ended June 30, 2006 versus the same six months of Fiscal 2005. Interest expense increased due to interest rate increases and Fiscal 2006 having a full nine months of interest while Fiscal 2005 only had two months of interest payments due to the Simonsen Iron Works acquisition being completed during the second month of the third quarter of Fiscal 2005. Interest expense over the remaining quarters of Fiscal 2006 should remain consistent or decrease as the principal balances continue to decrease. During the third quarter of Fiscal 2006, management negotiated and entered into a new agreement with the bank with regards to the notes whereby the interest rate is fixed for five-year periods until the principal balances are paid in full. The new agreement immediately reduced the interest rates and shortened the term to maturity of each of the notes.

Looking ahead to the last quarter of Fiscal 2006 we project overall growth in revenues and gross profits over Fiscal 2005 for our Weekend Warrior, Plastic Wheel Covers, and Contract Manufacturing business segments. New market opportunities and growth in current markets will generate a majority of our projected growth. Gross profits will remain consistent with the year to date figures as cost benefits and production synergies from our merger continue to reduce costs of goods sold and improve gross profits. We project selling, general and administrative expenses during the remainder of Fiscal 2006 to be 25-28% of total revenue as we continue our focus to contain costs and complete the merging of two separate manufacturing and accounting systems into one efficient system, all while maintaining a consistent level of administrative support. With the first quarter of Fiscal 2006 experiencing sluggish sales and with some of the bigger ATV OEMs projecting flat or slightly negative sales trends of ATVs during our Fiscal 2006 fourth quarter, management believes that our ATV Accessories business segment will not be able to realize its normal 6-8% year-over-year gross revenue growth for Fiscal 2006. However, management also believes that the decrease in cost of goods sold as a result of the merger and other cost reduction efforts should offset most of the decrease in gross revenues for the ATV Accessories business segment.


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

ATV ACCESSORIES - Three Months Ended June 30, 2006 and 2005



                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------

Revenue              $ 1,956,732      $ 2,554,766      $ (598,034)    (23.4%)

Cost of goods sold   $   730,698      $ 1,376,670      $ (645,972)    (46.9%)

Gross profit         $ 1,226,034      $ 1,178,096      $   47,938       4.1%

Gross profit %             62.7%            46.1%                      16.6%


The decrease in ATV Accessories revenue for the third quarter of Fiscal 2006 was primarily due to OEM product sales decreasing approximately 72% as compared to the third quarter of Fiscal 2005, which management believes is due to sluggish sales for the OEMs. Also contributing to the decrease was a 20% decrease in mower sales and a 20% decrease in oil filter sales from the third quarter of Fiscal 2005 to the third quarter of Fiscal 2006. Mower sales decreased approximately $97,500, or 20%, Perf-Form oil filter sales decreased approximately $48,900, or 20%, sales of OEM products, including John Deere and Land Pride, decreased approximately $441,500, or 72%, and 3-Point Implement sales decreased approximately $16,600, or 26%. Generally the bulk of our mowers ship in April, but with production efficiencies and better production planning abilities as a result of the acquisition of Simonsen's a fair amount of our Quicksilver finish-cut mowers shipped in late March, accounting for the decrease in mower sales. The decrease in oil filter sales was due to a general decrease in sales across all of our motorcycle distributor customers during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

The increase in gross profit as a percentage of revenue was mainly attributable to two factors: a) maintaining product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of fiscal 2005. Management expects gross profit for the remaining quarter of Fiscal 2006 to stay consistent with the year to date profit percentage, discussed below, as profit margin monitoring, cost containment efforts, and assembly efficiencies continue.

PLASTIC WHEEL COVERS - Three Months Ended June 30, 2006 and 2005




                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------

Revenue               $    536,855    $   406,619      $  130,236      32.0%

Cost of goods sold    $    313,484    $   247,923      $   65,561      26.4%

Gross profit          $    223,371    $   158,696      $   64,675      40.8%

Gross profit %               41.6%          39.0%                       2.6%


The increase in revenues was mainly due to sales of our new "SS" Wheel Cover of approximately $196,000. Management estimates that this new wheel cover will generate approximately $100,000 in new revenue during the fourth quarter of Fiscal 2006. Management is projecting revenues for the fourth quarter to exceed the fourth quarter of last fiscal year by approximately 20-25%. We are actively developing other new wheel cover designs to rejuvenate the market with new choices and stimulate additional growth for this business segment. In addition, we are developing a new wheel cover for the trailer and cart industries.

Gross profit increased slightly as a change in production staffing and second shift hours created efficiencies that reduced direct labor as a percentage of revenue by approximately 2%. Management has also sourced a less expensive raw plastic and limited production runs began during the third quarter. With expanded use anticipated during the fourth quarter, this less expensive raw plastic should reduce material costs in the fourth quarter. Management continues to work at containing costs and finding other labor and production efficiencies to offset the continuing price increases of raw plastic.

WEEKEND WARRIOR - Three Months Ended June 30, 2006 and 2005



                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------

Revenue               $    66,436     $    51,919      $  14,517       28.0%

Cost of goods sold    $    41,560     $    30,184      $  11,376       37.7%

Gross profit          $    24,876     $    21,735      $   3,141       14.5%

Gross profit %              37.4%           41.9%                      (4.5%)


This segment, formerly known as our Lawn and Garden business segment, contains products which feature pull-behind implements, 3-point implements, bed lifts, gun and tool racks, soft goods, and other items designed and built primarily for utility vehicles (UTVs), utility ATVs, as well as garden tractors. As growth in these markets continues this will allow the company to address some of the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our ATV Accessories business segment. The increase in revenues was attributable to sales to a new national direct-retail customer, Pep Boys, of approximately $31,700. Looking forward, management anticipates Pep Boys and other new and current direct-retail customers to generate strong sales for this segment in the fourth quarter of Fiscal 2006. As the segment with what management believes to be the largest long-term growth potential, advertising and other initiatives to encourage and support this growth have been undertaken in Fiscal 2006. The decrease in gross profit for the third quarter of Fiscal 2006 as compared to the third quarter of Fiscal 2005 was due to a new royalty expense that offset most of the cost reductions realized from the merger and acquisition of Simonsen Iron Works, which occurred during the third quarter of Fiscal 2005.

CONTRACT MANUFACTURING - Three Months Ended June 30, 2006 and 2005



                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------

Revenue              $     531,929    $    318,031     $  213,898     67.3%

Cost of goods sold   $     366,805    $    196,260     $  170,545     86.9%

Gross profit         $     165,125    $    121,771     $   43,354     35.6%

Gross profit %               31.0%           38.3%                    (7.3%)

This business segment was formally created during the first quarter of Fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. To facilitate comparison, contract manufacturing revenue and cost of goods sold for the last two months of the third quarter of Fiscal 2005 was reclassed from the ATV Accessories business segment in the amount of $318,031 and $196,260, respectively. Revenue increased due to Fiscal 2006 being a full quarter compared to Fiscal 2005 that was only a partial quarter due to the merger and acquisition being completed the second month of the third quarter. Gross Profit as a percent of revenue decreased due to small increases in direct labor and material costs. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment. Management believes that this segment has the potential to generate approximately $2 million in revenue in Fiscal 2006. Initiatives such as a dedicated salesperson and new promotional materials are part of management's plan to achieve that revenue. Opportunities to quote parts are increasing and some of these quotes have turned into solid new business for our Contract Manufacturing segment.

GEOGRAPHIC REVENUE - Three Months Ended June 30, 2006 and 2005


Country            Fiscal Year 2006     Fiscal Year 2005  Increase    Increase
                                                         (Decrease)  (Decrease)
                                                             $            %
-------------------------------------------------------------------------------
United States of
America              $ 2,669,082        $  2,960,835      $ (291,753)  (9.9%)

All Other
Countries            $   413,054        $    353,630      $   59,424   16.8%



The increase during the three months ended June 30, 2006 in other countries was due to an increase of sales in Europe. The decrease during the three months ended June 30, 2006 in the Unites States of America was due to reduced sales across all regions serviced by our domestic ATV accessories distributors and OEM customers, as discussed previously (see OVERALL RESULTS OF OPERATIONS).



                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------

Revenue              $ 8,710,538      $10,233,208      $(1,522,670)   (14.9%)

Cost of goods sold   $ 3,743,764      $ 6,289,171      $(2,545,407)   (40.5%)

Gross profit         $ 4,966,774      $ 3,944,037      $ 1,022,737     25.9%

Gross profit %             57.0%            38.5%                      18.5%

The decrease in ATV Accessories revenue for the nine months ended June 30, 2006 was due to the sluggish sales all of our distributors experienced during the first quarter of Fiscal 2006 across all ATV products and brands. Also contributing to the decrease in revenue was OEM product sales decreasing approximately 72% during the third quarter of Fiscal 2006 as compared to the third quarter of Fiscal 2005, which management believes was due to sluggish sales for the OEMs as well. The decrease in revenue was mainly attributable to a decrease in snowplow blade sales of approximately $569,700, or 10% and a decrease of OEM products sales, including John Deere and Land Pride, of approximately $527,300, or 35%, for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. Also contributing to the decrease in revenue was a decrease in winch sales of approximately $177,500, or 26%, a decrease in box and basket sales of approximately $48,400, or 33%, a decrease in bed lift sales of approximately $43,200, or 27%, a decrease in electric blade lift sales of approximately $38,400, or 20%, a decrease in sprayer and spreader sales of approximately $53,400, or 19%, a decrease in sales of our blade angling kit of approximately $24,100, or 100%, and an increase in the distributor rebate program expense of approximately $32,700, or 11%.

The increase in gross profit was mainly attributable to two factors:
a) maintaining product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of Fiscal 2005. Management expects gross profit for the remaining quarter of Fiscal 2006 to stay consistent with the year to date profit percentage as profit margin monitoring, cost containment efforts, and assembly efficiencies will continue.

PLASTIC WHEEL COVERS - Nine months Ended June 30, 2006 and 2005



                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------

Revenue              $ 1,360,239      $ 1,090,121      $   270,118     24.8%

Cost of goods sold   $   789,471      $   625,807      $   163,664     26.2%

Gross profit         $   570,768      $   464,314      $   106,454     22.9%

Gross profit %             42.0%            42.6%                      (0.6%)


The increase in revenues was due to an increase in sales to golf car distributors and sales of our new "SS" Wheel Cover, which kicked off in earnest during the third quarter of Fiscal 2006. Management estimates that this new wheel cover, which has better gross margins than our current wheel covers, will generate approximately $100,000 in new revenue during the fourth quarter of Fiscal 2006. Management is projecting revenues for the fourth quarter to exceed the fourth quarter of last fiscal year by approximately 20-25%. We are actively pursuing the development of other new wheel cover designs to rejuvenate the market with new choices and stimulate additional growth for this business segment. In addition, we are developing a new wheel cover for the trailer and cart industries.

Gross profit as a percentage of revenue remained unchanged as a change in production staffing and second shift hours created efficiencies that reduced direct labor as a percentage of revenue by approximately 2% during the third quarter. Management has also sourced a less expensive raw plastic and limited production runs began during the third quarter. With expanded use anticipated during the fourth quarter, this less expensive raw plastic should reduce material costs in the fourth quarter. Management continues to work at containing costs and finding labor and production efficiencies to offset the continuing price increases of raw plastic.

WEEKEND WARRIOR - Nine Months Ended June 30, 2006 and 2005



                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------

Revenue              $   734,867      $   225,723      $   509,144    225.6%

Cost of goods sold   $   424,728      $   135,165      $   289,563    214.2%

Gross profit         $   310,139      $    90,558      $   219,581    242.5%

Gross profit %             42.2%            40.1%                       2.1%

This segment, formerly known as our Lawn and Garden business segment, contains products which feature pull-behind implements, 3-point implements, bed lifts, gun and tool racks, soft goods, and other items designed and built primarily for utility vehicles (UTVs), utility ATVs, as well as garden tractors. As growth in these markets continues this will allow the company to address some of the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our ATV Accessories business segment. The increase in revenues was attributable to sales to a new national direct-retail customer, Pep Boys, of approximately $624,600. Looking forward, management anticipates Pep Boys and other new and current direct-retail customers to generate strong sales for this segment in the fourth quarter of Fiscal 2006. As the segment with what management believes to be the largest long-term growth potential, advertising and other initiatives to encourage and support this growth have been undertaken in fiscal 2006. The increase in gross profit for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005 was mainly due to cost reductions realized from the merger and acquisition of Simonsen Iron Works, which occurred during the third quarter of fiscal 2005.

CONTRACT MANUFACTURING - Nine Months Ended June 30, 2006 and 2005

                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2006)            2005          $             %
                     --------------------------------------------------------
Revenue              $ 1,385,056      $   318,031      $ 1,067,025    335.5%

Cost of goods sold   $   855,476      $   196,260      $   659,216    335.9%

Gross profit         $   529,580      $   121,771      $   407,809    334.9%

Gross profit %             38.2%            38.3%                      (0.1%)

This business segment was formally created during the first quarter of Fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. To facilitate comparison, contract manufacturing revenue and cost of goods sold for the last two months of the third quarter of Fiscal 2005 was reclassed from the ATV Accessories business segment in the amount of $318,031 and $196,260, respectively. Revenue increased due to Fiscal 2006 being a full nine months compared to Fiscal 2005 which was only a partial year due to the merger and acquisition being completed in the third quarter of Fiscal 2005. Gross Profit as a percent of revenue remained consistent as no significant changes occurred in direct labor or material costs. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment. Management believes that this segment has the potential to generate a total of approximately $2 million in revenue in Fiscal 2006. Initiatives such as a dedicated salesperson and new promotional materials are part of management's plan to achieve that revenue. Opportunities to quote parts are increasing substantially and some of these quotes have turned into solid new business for our Contract Manufacturing segment.

GEOGRAPHIC REVENUE - Nine months Ended June 30, 2006 and 2005


Country            Fiscal Year 2006     Fiscal Year 2005  Increase    Increase
                                                         (Decrease)  (Decrease)
                                                             $            %
-------------------------------------------------------------------------------
United States of
America               $10,667,576       $10,360,223       $  307,353      3.0%

All Other
Countries             $ 1,405,726       $ 1,387,207       $   18,519      1.3%





The increase during the nine months ended June 30, 2006 in other countries was due to an increase of sales in Europe. The increase during the nine months ended June 30, 2006 in the Unites States of America was due to increased sales across all regions serviced by our domestic golf car distributors and Contract Manufacturing customers.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the first nine months of Fiscal 2006.

Cash and cash equivalents were $176,785 as of June 30, 2006 compared to $1,225,768 as of September 30, 2005. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.

In the first nine months ended June 30, 2006 we made approximately $453,500 in capital expenditures, received approximately $56,800 from the sale of capital equipment, and paid approximately $1,362,800 of long-term debt principal. By the end of Fiscal 2006 management expects total capital expenditures to approximate $500,000.

During the second quarter of Fiscal 2006 management elected to use $1 million of surplus cash and pay down the principal owed on the Company's long-term debt to reduce interest costs from rising interest rates going forward and to shorten the term to maturity on each of the notes. During the third quarter of Fiscal 2006, as was done during the third quarter of Fiscal 2005, management began to build up inventory levels of certain ATV accessories to help meet the anticipated high volume of orders that occurs during our fourth quarter. This traditionally high volume exceeds the Company's normal production capacity and would cause the Company to incur unnecessary increases in labor costs and freight, shipping and handling costs if the Company did not have an adequate level of inventory entering into the fiscal fourth quarter .

Working Capital

Net working capital was $6,283,852 at June 30, 2006 compared to $6,872,671 at September 30, 2005. The change in working capital is primarily due to the following:

                         Balance        Balance            Increase/  Percent
                      June 30, 2006   September 30, 2005  (Decrease)   Change
-----------------------------------------------------------------------------
Cash and
cash
equivalents          $    176,785     $  1,225,768     $ (1,048,983)   (85.6%)

Accounts
receivable                970,499        1,925,952         (955,453)   (49.6%)

Inventories             6,020,615        4,991,796        1,028,819     20.6%

Income taxes
receivable                266,028          167,576           98,452     58.6%

Prepaid expenses          140,684          122,942           17,742     14.4%

Accounts payable          343,041          427,226          (84,185)   (19.7%)

Accrued expenses          480,360          768,838         (288,478)   (37.5%)

Current portion of
bank notes payable        568,931          465,654          103,277     22.2%

	Long-Term Debt

       On April 29, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $4,000,000 ("Note One") and a second note payable for $3,000,000 ("Note Two") with the commercial lender. The Notes are collateralized by all of the Company's assets, were payable in monthly installments from May 2005 until April 2020 for Note One and until April 2012 for Note Two, which included principal and interest at prime + 0.50% (8.25% at April 27, 2006) for Note One and principal and interest at prime + 0.50% (8.25% at April 27, 2006) for Note Two, with a final payment upon maturity on April 25, 2020 for Note One and April 25, 2012 for Note Two. The variable interest rate could never exceed 9.0% or be lower than 5.0% for Note One and for Note Two, respectively. The monthly payment was $34,297 and $44,186 for Note One and Note Two, respectively, and was applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate was adjusted daily.

       On April 28, 2006, the Company and its commercial lender again amended the original secured credit agreement dated August 21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two discussed above were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018 for Note One and until April 2011 for Note Two, which include principal and interest (7.375% as of June 30, 2006) for Note One and principal and interest (7.375% as of June 30, 2006) for Note Two, with a final payment upon maturity on April 25, 2018 for Note One and April 25, 2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At June 30, 2006 and 2005, $3,332,413 and $3,973,913,
respectively, was outstanding for Note One and $2,103,372 and $2,943,395, respectively, was outstanding for Note Two. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

Line of Credit

       On January 1, 2005, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company had a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit beared interest at prime plus 0.75% (8.5% at April 27, 2006) and was collateralized by all of the Company's assets. The variable interest rate could never exceed 10% or be lower than 5.25%. The Line of Credit was to mature on December 31, 2006.

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008. At June 30, 2006 and 2005, no balance was outstanding on the Line of Credit.

       The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At June 30, 2006, the Company met all of the required financial ratios.

Warrants

       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the nine months ended June 30, 2006, none of the 40,000 warrants were exercised. The proceeds are to be applied to the outstanding balance on the Notes.

Capital Resources

 	Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during the remainder of fiscal year 2006. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations and capital expenditure requirements for at least the next two quarters. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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

Part II - Other Information


Item 1.  Legal Proceedings

         Prior to the merger, Simonsen Iron Works Inc. was named a defendant in a wage discrimination lawsuit filed by Lori Christenson in the Iowa District Court in and for Clay County, IA (Case No. LACV 25639) that was filed on November 13, 2003. The suite was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge. Upon a motion for summary judgment sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of Fiscal 2005. At that time the court allowed the retaliatory discharge claim but Simonsen subsequently filed a motion to reconsider and dismiss this charge as well. During the first quarter of Fiscal 2006 the court ruled on this motion to reconsider and denied the motion, the remaining portion of the case is presently set to go to trial in late calendar 2006. Simonsen's, and now the Company, have contested the case vigorously and do not expect its outcome to have a material impact on its financial position.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ John Gault
           -------------------------
		John Gault
		Interim Principal Executive Officer &
                President, and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2006.

By:	/s/ John Gault		Interim Principal Executive Officer &
   -------------------------    President, and Director
        John Gault

By:     /s/ David Davis         Principal Financial Officer
   -------------------------    and
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
   -------------------------
	F.L. Miller

By:	/s/ Jim Danbom		Director
    ------------------------
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
   -------------------------
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
   -------------------------
	Rod Simonson

By:	/s/ Alan Bailey		Director
   -------------------------
	Alan Bailey

By:	/s/ Jan Danbom		Director
   -------------------------
	Jan Danbom