Form 10KSB
period 2006-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2006-12-29
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-KSB

         (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                      Commission file number: 333-68570

                       Cycle Country Accessories Corp.
-----------------------------------------------------------------------------
              (Name of small business issuer in its charter)

            Nevada                            42-1523809
---------------------------------    -------------------------------
(State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization)

                   1701 38th Ave. West, Spencer, Iowa 51301
-----------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (712) 338-2701
-----------------------------------------------------------------------------
                        (Issuer's telephone number)

Securities registered under Section 12(g) of the Exchange Act:

                  Common Stock, par value $0.0001 per share
-----------------------------------------------------------------------------
                               (Title of class)

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

The Company's revenues for the year ended September 30, 2006 were $16,464,214.

As of December 20, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a closing price of $1.85 per share held by non-affiliates on December 20, 2006) was $6,427,115

The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of December 20, 2006 was 7,350,008.

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

       We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, oil filters and oil coolers, baskets and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat, Bombardier, and others.
We design, engineer, assemble, and manufacture a majority of the accessory products at our Spencer facility, which is the site of Simonsen Iron Works, Inc. Our Milford facility serves as our light manufacturing, warehousing, and shipping facility. We completed the relocation of our corporate headquarters during the first quarter of fiscal 2007 to our Spencer facility from our Milford facility.

       We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We sell our products to 9 distributors in

4the United States, most of which have sold our products continuously for the past 25 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 11 international distributors distributing our products to over 30 countries.

       We are also the largest manufacturer of golf car hubcaps in the world. We estimate that we maintain 70% of the original equipment manufacturer ("OEM") hubcap business. We have always sold directly to golf car manufacturers and we also have an excellent distribution network that reaches the after market throughout the United States, Europe and Asia.

       We are continuing our growth in the lawn and garden industry with our Weekend Warrior products. Our market research continues to tell us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry. Our pull-behind products, 3-point implements, and other branded and private label accessories can be used with lawn and garden tractors and utility vehicles. We sell our products to several equipment manufacturers, dealers and retail outlets within the lawn and garden and utility vehicle markets. We continue to work with other manufacturers, dealers, and retail outlets to introduce these accessories into their product lines.

       Additionally, we are successfully continuing to provide contract manufacturing services at our Spencer facility
(Simonsen Iron Works, Inc.) to outside manufacturers. We intend to continue growing this market by promoting the capabilities and unique manufacturing processes the Spencer facility can provide to other manufacturers.

       Our three largest customers accounted for approximately 42% of our net sales in the year ended September 30, 2006. Two of these three customers have represented a significant amount of our business every year for the past 20 years. While the percentage of total net sales these customers represent should decrease as our sales grow in other areas, such as Weekend Warrior, we do anticipate these customers will continue to represent a significant amount of our business.


INDUSTRY OVERVIEW

       ATV Accessories:

       In today's ATV market there are several OEM's competing for market share. Honda has been the world leader followed by Polaris, Yamaha, Kawasaki, Suzuki, Arctic Cat and Bombardier. According to the Motorcycle Industry Council (MIC) and Powersports Business, in 2005 there were approximately 1 million ATV's sold worldwide. This represented about a 10% decrease from 2004. 2006 worldwide ATV sales are forecasted to not change from 2005 figures, remaining at about 1 million units according to MIC, Powersports Business and A.G. Edwards & Sons estimates. While traditional OEMs are seeing flat to little growth, low-cost nontraditional Asian ATV imports are growing in double-digits with 150,000 to 200,000 units sold for 2005 and could make up about 20% of the industry according to Powersports Business and other industry sources. According to Baird Research 71% of all units sold are Utility, 21% are Sport Quads, and 8% are in the Youth category. According to a Dealernews survey, 43% of responding dealers expect 2007 utility ATV accessory sales to increase over 2006 sales. We consider the Utility Division to be our target market.


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

       Weekend Warrior (Lawn and Garden):

       According to The Outdoor Power Equipment Institute over 1 million new lawn and garden tractors are sold each and every year. Worldwide utility vehicle units sold in 2005 topped 204,000 according to Power Products Marketing (PPM), up 23% from 2004. PPM reports that utility vehicle sales continue to be in the double-digits, with North American UTV sales expected to crack the 300,000-unit barrier in 2008. Power Products John Deere, with their Gator, is the market leader, with Yamaha, Kawasaki, Polaris, and Kubota the other major OEMs in the UTV market. We make accessories that fit all of the major OEM UTV models, plus others. We sell our products to several equipment manufacturers, dealers and retail outlets within the lawn and garden and utility vehicle markets. We continually work with other manufacturers, dealers, and retail outlets, such as PEP Boys, to introduce these accessories into their product lines.

       Contract Manufacturing:

       This business segment was formally created during the first quarter of Fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other Original Equipment (OE) manufacturers and businesses, both regionally and nationally, will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment.

COMPANY HISTORY

       Cycle Country's market research has been a continued work in process for the past 25 years and that work still continues today. Our success was accomplished by constant market research and a constant effort to adjust to the changes in the industry. When we started in the ATV accessory industry ATV's were much smaller. They were small 3-wheeled vehicles with two-wheel drive. Today they are powerful 4-wheel drive vehicles capable of doing many more tasks. The ATV industry falls within both the recreational and machinery industry depending on the product and consumer. In 2006, approximately
1 million units were sold worldwide and there are well over 3 million units on the market today. Prospective ATV buyers lean toward a new purchase because of the strides manufacturers have made in product development. Partly due to our line of utility products the ATV manufacturers have focused their efforts to incorporate four wheel drive and making larger ATV's for greater hauling and work capacity.

       The idea for our business was born in 1981 when Jim Danbom recognized that an ATV could be used to plow snow. He manufactured and sold 100 snowplow kits that year. He sold more the next year and then in 1983 decided to incorporate.
The business has grown every year since. Now in addition to snowplows, Cycle Country manufactures and sells a full range of products designed for the new and more powerful ATV's. These products include mowers, sprayers, spreaders, 3-point hitch, moldboard plow, disc harrow, furrower, cultivator, rake, and row planter. We also manufacture winches, winch mounts, chains, gun racks, steel mesh baskets, a rear hitch, and a very unique 5th wheel trailer.

       Over the last several years, we have expanded into manufacturing injection molded wheel covers primarily for the golf car industry. We are now entering our fourth year in the lawn & garden industry, utilizing some current products as well as creating new items specifically for that industry. Our acquisition four years ago of Weekend Warrior, with its garden utility attachments and retail customer base, has provided us with new products and new markets within the lawn and garden industry. Another acquisition four years ago, Perf-Form Products, Inc., has provided the company with a new line of premium oil filters and oil cooler products that fit very well into our current marketing and distribution channels and is providing us the opportunity to expand into the motorcycle, aviation, and marine industries.

       On April 29, 2005 we acquired Simonsen Iron Works, Inc., which had been our largest supplier of fabricated steel parts for total consideration of $7,000,000 in cash and $8,000,000 worth of our common stock. We believe that our partnership with Simonsen has been a key to the success of our Company as working with this vendor allowed us to maintain the highest quality parts at the most economical cost. Going forward as one company will allow us to bring products to market sooner, reduce costs by streamlining production processes, and reducing overhead to maximize profits, while maintaining our high quality product standard. This acquisition has also created another source for the company to grow by providing contract manufacturing to other OE manufacturers and businesses.


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

       We manufacture, assemble, and package our products from high-quality parts produced primarily at our Spencer facility (Simonsen Iron Works, Inc.). The following lists the major ATV accessory products and their proportion of total sales of the ATV accessory segment for the year ended September 30, 2006, which approximates 74% of total company sales: (a) Blades: 68%,
(b) Winches and Winch Mounting Kits: 5%, (c) Mowers: 4%, (d) Tillage Equipment: 1%, (e) Sprayers: 2%, (f) Spreaders: 1%. "Other" products comprise the remaining 19% of our sales and comprises some of the following: OEM products (including John Deere and Land Pride): 10%, Perf-Form oil filters and oil coolers: 5%, electric blade lift system: 2%, trailers: 2%.

       Our major ATV accessory products include:

Blades.

       We manufacture five sizes of steel straight blades, which include 42", 48", 54", 60" and 72" models. We also offer 52" and 60" State Plows and a Power Vee blade. Our standard blade configuration features a universal manual lift or a universal electric lift. The blades can also be lifted with a winch.
All of our blades come standard with heavy-duty skids, heavy-duty trip springs, and a limited lifetime warranty.

Winches and Winch Mounts.

       We offer a complete line of electric winches and winch mounts to fit all ATV models. Models include 1,500, 2,000, 2,500 (new) and 3,000 pound capacity winches. Our winch mounts are designed to receive all of the major brands of ATV winches.

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

Other.

       Additionally, we offer a wide array of products such as tire chains, rack boxes, CV boot guards, spotlights, trailers, gun racks, steel mesh baskets, and bed lift kits for various utility vehicles. Through acquisitions four years ago we have added a branded product line to our ATV accessories segment, Perf-Form Products, a line of premium oil filters and oil
coolers for motorcycles and ATVs.   The Perf-Form products have
performed well the past four years and we believe there still is potential to be realized through the pursuit of new markets, new customers, and new OEM private-label opportunities.

       Wheel Covers

       We are a leading producer of injection-molded plastic specialty vehicle wheel covers for vehicles such as golf cars, riding lawn mowers and light duty trailers. This segment represents approximately 11% of our total company sales. Wheel cover products include 6", 8" and 10" sizes offered in both hot-stamped and metalized options. Styles include the Turbine, Sport Edition, Maxam, and the new 'SS' Wheel cover. The 'SS' has done very well in its first year of production and we plan to continue introducing other new wheel covers modeled after classic automobile "mags".

       Weekend Warrior (Lawn and Garden)

       This segment, formerly known as our Lawn and Garden business segment, contains products which feature pull-behind implements, 3-point implements, bed lifts, gun and tool racks, soft goods, and other items designed and built primarily for utility vehicles (UTVs), utility ATVs, as well as garden tractors. Our products enhance the functionality and versatility of these tractors and utility vehicles. This segment represents approximately 5% of our total company sales. Products include a 64" tandem disc, 60" cultivator, brush cut mower, 15 and 25 gallon sprayers, spotlight, gun and tool rack, soft goods, bed lift, and a full line of three-point tillage equipment. New for fiscal 2006 was a 52" blade system. As growth in the lawn and garden industry and utility vehicle industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment.

       Contract Manufacturing

       This business segment was formally created during the first quarter of Fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. This segment represents approximately 11% of our total company sales. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses, regionally and nationally, will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment.

PRODUCT DEVELOPMENT

       We have remained competitive and grown over the past years by designing and marketing new products continually. We employ an experienced staff of six product design professionals that work with CAD/CAM technology in the design of new products.
This Engineering group serves two primary functions: product retrofitting and new product design. Retrofitting of existing products accounts for roughly 50 percent of the engineers' time. Product development costs were 1% of net sales for fiscal 2006 and just under 1% for fiscal 2005. Management considers the engineering group a critical factor to the company's future and current success.

       New products introduced in 2006 included: the 'SS' Wheel cover, Weekend Warrior 52" blade system, and a stackable universal handlebar switch for use in our winches, electric
lift, and other accessories that require a switch.   New
products introduced in 2005 included: a Yamaha V-Star motorcycle oil filter relocation kit, a 60 inch Quick Sweep broom, rear CV Boot Covers, bed side extensions and a rear screen for the John Deere Gator, and a variety of bags, ATV covers and other soft goods under the Weekend Warrior product line.

       We are continually developing and researching new products, processes, and new applications for existing products. We currently have approximately 30 new products or current product improvements slated to be worked on by our Engineering department during fiscal 2007. There are no products presently being developed that will require a material investment of our resources.


PATENTS AND TRADEMARKS

	We maintain trademarks for all of our product names. In addition, we maintain patents for wheel covers, 3-point hitches, rack utility boxes, work power lift system, rub block on work power lift, grablight, the 5th wheel trailer, Perf-Form oil filter/cooler, and the Weekend Warrior universal tow frame. We recently patented our 'SS' Wheel cover and our Electric
Blade Angle Kit, which allows a rider to conveniently swivel any of our straight blades by a handlebar mounted switch while remaining seated on the ATV. We also have begun the process to patent two new products whose patents should be completed and approved in early fiscal 2007.


SUPPLIERS

       During fiscal 2006, the Company purchased approximately $932,000 of raw materials from one vendor, which represented approximately 14% of materials used in products sold during the year. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The Company continuously evaluates suppliers to assure that quality, cost and reliability are adequate and to assure ourselves that we have not become dependent on a single supplier for any of our key materials.

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


MARKETING - CHANNELS OF DISTRIBUTION:

       ATV Accessories:

Domestic Distribution

       We distribute our products domestically through 9 distributors that specialize in motorcycle and ATV accessories. These distributors are either regional or national. We believe that virtually every ATV dealer in the United States is served
by at least two of these distributors.   Because of this
overlap we believe that we would experience a minimal decline in sales if any one of our distributors decided to stop selling our products. Most of these distributors have been customers of Cycle Country since we first began selling ATV accessories. We added two distributors this year.

       During the year ended September 30, 2006, domestic accessory sales represent approximately 73% of our total ATV Accessory sales. For 2006, our largest distributor accounted for 26% of our domestic accessory sales and our five largest distributors accounted for 65% of our domestic accessory sales.

       In cooperation with John Deere, Land Pride, and
Bristers, we have developed several products that are now being sold as accessories for John Deere lawn and garden equipment, Land Pride utility vehicles, and Bristers utility vehicles. In addition, we had also cooperated with John Deere to provide licensed accessories for its line of recently discontinued Utility ATV's. Products included bags, plow kits, helmets, gloves, gun rack, grab light, and an ATV cover that Cycle Country manufactured and distributed to authorized John Deere ATV dealers as officially licensed product. As both of us continue to sell off our remaining inventory at discounted prices, we continue to work closely with Deere on other projects and in other areas. We have cooperated with Masterlock as well to provide winch mounts for their own brand of winch that is sold primarily in Wal-Mart stores across the country.
OEM sales during the year ended September 30, 2006 represent approximately 10% of our total ATV Accessory sales. We intend to continue expanding our associations with John Deere, Land Pride, and Bristers in the future as well as to seek new opportunities with other similar
OEM's.

International Distribution

       We distribute our products internationally through 11 distributors that sell our products in over 30 countries. This department is in its 10th year of existence and has provided us with a profitable expansion of the ATV Accessory segment of business. We were featured in a promotional hardbound book printed in 2006 which was commissioned by the Iowa Department of Economic Development as a tool to promote economic growth internationally and domestically.

       International accessory sales represent approximately 16% of our total ATV Accessory sales during the year ended
September 30, 2006. We intend to continue expanding and growing our international sales by supporting growth through our current international distributors and developing relationships with new international distributors. We believe that the international market will continue to be a significant contributor to our long-term sales growth. Powersports
Business and other industry sources indicate that ATV sales are projected to grow approximately 12% internationally.

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

       Weekend Warrior (Lawn and Garden):

       We market our Weekend Warrior lawn and garden and utility vehicle accessories mainly by selling to national and regional retail outlets, such as PEP Boys, as well as by working with lawn and garden equipment and utility vehicle equipment manufacturers to introduce our accessories into their product lines as well as creating new accessories for their product lines. As this segment is still a fairly new market for us, we will continue to pursue opportunities with retail outlets, OEM's and other direct-to-market distribution opportunities to further our growth in this market. Power Products Marketing and other industry sources indicate that Utility Vehicles (side-by-sides) will continue their double-digit growth in 2007 and 2008, cracking the 300,000-unit sales barrier in 2008.


       Contract Manufacturing:

       We market our contract manufacturing capabilities to manufacturers and businesses primarily in a 150 to 200 mile radius of our Spencer facility. We just recently, in early fiscal 2007, engaged two sales rep. firms to grow and expand our market to include all of the states surrounding Iowa.
Sales to customers are made directly by our sales staff. Gaining new business from potential customers as well as existing customers often requires that we submit a cost quote that the customer then accepts or rejects. We believe that contract manufacturing will be a significant contributor to our long-term sales growth.


Sales and Promotion

       ATV Accessories:

       We employ a sales force of four people to market our ATV products. Our primary method of penetrating the market of ATV dealers is to leverage the sales work to the representatives employed by our distributors. These representatives call on every ATV dealer in the United States and each of the over 30 countries represented by our international distributors. We view our job as educating these representatives so they can effectively sell our product line.

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

       Weekend Warrior (Lawn and Garden)

       We utilize a sales force of two people to market our Weekend Warrior products. Our primary method of penetrating the market of OEM's is to make direct contact with potential manufacturers or to follow up on leads brought to us through our advertising or current OEM customers. Our sales force also calls on national and regional retail outlets, such as PEP Boys, as well as other direct-to-market outlets.

       Each year we produce a catalog of our entire product line and make a new video that demonstrates the applicability of our products. We use retail-ready boxing that has pictures and graphics so that our product can attract the attention of the retail outlet's customer. We also provide our retail outlet customers plan-o-grams that specify product placement and product mix based on a certain size of shelving section to maximize sales at the retail outlet. Our lawn and garden and retail outlet customers are allowed unlimited quantities of these sales tools.

       Our sales people exhibit at regional and national trade shows each year. They also travel to OEM or retail outlet customers to demonstrate our products and address concerns that may arise.

       Contract Manufacturing

       We marketed our capabilities utilizing one salesperson during fiscal 2006. We created a new video and brochure in 2006 that highlights our unique manufacturing capabilities and expertise. The video and brochure are provided to each new potential customer as well as current customers. Our salesperson focused their efforts primarily within a 150 to 200 mile radius of our Spencer facility. In early fiscal 2007, management engaged two independent sales rep. firms to grow and expand our market to include all of the states surrounding Iowa.


Advertising

       We advertise our ATV and Weekend Warrior accessories in national trade magazines, professionally developed videos, annual catalog, magazine and television advertising campaigns. Additionally we have three Internet sites located at: www.cyclecountry.com , www.perf-form.com , and www.weekend-warrior.com. These websites will be expanded in fiscal 2007 and 2008 to add e-commerce capabilities and other tools to expand the Company's presence and availability to consumers, dealers and distributors "24/7/365". The first stage will be a shopping cart that will allow a consumer to create an exact list of the accessories he wants or needs for his model specific ATV or UTV that can be taken to any dealer for purchasing.


COMPETITION

       We are one of the largest ATV accessory manufacturers in the world. Management estimates that we control over 50% of the worldwide market in several product categories.

Additionally, management estimates that we maintain 70% market share of the OEM golf car hubcap market and 70% of the golf car hubcap aftermarket.

       As with any industry we are faced with competition. However, due to our aggressive marketing and innovative product line, we maintain the largest market share in the ATV Utility Accessory Market as well as the wheel cover market. With our recent entry into the lawn & garden and utility vehicle accessory markets, our goal is to achieve a leading market share in those markets.

       However, the markets for all of our products are competitive. We expect the markets for our products to become even more competitive if and when more companies enter them and offer competition in price, support, additional value added services, and quality, among other factors.


EMPLOYEES

	As of September 30, 2006, we have 102 full-time employees, including 74 in production, 3 in sales, 9 in administration, 8 general office, 7 in research and development and 1 driver. We presently have no labor contract with any unions and we do not anticipate unionization of our personnel in the foreseeable future. We believe our relationship with our employees is good. From time to time, we hire part time employees, ranging from a minimum of 1 to a maximum of 3. We also regularly utilize 12-16 temporary employees at our Spencer facility through a local employment agency to handle high seasonal demand peeks.

Item 2.  DESCRIPTION OF PROPERTIES

       Our distribution/light manufacturing
facility is a modern 106,000 square foot facility located at 2188 Highway 86, Milford, Iowa, which is located on 10 acres at the intersection of two major highways which allows for easy entry and exit for truck traffic. This property is zoned light industrial and will support an additional 51,000 square foot building expansion. We own this facility.

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

       In early fiscal 2007 we completed the relocation of our principal corporate office to the Spencer facility from our Milford facility. By bringing all of the corporate office staff together under one roof it will improve communications and increase the efficiency of operations.

Item 3.  LEGAL PROCEEDINGS

	At times we are involved in lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of our products. As of the date of this filing, we are not a party to any material legal proceedings. We currently carry two million dollars of product liability insurance.

       Prior to the merger, Simonsen Iron Works Inc. was named a defendant in a wage discrimination lawsuit filed by Lori Christenson in the Iowa District Court in and for Clay County, IA (Case No. LACV 25639) that was filed on November 13, 2003. The suit was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge. Upon a motion for summary judgment sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of fiscal 2005. At that time the court allowed the retaliatory discharge claim but Simonsen subsequently filed a motion to reconsider and dismiss this charge as well. During the first quarter of fiscal 2006 the court ruled on this motion to reconsider and denied the motion, the remaining portion of the case is presently set to go to trial in early calendar 2007. Simonsen's, and now the Company, have contested the case vigorously and do not expect its outcome to have a material impact on its financial position.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

       Our common stock lists on the American Stock Exchange under the symbol: ATC. The table below sets forth the reported high and low bid prices for the periods indicated.


                                      High            Low
FY 2006

Fourth Quarter                        $2.30           $1.71
Third Quarter                         $3.50           $2.25
Second Quarter                        $3.93           $3.10
First Quarter                         $3.55           $2.72


FY 2005

Fourth Quarter                        $4.33           $2.89
Third Quarter                         $5.45           $3.00
Second Quarter                        $5.75           $4.72
First Quarter                         $6.49           $4.60

       As of December 20, 2006, there were approximately 646 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

       The Company has never paid a dividend on its common stock.
It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities

       The Company has not had any recent sales of unregistered securities during the fiscal year ended September 30, 2006.

Issuer Purchases Of Equity Securities

       The Company has not repurchased any shares during the fiscal year ended September 30, 2006.


Equity Compensation Plan Information

Plan category    Number of          Weighted-average       Number of securities
                 securities to      exercise price of      remaining available
                 be issued upon     outstanding options,   for future issuance
                 exercise of        warrants, and rights   under equity
                 outstanding                               compensation
                 options,                                  plans
                 warrants, and
                 rights

Equity
compensation
plans not
approved by
security
holders          100,000 (1)           $2.00                none





(1) 50,000 shares of restricted common stock of the company is to be issued to the company's investor relations firm as part of the total compensation to the firm for services provided per the written agreement over a twelve month period commencing October 1, 2006. Also, 50,000 shares of restricted common stock is to be issued to the company's newly hired CEO and President as an inducement to employment per the written employment agreement between the company and the newly hired CEO, Mr. Kempf. The agreement further provides that 25% (12,500 shares) of the total shares are to be issued to the CEO upon Mr. Kempf's first date of employment and then another 25% is to be issued to Mr. Kempf upon reaching his 12, 24, and 36 month employment anniversary dates, respectively. The 50,000 shares for the investor relations firm and the first installment of 12,500 shares for Mr. Kempf were issued in the first quarter of fiscal 2007.

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

       In March of 2002, Perf-Form Products, Inc. was purchased for $462,100 in cash and 22,500 shares of common stock for a total purchase price of approximately $528,800.

       In June of 2002, the Company acquired Weekend Warrior. The purchase was made for 10,000 shares of common stock.

       On April 29, 2005, we consummated an Agreement and Plan of Merger (the "Agreement") with the Selling Shareholders through which we acquired Simonsen Iron Works. The terms of the Agreement provided that the Selling Shareholders exchanged 100% of the outstanding shares of Simonsen for cash consideration of $7,000,000 and $8,000,000 worth of our common stock, which amounted to 2,179,280 shares.

       We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, baskets and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat and Bombardier. We design, engineer, assemble, and manufacture a majority of the accessory products at our Spencer facility, which is the site of Simonsen Iron Works, Inc. Our Milford facility serves as our light manufacturing, warehousing, and shipping facility. We completed the relocation of our corporate headquarters during the first quarter of fiscal 2007 to our Spencer facility from our Milford facility.

       We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We sell our products to 9 distributors in the United States, most of which have sold our products continuously for the past 25 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 11 international distributors distributing our products to over 30 countries.

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

       We are continuing our growth in the lawn and garden industry with our Weekend Warrior products. Our market research continues to tell us that the manufacturers of garden tractors and utility vehicles need accessories similar to those available in the ATV industry. Our pull-behind products, 3-point implements, and other branded and private label accessories can be used with lawn and garden tractors and utility vehicles. We sell our products to several equipment manufacturers, dealers and retail outlets within the lawn and garden and utility vehicle markets. We continue to work with other manufacturers, dealers, and retail outlets to introduce these accessories into their product lines.

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

       Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at September 30, 2006 and found no impairment.

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

       Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At September 30, 2006, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

Results of Operations - Year ended September 30, 2006 vs Year ended September 30, 2005
 	OVERALL.




                   Fiscal Year 2006     Fiscal Year 2005     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue              $16,464,214         $17,181,463       $ (   717,249)         (  4.2%)

Cost of goods sold   $10,389,976         $11,847,409       $  (1,457,433)          (12.3%)

Gross profit         $ 6,074,238         $ 5,334,054       $     740,184            13.9%

Gross profit %             36.9%               31.0%                                 5.9%



The decrease in revenues for the fiscal year ended September 30, 2006 was mainly attributable to our ATV accessories business segment, which had a decrease in sales of approximately 17% this year compared to last year. However, each of our other three business segments experienced increases in sales for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005. Contract Manufacturing increased approximately 155%, Weekend Warrior increased approximately 139%, and our Plastic Wheel Cover business segment increased approximately 22%. The increase in gross profit as a percentage of revenue was mainly attributable to two factors: a) improved product pricing that ensures adequate gross margins utilizing projected raw material cost trends and b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of fiscal 2005. The decrease in sales for the ATV Accessories segment was due to the sluggish sales all of our distributors experienced during the first quarter of fiscal 2006 that in turn caused sluggish sales for the Company. The decrease was also due to OEM product sales being substantially lower during fiscal 2006 as compared to fiscal 2005, which management believes was due to sluggish sales for the OEMs as well. Strong increases in our Weekend Warrior, Plastic Wheel Covers, and our new Contract Manufacturing segments continue to provide support that the initiatives and growth strategies management has implemented and continues to develop are, and will, generate growing, sustainable revenues for fiscal 2007 and beyond.





                   Fiscal Year 2006     Fiscal Year 2005     Increase       Increase
                                                           (Decrease) $    (Decrease) %

Selling, general
and
administrative
expenses               $4,707,215        $3,920,370        $  786,845        20.1%


As a percentage of revenue, selling, general, and administrative expenses were 29% for the fiscal year ended September 30, 2006 compared to 23% for the fiscal year ended September 30, 2005. The significant changes in operating expenses for the twelve months ended September 30, 2006 as compared to the twelve months ended September 30, 2005 were: employee wage expense increased approximately $250,900, or 23%, depreciation and amortization increased approximately $300,600, or 83%, employee health insurance expense increased approximately $158,500, or 121%, advertising costs increased approximately $185,200, or 54%, and other professional fees increased approximately $199,800, or 320%. Offsetting these increases was a reduction in fuel and fuel taxes of approximately $52,000, or 41%, due to the elimination of the Company's semi-truck fleet and a reduction in investor relations expenses of approximately $223,100, or 75%, as the company elected to not utilize an investor relations firm most of the fiscal year as a cost reduction measure given the decreased sales experienced during the first quarter. Employee wages, employee benefit expenses, insurance, depreciation expense and other certain expense increases were mainly attributable to the merger with Simonsen Iron Works, our largest supplier, which occurred during the third quarter of fiscal 2005. The lump-sum payment of 19 weeks of wages owed to the former CEO under the employment agreement of approximately $75,000 and payment of wages to our interim CEO of approximately $101,000 are also contributing causes for the significant increase in employee wage expense. New advertising initiatives such as a television commercial promoting our Weekend Warrior products, new Contract Manufacturing brochures and video, and new print ads for our Perf-Form Oil Filters and Weekend Warrior products contributed to the increase in advertising expense for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005. Other professional fees increased as management engaged a consulting firm to begin the planning, analysis and processes documentation needed for compliance with Sarbanes-Oxley. The SOX consulting fees for fiscal 2006 totaled approximately $66,000. Also increasing other professional fees were expenses related to the search for a new CEO of approximately $74,000. During the latter part of the second quarter, additional streamlining and consolidation of manufacturing and assembly processes, consolidation of our engineering, research & development to one location, and additional consolidation of administrative and customer service tasks provided additional cost and expense reductions during the third and fourth quarters of fiscal 2006. Management believes these accomplishments will help alleviate the additional expenses the Company will continue to incur over the next year as a result of continued Sarbanes-Oxley work, finishing the implementation and training of a new full scale manufacturing/distribution and accounting software program, and pursuing ISO 9001:2000 certification.

Non-operating income (expense) decreased approximately
$442,800, or 485%, to $(534,146) for the year ended September
30, 2006, from $(91,383) for fiscal 2005. The decrease was due to a large loss on sale and disposal of assets of approximately $115,600 and an increase in interest expense of approximately $251,900. The large loss on sale of assets was due to management abandoning approximately $156,000 of software and consulting fees relating to a full scale manufacturing/distribution and accounting software program shortly before the planned implementation date. The decision to abandon the software was due to serious flaws and incompatibilities between the company's methods of conducting business and the uncompromising methods built into the software not being made apparent until the final stages of training and transaction testing was underway.

BUSINESS SEGMENTS As more fully described in Note 15 to the Consolidated Financial Statements, the Company operates four reportable business segments: ATV Accessories, Plastic Wheel Covers, Weekend Warrior (formerly Lawn and Garden), and Contract Manufacturing. ATV accessories is vertically integrated and utilizes a two-step distribution method, we are vertically integrated in our Plastic Wheel Cover segment and utilize both direct and two-step distribution methods, Weekend Warrior utilizes a single-step distribution method, and our Contract Manufacturing segment deals directly with other OE manufacturers and businesses in various industries.

ATV ACCESSORIES




                   Fiscal Year 2006     Fiscal Year 2005     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $12,396,341        $14,950,386       $ (2,554,045)       (17.1%)

Cost of goods sold    $ 5,908,237        $ 8,935,090       $ (3,026,853)       (33.9%)

Gross profit          $ 6,488,104        $ 6,015,296       $    472,808          7.9%

Gross profit %             52.3%              40.2%                             12.1%


The decrease in ATV Accessories revenue for the twelve months ended September 30, 2006 was due to the sluggish sales all of our distributors experienced during the first quarter of Fiscal 2006 across all ATV products and brands. Also contributing to the decrease in revenue was OEM product sales decreasing approximately 33% during fiscal 2006 as compared to fiscal
2005, which management believes was due to sluggish sales for the OEMs as well. The primary causes of the decreased sales is the warm winter that impacted snowplow blade sales and reduced consumer discretionary spending due to increased gasoline prices and rising interest rates which impacted all of our ATV accessory sales. With the fourth quarter of fiscal 2006 not producing sales that were significantly greater than the previous year fourth quarter, the lost sales of the earlier quarters was not able to be overcome entirely. The decrease in revenue was mainly attributable to a decrease in snowplow blade sales of approximately $1,242,400, or 13%, a decrease of OEM products sales, including John Deere and Land Pride, of approximately $630,600, or 33%, a decrease in winch and winch mount sales of approximately $295,300, or 32%, and a decrease in electric blade lift sales of approximately $108,900, or 33%, for the twelve months ended September 30, 2006 compared to the twelve months ended September 30, 2005. Also contributing to the decrease in revenue was a decrease in basket sales of approximately $53,400, or 29%, a decrease in sales of our bed lift kits of approximately $39,000, or 21%, a decrease in sales of Perf-Form oil filter products of approximately $41,600, or 7%, a decrease in spreader sales of approximately $31,000, or 15%, a decrease in sales of our three-point implements of approximately $43,800, or 22%, a decrease in sales of our mowers of approximately $27,100, or 5%, and a decrease in sales of our blade angling kit of approximately $50,000, or 231%.
The increase in gross profit was mainly attributable to two factors: a) maintaining product pricing that ensures adequate gross margins utilizing projected raw material cost trends and
b) reduction in material costs as a direct benefit of the acquisition and merger of our largest supplier, Simonsen Iron Works, during the third quarter of Fiscal 2005. Management expects gross profit for Fiscal 2007 to stay consistent with, or be slightly better than the fiscal 2006 profit percentage as profit margin monitoring, cost containment efforts, and assembly efficiencies will continue.

Looking ahead to Fiscal 2007 we project a modest growth in revenues with gross profits for our ATV Accessories maintaining the 50% mark. With a minimum of 9 new products due to be released next year, new focus on accessories for the double-digit growing Utility Vehicles and Asian ATV imports, stronger efforts to reduce inventory levels and attain more JIT agreements for our raw material, and a concerted effort to actively market and build name recognition with dealers, management believes that sales for ATV accessories will again increase year over year and profit percentages will be maintained.

PLASTIC WHEEL COVERS





                   Fiscal Year 2006     Fiscal Year 2005     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $  1,777,953       $  1,461,196      $   316,757          21.7%

Cost of goods sold    $  1,052,275       $    844,957      $   207,318          24.5%

Gross profit          $    725,678       $    616,239      $   109,439          17.8%

Gross profit %              40.8%              42.2%                            (1.4%)


The increase in revenues was due to an increase in sales to golf car distributors and sales of our new 'SS' Wheel Cover, which kicked off in earnest during the third quarter of Fiscal 2006. This new 'SS' wheel cover, which has better gross margins than our current wheel covers, generated approximately $321,000 in new revenue during fiscal 2006. Management is projecting revenues for fiscal 2007 to grow by about 20-25%. We are actively pursuing the development of other new wheel cover designs to rejuvenate the market with new choices and sizes and stimulate additional growth for this business segment. In fact, the next new cover has been designed and is anticipated to be in production during our second quarter. This new cover has already generated requests by a couple large golf car OEMs to have exclusive marketing and sales rights for the first 50,000 to 100,000 units. In addition, we are developing a new wheel cover for the trailer and cart industries.

Gross profit as a percentage of revenue decreased slightly as an increase in plastic material costs of approximately 3% was offset by a 1.2% decrease in direct labor costs. The direct labor reduction was due to changes in production staffing and shift hours that created new production efficiencies. Management sourced a less expensive raw plastic and began using it during the third and fourth quarters. With expanded use anticipated during fiscal 2007, this less expensive raw plastic should reduce material costs going forward. Management continues to work at containing costs and finding labor and production efficiencies to offset the continuing price increases of raw plastic.

WEEKEND WARRIOR (LAWN AND GARDEN)




                   Fiscal Year 2006     Fiscal Year 2005     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $     814,325      $     340,363     $     473,962        139.3%

Cost of goods sold    $     491,153      $     195,885     $     295,268        150.7%

Gross profit          $     323,172      $     144,478     $     178,694        123.7%

Gross profit %               39.7%              42.5%                            (2.8%)



This segment, formerly known as our Lawn and Garden business segment, contains products which feature pull-behind implements, 3-point implements, bed lifts, gun and tool racks, soft goods, and other items designed and built primarily for utility vehicles (UTVs), utility ATVs, as well as garden tractors. As growth in these markets continues this will allow the company to address some of the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our ATV Accessories business segment. The increase in revenues was attributable to sales to a new national direct-retail customer, PEP Boys, of approximately $617,400. Looking forward, management anticipates PEP Boys and other new and current direct-retail customers to generate strong sales for this segment in fiscal 2007. As the segment with what management believes to be the largest long-term growth potential, approximately 134% growth projected for fiscal 2007, advertising and other initiatives to encourage and support this growth were undertaken in fiscal 2006 and will be continued in fiscal 2007. The slight decrease in gross profit for the fiscal year ended September 30, 2006 as compared to the fiscal year ended September 30, 2005 was mainly due to a slight change in product mix as slightly less profitable products, such as the soft bags, dominated sales in fiscal 2006. With the introduction of a new blade system exclusively for the Weekend Warrior product line and other planned accessory additions, gross profit for fiscal 2007 should return to the 40% to 45% range.

CONTRACT MANUFACTURING





                   Fiscal Year 2006     Fiscal Year 2005     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $  1,834,814       $     719,865     $  1,114,949          154.9%

Cost of goods sold    $  1,111,107       $     506,500     $    604,607          119.4%

Gross profit          $    723,707       $     213,365     $    510,342          239.2%

Gross profit %              39.4%               29.6%                              9.8%



This business segment was formally created during the first quarter of fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. To facilitate comparison, contract manufacturing revenue and cost of goods sold for the last two months of the third quarter of fiscal 2005 was reclassed from the ATV Accessories business segment in the amount of $719,865 and $506,500, respectively. Revenue increased due to fiscal 2006 being a full year compared to fiscal 2005, which was only a partial year due to the merger and acquisition being completed in the third quarter of Fiscal 2005. Also contributing to the increased revenue is a small amount of new business that was obtained during fiscal 2006. Gross Profit as a percent of revenue increased as reduced material costs added approximately 10% to gross profit. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses, both regional and national, will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment. Management believes that this segment has the potential to generate a total of approximately $2.3 million in revenue in fiscal 2007, or an increase of 24%. Initiatives such as hiring two independent sales rep firms in the first quarter of fiscal 2007 to sell our services and capabilities and new promotional materials developed in fiscal 2006 are part of management's plan to achieve that revenue. Opportunities to quote parts are increasing substantially in the first quarter of fiscal 2007 and some of these quotes have turned into solid new business for our Contract Manufacturing segment.

GEOGRAPHIC REVENUE





Country            Fiscal Year 2006     Fiscal Year 2005     Increase       Increase
                                                           (Decrease) $    (Decrease) %

United States
of America            $14,586,031        $15,104,917       $   (518,886)       (3.4%)

All Other
Countries             $ 1,878,183        $ 2,076,546       $   (198,363)       (9.6%)




The decrease for the year ended September 30, 2006 in other countries was due to a decrease of sales in Europe. The decrease for the year ended September 30, 2006 in the Unites States of America was due to reduced sales across all regions serviced by our domestic distributors and OEM customers caused mainly by the sluggish sales experienced by both, as discussed above.

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

The increase in gross profit as a percentage of revenue was mainly attributable to management implementing price increases on products that due to increased raw material or other input costs, had fallen below standard gross profit levels. In addition, the acquisition and merger of Simonsen Iron Works Inc., our major supplier, provided additional profits and cost reductions that also strengthened our results. Steel prices stabilized in 2005 and are expected to remain stable during 2006. Should any volatile price swings occur within the steel market, management believes that any additional cost could be passed on to our customers with minimal to no impact on sales. Looking ahead to Fiscal 2006 we project a slight growth in revenues but a strong increase in gross profits for our ATV Accessories as gross profits grow to an estimated 48-50% of revenue as the cost benefits and production synergies from our merger are fully realized over the full twelve months within this business segment.

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

 Liquidity and Capital Resources

Overview
       Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the twelve months ended
September 30, 2006.

       Cash and cash equivalents were $450,857 as of September 30, 2006 compared to $1,225,768 as of September 30, 2005.
Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.

       In the fiscal 2006 we made approximately $578,500 in capital expenditures, received approximately $126,200 from the sale of capital equipment, and paid approximately $1,501,400 of long-term debt principal. For the fiscal year of 2007 management expects total capital expenditures to approximate $300,000.

       During the second quarter of fiscal 2006 management elected to use $1 million of surplus cash and pay down the principal owed on the Company's long-term debt to reduce interest costs from rising interest rates going forward and to shorten the term to maturity on each of the notes. During the third quarter of fiscal 2006, as was done during the third quarter of fiscal 2005, management began to build up inventory levels of certain ATV accessories to help meet the anticipated high volume of orders that occurs during our fourth quarter. This traditionally high volume exceeds the Company's normal production capacity and would cause the Company to incur unnecessary increases in labor costs and freight, shipping and handling costs if the Company did not have an adequate level of inventory entering into the fiscal fourth quarter.

Working Capital

       Net working capital was $6,418,381 at September 30, 2006 compared to $6,872,671 at September 30, 2005. The change in working capital is primarily due to the following:



                         Balance               Balance           Increase/     Percent
                    September 30, 2006    September 30, 2005    (Decrease)      Change
Cash and cash
equivalents            $     450,857         $  1,225,768       $  (774,911)     (63.2%)

Accounts receivable        1,865,099            1,925,952           (60,853)      (3.2%)

Inventories                5,090,039            4,991,796            98,243        2.0%

Income taxes receivable      235,275              167,576            67,699       40.4%

Prepaid expenses             189,844              122,942            66,902       54.4%

Accounts payable             326,378              427,226          (100,848)     (23.0%)

Accrued expenses             610,279              775,365          (165,086)     (21.3%)

Current portion of
bank notes payable           579,485              465,654           113,831       24.4%


Contractual Obligations and Other Commercial Commitments

The following table sets forth information concerning our obligations and commitments to make contractual future payments, such as debt agreements, purchase obligations and contingent commitments.



                         Payments Due During Fiscal Years Ending September 30,

                        Total         2007      2008-2009     2010-2011   Thereafter

Contractual
Obligations:

  Long term debt
  obligations         $5,297,104      $950,998  $1,901,996     $1,280,326  $1,163,784

Unrecorded
Contractual
Obligations:

  Purchase
  obligations         $  273,965      $273,965          -             -            -





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

       On April 28, 2006, the Company and its commercial lender again amended the original secured credit agreement dated August 21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two discussed above were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018 for Note One and until April 2011 for Note Two, which include principal and interest (7.375% as of September 30, 2006) for Note One and principal and interest (7.375% as of September 30, 2006) for Note Two, with a final payment upon maturity on April 25, 2018 for Note One and April 25, 2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At September 30, 2006 and 2005, $3,287,224 and $3,938,253, respectively, were outstanding for Note One and $2,009,880 and $2,860,292, respectively, were outstanding for Note Two.

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

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (8.75% at September 30, 2006) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008. At September 30, 2006 and 2005, no balance was outstanding on the Line of Credit.

       The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At September 30, 2006 and 2005, the Company met all of the required financial ratios.

Warrants
       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the twelve months ended September 30, 2006, none of the 40,000 warrants were exercised. The proceeds are to be applied to the outstanding balance on the Notes.

Capital Resources
 	Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2007. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Changes In Registrant's Certifying Accountant.

         (i) The Registrant's certifying accountant,
Henjes, Conner, Williams & Grimsley, L.L.P ("Henjes
L.L.P.") applied to, and received approval from, the Securities and Exchange Commission to change its entity from a limited liability partnership to a professional corporation electing to be taxed as a Subchapter S corporation. Simultaneous with this change Henjes L.L.P.
also applied to and received approval from the SEC to change its name to Henjes, Conner & Williams, P.C.
("Henjes P.C."). These changes were deemed effective on November 1, 2005.

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

Item 8B.  OTHER INFORMATION
None.

PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT

Directors and Executive Officers

       Our directors, executive officers and key employees are as follows:



                                                               Current
                                                               Position
                                                               Held
Name                Age          Position                      Since
---------------------------------------------------------------------
F.L. Miller         66           Director                      2001

Jim Danbom          63           Director                      2001

L.G. Hancher Jr.    53           Director                      2001

Rod Simonson        51           Director                      2001

Ron Hickman         56           Chief Executive Officer,      2001 thru
                                 President and Director        2006 (March)

David Davis         41           Chief Financial Officer and
                                 Vice President of Finance     2001

Bradley Danbom      30           Vice President of Sales and
                                 Marketing                     2004

Alan Bailey         49           Senior Vice President and
                                 Director                      2005

John Gault          64           Director and Interim CEO
                                 (April thru September 2006)   2005

Lisa Bailey         47           Senior Vice President         2005

Randy Kempf         53           Chief Executive Officer and
                                 President                     2006 (Sept)

Jan Danbom          58           Director                      2006 (April)

F.L. "Skip" Miller was President of Armstrong Wheels from 1970 until 1998. Then in 1998 from his Chief Executive Officer position, Mr. Miller consummated the company's highly lucrative buy-out from the international conglomerate GKN Wheels. The selling of Armstrong Wheels for an impressive premium price was largely based on his ability to build the company with consistent double-digit annual growth. In 1998 Mr. Miller purchased AERO Race Wheels, Inc., which started as a division of Armstrong Wheels in 1997. AERO Race Wheels today has become the largest manufacturer of steel racing wheels in the United States under his leadership. Mr. Miller participates on the Audit and Operations committees of the board. Mr. Miller is currently serving a three-year term, which will end in 2009.

Jim Danbom was our founder and served as our president from 1981 to 2001. Mr. Danbom will lead the Operations and Planning committees of the board. He has successfully created numerous businesses in his 27 year career. Having successfully created our products at Cycle Country, Mr. Danbom will now focus on acquisitions and new product development while serving on the Operations and Planning committees. Mr. Danbom is currently serving a three-year term, which will end in 2007. Jim Danbom is the spouse of Jan Danbom and the father of Bradley Danbom, our Vice President of Sales and Marketing.

L.G. "Bob" Hancher Jr. has served as Chief Financial Officer of Commerce Street Venture Group since 2000 and in 2005 assumed the position of CEO as well. Mr. Hancher served as the Director of Marketing of Raynor Garage from 1978 to 1988. In 1993, Mr. Hancher co-founded, and is now a past President of International Sports Management, leaving in 2000 to co-found Commerce Street Venture Group. Mr. Hancher participates on the Planning and Audit committees of the board. Mr. Hancher is currently serving a three-year term, which will end in 2007.

Rod Simonson became a franchisee for Piccadilly Circus Pizza, Inc. in 1980 by owning and operating 1 of the 5 restaurants under the company's umbrella. Shortly thereafter, Mr. Simonson purchased the parent company and became President of Piccadilly. By 1987, the company became Land Mark Products, Inc., the licensing company for Piccadilly Circus Pizza. Under his leadership, the company evolved from several sit-down pizzerias to a complete turnkey operational partner in convenience stores, malls, hotels, amusement parks and video stores. Today, there are over 800 locations primarily in convenience stores throughout 42 states in the Continental United States. Mr. Simonson is serving on the Planning and Audit committees of the board. Mr. Simonson is currently serving a three-year term, which will end in 2009.

Ron Hickman, who became our President on August 1, 2001 and our Chief Executive Officer on October 1, 2001, has been a CPA for over 30 years, and was our public accountant from our inception until he took a position as General Manager for us in 1995.
Mr. Hickman was on the Operations and Planning committees of the board. Mr. Hickman was relieved of his duties as President and CEO at the end of March, 2006 and concurrently Mr. Hickman resigned from the board.

David Davis, who became our Chief Financial Officer on October 1, 2001, has been a CPA for 15 years. Prior to joining Cycle Country, Mr. Davis served as Controller for a Midwest lawn and garden power equipment distributor from 1997-2001 and worked for several years prior to that as a CPA at a Midwest regional public accounting firm.

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

John Gault worked for Deere and Company in various engineering and manufacturing positions for 35 years prior to retirement in 2002. John held positions including General Manager of two of their factories, the largest of which had sales ranging from $1.5 to $1.8 billion. He also spent two years as Vice
President: Engineering, Information and Technology. Mr. Gault joined the board in July of 2005 and is currently serving a three-year term, which will end in 2008. Mr. Gault served as the Company's Interim CEO upon the termination of Mr. Hickman at the end of March, 2006 until the new President and CEO, Mr. Kempf, was hired in September, 2006.

Jan Danbom was appointed by unanimous vote of the board to serve out the remaining term of Mr. Hickman, who resigned from the board concurrently with his termination as the Company's President and CEO at the end of March, 2006. Jan Danbom worked alongside her spouse, Jim Danbom, to grow the company from a small startup business to a multi-million dollar revenue business at the time the company went public. Jan Danbom is the spouse of Jim Danbom and Brad Danbom, our Vice President of Sales and Marketing, is her son. Ms. Danbom's current term will end in 2007.

Randy Kempf was hired as our President and Chief Executive Officer in September, 2006. Prior to joining Cycle Country, Mr. Kempf served as Senior Vice President of Operations for Wessels Company of Greenwood, Indiana, which manufactures HVAC pressure vessels, for about a year. Mr. Kempf served as President and Chief Operating Officer for Contacts, Metals & Welding, Inc. (CMW) of Indianapolis, Indiana from 2001 to 2005. As President of CMW, Randy turned the company around and led the company to successive years of profitability and growth after just two years at the helm. He achieved 10% revenue growth during the 2000-2004 recession and implemented many cost reducing manufacturing processes, such as 5S, Lean, and Kaizen. Mr. Kempf also provided leadership as CMW became ISO 9001:2000 certified.

Directors' Remuneration

Effective October 1, 2004, our outside, non-management directors are compensated for serving on the board of directors. Outside, non-management directors receive $500 in common shares as compensation for each board meeting that they attend. For the fiscal year ended September 30, 2006, the non-management directors are to receive a total of 3,104 shares of restricted common stock.

Audit Committee

The audit committee of our board of directors is comprised of three directors, L.G. Hancher, Jr., F.L. Miller, and Rod Simonson. Each member of the committee is an independent director as defined by the American Stock Exchange rules. In addition, our board of directors has determined that L.G. Hancher, Jr., as defined by the SEC rules, is both independent and an audit committee financial expert. Mr. Hancher has extensive experience reading, analyzing, and preparing GAAP financial statements and SEC reports and filings .

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is aware of the following individual directors, officers or beneficial owners of more than ten percent of the Company's Common Stock that, during the fiscal year 2006 or for the fiscal year 2006, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


F. L. Miller                Form 5
L.G. Hancher Jr.            Form 5

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the fiscal years ended September 30, 2006, 2005, and 2004 to our Chief Executive Officers, Interim Chief Executive Officer, and Senior Vice President. The Company did not have any other officers whose total compensation exceeded $100,000, as defined in Item 402 of Regulation S-B, who were serving as executive officers at the end of our last fiscal year.

Annual Compensation




                                                  Other          Restricted    Securities                All
Name and               Fiscal                     Annual         Stock         Underlying     LTIP       Other
Principal Position     Year     Salary    Bonus   Compensation   Awards        Options        Payouts    Compensation
---------------------------------------------------------------------------------------------------------------------
Ronald Hickman,
  President             2006     155,523   12,603   500 (1)       0              0             0           12,389 (2)
                        2005     150,000   41,125   500 (1)       0              0             0            9,787 (3)
                        2004     150,000   69,370   500 (1)       0              0             0            9,136 (4)

John Gault,
 Interim President      2006     101,000        0     0           0              0             0                0

Randy Kempf,
 President              2006       3,596        0     0          25,000 (5)      0             0                0

Alan Bailey,
Sr. Vice President      2006     113,462   13,748   500 (1)       0              0             0           11,033 (6)



(1)     Christmas bonus.
(2)	Comprised of $1,805 value of personal use of company
auto and $10,584 paid for health insurance.
(3)	Comprised of $1,771 value of personal use of company
auto and $8,016 paid for health insurance.
(4)	Comprised of $1,705 value of personal use of company
auto and $7,431 paid for health insurance.
(5) Comprised of the first of four issuances for a total of $100,000 in restricted company common stock provided in the employment agreement as an inducement to employment incentive.
(6)	Comprised of $449 value of personal use of company
auto and $10,584 paid for health insurance.

Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.

Employment Agreements

       We have entered into employment agreements with certain of our key executives as follows:

       We entered into an employment agreement with Ron Hickman, our President, effective August 1, 2001 for a period of five years under which we had hired him to continue as our President. The agreement called for Mr. Hickman to receive an annual income of $150,000 per year plus a bonus equal to three percent (3%) of our net income before taxes and bonus. The agreement also provided for Mr. Hickman to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time, cafeteria plan, and use of an automobile. Mr. Hickman was relieved of his duties as President and CEO at the end of March, 2006 but was paid according to his employment agreement through the end of his agreement which was August 22, 2006.

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

       We entered into an employment agreement with Alan Bailey, our Senior Vice President, effective May 1, 2005 for a period of five years under which we have hired him to serve as our Senior Vice President. The agreement calls for Mr. Bailey to receive an annual income of $125,000 per year plus a bonus equal to one and one-half percent (1.5%) of our net income before taxes and bonus. The agreement also provides for Mr. Bailey to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time, cafeteria plan, and use of an automobile. Mr. Bailey's agreement was amended in the third quarter of fiscal 2006 to change his base salary to $100,000 per year.

       We entered into an employment agreement with Lisa Bailey, our Senior Vice President, effective May 1, 2005 on a month to month basis under which we have hired her to serve as our Senior Vice President. The agreement calls for Ms. Bailey to receive an annual income of $75,000 per year. The agreement also provides for Ms. Bailey to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time, and cafeteria plan. Ms. Bailey's agreement was amended in the third quarter of fiscal 2006 to change her base salary to $100,000 per year.

       We entered into an employment agreement with Randy Kempf, our President, effective September 11, 2006 for a period of three years under which we have hired him to be our President.
The agreement contains automatic three year extensions as long as there is no action by the Board to remove Mr. Kempf and Mr.
Kempf remains fully capable to carry out the duties of President and CEO. The agreement calls for Mr. Kempf to receive an annual income of $187,500 per year plus a bonus equal to three percent (3%) of our pre-tax net income growth over the average pre-tax net income of a three year base
(fiscal 2004, 2005, and 2006) beginning in fiscal 2007.
The agreement provides for a total of $100,000 in restricted Company common stock with 25% issued upon the first day of employment and 25% issued each anniversary date for the next three years as an employment bonus. The value of the entire restricted stock award was determined by the closing price on Mr. Kempf's first day of employment. The agreement also provides for Mr.
Kempf to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time, and cafeteria plan.

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


                                Number of
Name and Address of             Shares         Percent
Beneficial Owner                Owned          Owned
-------------------------------------------------------

Jim Danbom
858 W Elkcam Circle
Marco Island, FL 34145          725,865        9.88%

Jan Danbom
858 W Elkcam Circle
Marco Island, FL 34145          684,865        9.32%

Commerce Street Venture Group
17322 Westfield Park Rd
Westfield, IN 46074             365,000        4.97%

Rod Simonson
1007 Okoboji Avenue
Milford, IA 51351                36,849        0.50%

David Davis
c/o Cycle Country
Accessories Corp
2188 Highway 86
Milford, IA 51351                 8,500        0.12%

Bradley Danbom
c/o Cycle Country
Accessories Corp
2188 Highway 86
Milford, IA 51351                17,080        0.23%

F.L. Miller
2500 Manhattan Blvd
Spirit Lake, IA 51360            35,800        0.49%

L.G. Hancher, Jr.
17322 Westfield Park Rd
Westfield, IN  46074            165,000        2.24%

John Gault
242 Stillwater Court
Marco Island, FL 34145           10,173        0.14%

Alan Bailey
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301               653,779        8.89%

Lisa Bailey
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301               326,889        4.45%

David Bailey
1209 Country Club Lane
Spencer, IA 51301               599,296        8.15%

Joan Bailey
1209 Country Club Lane
Spencer, IA 51301               599,296        8.15%

Randy Kempf
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301                12,500        0.17%


All Directors and Officers
as a Group (11 Persons)       2,677,300       36.43%









Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

       Prior to becoming a director and serving as our interim CEO, management of the company engaged John Gault in October 2004 to consult with management on cost reduction initiatives and projects. The consulting agreement calls for fees to be paid to Mr. Gault based on cost savings achieved over a one year period. Half of the fee is paid upon implementation of the cost saving project and the other half is payable in 4 to 6 months from the implementation date. Consulting fees paid to Mr. Gault through September 30, 2006 were $71,570.

Item 13. EXHIBITS

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

The Audit Committee appointed Henjes, Conner, & Williams, P.C.
as the Company's independent accountants to audit the consolidated financial statements of the Company for the fiscal years ending September 30, 2006 and 2005. Henjes, Conner, &
Williams, P.C. have been Cycle Country's independent accountants since January 16, 2004.

Principal Accountant Fees

Fees for fiscal years ended September 30, 2006 and 2005 were as follows:

                             Fiscal 2006           Fiscal 2005

Audit Fees                   $   52,292            $  42,790

Audit-Related Fees                1,803                7,267

Tax Fees                         10,180               10,865

All Other Fees                        -                7,308

Total Fees                   $   64,274            $  68,230

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

                          SEPTEMBER 30, 2006 AND 2005

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

  Consolidated Statements of Cash Flows                    F-5 - F-6


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

  Schedule 2 - Consolidated Schedule of Selling, General, and
                Administrative Expenses                       F-31







                                * * * * * * * *

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors
Cycle Country Accessories Corp. and Subsidiaries
Milford, Iowa


We have audited the accompanying consolidated balance sheets of CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES, (a Nevada corporation) as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries, as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.




			Certified Public Accountants



/s/ Henjes, Conner & Williams, P.C.
Sioux City, Iowa
November 17, 2006

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND 2005


                                    ASSETS
                                    ------
                                                      2006              2005
                                                      ----              ----
CURRENT ASSETS
--------------
        Cash and Cash Equivalents               $    450,857       $  1,225,768
        Accounts Receivable - Trade, Net           1,865,099          1,925,952
        Inventories - Note 3                       5,090,039          4,991,796
        Taxes Receivable                             235,275            167,576
        Deferred Income Taxes - Note 10              103,409            106,882
        Prepaid Expenses and Other - Note 4          189,844            122,942
                                                ------------       ------------
                        Total Current Assets    $  7,934,523       $  8,540,916

PROPERTY, PLANT AND EQUIPMENT, Net - Note 6     $ 13,455,852       $ 13,944,568
-----------------------------

OTHER ASSETS
------------
        Intangible Assets, Net - Note 5         $    157,033       $    181,005
        Goodwill                                   4,890,146          4,890,146
        Other Assets - Note 7                         41,396            144,410
                                                ------------       ------------
                        Total Other Assets      $  5,088,575       $  5,215,561
                                                ------------       ------------
           Total Assets                         $ 26,478,950       $ 27,701,045
                                                ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
-------------------
        Accounts Payable                        $    326,378       $    427,226
        Accrued Expenses - Note 8                    610,279            775,365
	Current Portion of Bank Notes Payable -
                Note 9                               579,485            465,654
                                                ------------       ------------
                      Total Current Liabilities $  1,516,142       $  1,668,245

LONG-TERM LIABILITIES
	Bank Notes Payable - Less Current Portion -
                Note 9                          $  4,717,619       $  6,332,891
        Deferred Income Taxes - Note 10            2,505,067          2,577,581
                                                ------------       ------------
           Total Long-Term Liabilities          $  7,222,686       $  8,910,472


STOCKHOLDERS' EQUITY
--------------------
        Common Stock - Note 11                  $        729       $        631
        Additional Paid-In Capital                14,377,541         14,371,639
        Retained Earnings                          3,361,852          2,750,058

           Total Stockholders' Equity           $ 17,740,122       $ 17,122,328
                                                ------------       ------------
           Total Liabilities and Stockholders'
                          Equity                $ 26,478,950       $ 27,701,045
                                                ============       ============


         See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005











                                                      2006            2005

NET SALES                                        $ 16,346,717    $ 17,053,089
    Freight Income                                    117,497         128,374
                                                 ------------    ------------
           Total Net Sales                       $ 16,464,214    $ 17,181,463

Cost of Goods Sold                                (10,389,976)    (11,847,409)
                                                 ------------    ------------

           Gross Profit                          $  6,074,238    $  5,334,054

Selling, General and Administrative Expenses      ( 4,707,215)    ( 3,920,370)
                                                 ------------    ------------

           Income from Operations                $  1,367,023    $  1,413,684

Non-Operating Expense, Net - Note 12              (   534,146)    (    91,383)
                                                 ------------    ------------
           Income Before Provision for Income
                 Taxes                           $    832,877    $  1,322,301

Provision for Income Taxes - Note 10                  221,083         510,710
                                                 ------------    ------------
           Net Income                            $    611,794    $    811,591
                                                 ============    ============
Weighted Average Shares of Common Stock
	Outstanding:
                Basic                               7,271,966       5,574,838
                Diluted                             7,271,966       5,578,106

Earnings Per Common Share:
                Basic                             $      0.08    $       0.15
                Diluted                           $      0.08    $       0.15







         See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005









                                                 Additional
                                  Common          Paid-In         Retained
                                  Stock           Capital         Earnings        Total

Balances at September 30,
        2004                      $ 499         $  5,928,831    $ 1,938,467     $  7,867,797


Net     Income                                                      811,591          811,591


Exercise of Warrants                 12              466,988                         467,000


Issuance of Common
        Stock                       120            7,975,820                       7,975,940
                                    ---            ---------   ------------       ----------

Balances at September 30,
        2005                      $ 631         $ 14,371,639    $ 2,750,058     $ 17,122,328


Net Income                                                          611,794          611,794


Issuance of Common
        Stock                        98                5,902                           6,000


Exercise of Warrants                  -                    -              -                -
                                    ---            ---------   ------------       ----------


Balances at September 30,
        2006                      $ 729         $ 14,377,541    $ 3,361,852     $ 17,740,122
                                    ===           ==========      =========       ==========





         See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005



               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
               ------------------------------------------------



                                                      2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income                                 $   611,794     $   811,591
	Adjustments to Reconcile Net Income to Net
		Cash Provided (Used) by Operating
		Activities:
                  Depreciation                         829,486         544,602
                  Deferred Income Taxes             (   69,041)        135,486
                  Amortization                          21,230          21,254
		  (Gain) Loss on Sale & Disposal
                        of Equipment                   115,562      (   62,981)
                  Inventory Reserve                 (   44,049)         25,587
		  (Increase) Decrease in Assets:
                    Accounts Receivable - Trade, Net    60,853      (  234,714)
                    Inventories                     (   54,194)     (  566,406)
                    Taxes Receivable                (   67,699)     (  167,576)
                    Prepaid Expenses and Other      (   66,902)        208,917
                    Other Assets                       109,176      (   20,040)
		  Increase (Decrease) in Liabilities:
                    Accounts Payable                (  100,848)     (1,210,782)
                    Accrued Income Taxes                    -       (  624,259)
                    Accrued Expenses                (  159,086)     (  149,837)
                                                    ----------      ----------
			Net Cash Provided (Used) by Operating
                          Activities               $ 1,186,282     $(1,289,158)


CASH FLOWS FROM INVESTING ACTIVITIES
	Purchase of Property and Equipment - Simonsen
                Acquisition                                 -      $(6,899,666)
        Purchase of Property and Equipment         $(  578,463)     (  523,184)
        Acquisition of Intangible Assets                    -       (    1,265)
	Proceeds from Sale of Property, Plant and
                Equipment                              126,211          90,850
                                                       -------          ------
			Net Cash Provided (Used) by Investing
                          Activities               $(  452,252)    $(7,333,265)






         See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005



               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
               ------------------------------------------------





                                                      2006            2005
                                                      ----            ----

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from Exercise of Warrants                  -      $   467,000
        Proceeds from Bank Notes Payable                    -        7,000,000
        Payments on Bank Notes Payable             $(1,501,441)     (  201,455)
        Payment of Loan Costs                       (    7,500)     (   11,825)
                                                    ----------      ----------

           Net Cash Provided (Used) by Financing
             Activities                            $(1,508,941)    $ 7,253,720
                                                    ----------       ---------

           Net (Decrease) in Cash and Cash
             Equivalents                           $(  774,911)    $(1,368,703)

Cash and Cash Equivalents - Beginning of Year        1,225,768       2,594,471
                                                     ---------       ---------

Cash and Cash Equivalents - End of Year            $   450,857     $ 1,225,768
                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Cash Paid During the Year For:
           Interest, Net of Amounts Capitalized    $   451,796     $   192,223
                                                   ===========     ===========

        Income Taxes Paid                          $   420,098     $ 1,167,059
                                                   ===========     ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  AND INVESTING ACTIVITIES
	Issuance of Common Stock for Payment of
          Director Fees                            $     6,000             -
                                                   ===========     ===========
	Issuance of Common Stock under Price Protection
	  Provision in Acquisition Agreement for
                Simonsen Iron Works, Inc.          $        98             -
                                                   ===========     ===========

	Issuance of Common Stock for Acquisition of
                Simonsen Ironworks, Inc                     -      $ 8,000,000
                                                   ===========     ===========



         See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005



Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity and Principles of Consolidation - The consolidated financial statements include the accounts of Cycle Country Accessories Corp. (Cycle Country - Nevada) and its wholly-owned subsidiaries:

	Cycle Country Accessories Corp. (Cycle Country - Iowa)
	Perf-Form, Inc. (Perf-Form)
	Cycle Country Accessories Subsidiary Corp (Cycle Country
Sub)

Cycle Country - Nevada and Cycle Country Sub are Nevada corporations, while Cycle Country - Iowa and Perf-Form are Iowa corporations. The entities are collectively referred to as "the Company" for these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. During the year ended September 30, 2004, the operations of Perf-Form and Cycle Country Sub were merged into Cycle Country - Iowa, leaving corporate shells for those two subsidiaries. Effective October 1, 2005 Perf-Form, Inc.,(a Shell Corporation) was dissolved.

Business Acquisition
On April 29, 2005, Cycle Country Accessories Corporation and Subsidiaries acquired 100% of the common stock of Simonsen Iron Works, Inc., the Company's largest supplier. Simonsen is a fabricator of steel and metal parts, components and products for various manufacturers and businesses generally located within Iowa and the surrounding states. The total purchase price for Simonsen Iron Works, Inc. was $15,000,000; $7,000,000 was paid in cash and $8,000,000 was paid with shares of the Company's outstanding common stock.
 Acquisition costs of $24,060 were incurred. The business acquisition was recorded under the purchase method of accounting which requires the total consideration be allocated to the assets acquired and liabilities assumed based on their fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Accounting for Business Combinations". The excess purchase price over the fair value of the net tangible assets acquired of $4,848,446, was allocated to goodwill.

The results of operations of Simonsen Iron Works, Inc. have been included in the consolidated financial statements from April 29, 2005, the effective date of acquisition. The allocation of purchase price is summarized below:

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005






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
                                                ------------
                                                $ 15,000,000
                                                ============

As part of the purchase, Cycle Country was to issue 2,179,260 shares of its common stock to the former owners of Simonsen Iron Works, Inc., of which only 1,203,008 was issued and outstanding at September 30, 2005. The remaining common shares of 976,252 were issued on October 7, 2005, and were registered January 20, 2006.

The price of the shares was based on Cycle Country's average share price over 30 market days from May 30, 2005 to July 12, 2005 totaling approximately $3.67 per share. Had the shares been issued on May 4, 2005, with the original block of shares earnings per share ("EPS") at September 30, 2005, would be calculated as follows:

				Income  	Shares  	Per Share
        Basic EPS             (Numerator)     (Denominator)     Amount


 Income Available to Common
        Stockholders           $ 811,591        5,980,358      $ 0.14

 Effect of Dilutive Securities
        Warrants                                    3,268
                               ---------        ---------      ------
 Diluted EPS
        Income Available to Common
         Stockholders and Assumed
          Conversions          $ 811,591        5,983,626      $ 0.14
                               =========        =========      ======

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005




Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.) 	Nature of the Business - The Company is primarily engaged in
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

Revenue Recognition - The Company ships products to its customers predominantly by third party carriers and, to a lesser extent, by its own internal fleet. During the year ended September 30, 2005, the Company shipped products to its customers predominately by its internal fleet, and to a lesser extent, by third party carriers. The Company recognizes revenues from product sales when title to the products is passed to the customers and risk of loss transfers to an unrelated third party, which occurs at the point of destination for products shipped by the Company's internal fleet and at the point of shipping for products shipped by third-party carriers.

Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying consolidated statements of income. Royalty income earned in connection with the rights to sell a product developed by the Company is recognized when earned and included in non-operating income in the accompanying consolidated statements of income. Sales were recorded net of sales discounts and allowances. Sales discounts and allowances were approximately $477,000 and $419,000 in fiscal 2006 and 2005, respectively.

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005






Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Accounts Receivable - Trade credit is generally extended to
customers on a short-term basis. These receivables do not bear interest, although a finance charge may be applied to balances more than thirty days past due. Trade accounts receivable are carried on the books at their estimated collectible value.

Individual trade accounts receivable are periodically evaluated for collectibility based on past credit history and their current financial condition. Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible. While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts. The allowance for doubtful accounts of $10,000 at September 30, 2006 and 2005, reflects management's best estimate of future uncollectible accounts.

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Property, Plant, and Equipment - 	Routine maintenance and
repairs are charged to expense as incurred. Major replacements and improvements are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and gains or losses from dispositions are credited or charged to income.

Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's March
11, 2002, acquisition of Perf-Form and the Company's April
29, 2005, acquisition of Simonsen Iron Works, Inc., is being accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. The Company has reviewed the goodwill recorded at September 30, 2006 and 2005, and found no impairment.

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Investment in Golden Rule (Bermuda) Ltd. - The investment
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

Accrued Warranty Expense                      2006           2005

    Balance - Beginning of Period         $ 45,000        $ 45,000
    Warranty Claims Accrued                 23,788          28,000
    Warranty Claims Settled                (23,788)        (28,000)
                                           -------         -------

    Balance - End of Period               $ 45,000        $ 45,000
                                          ========        ========

Distributor Rebate Payable - The Company offers an annual rebate program (the "Program") for its ATV accessory distributors. The Program provides for a 7% rebate on purchases of certain eligible products during the Program period if certain pre-determined cumulative purchase levels are obtained. The Program rebate is "paid" to the applicable distributors as a credit against future purchases of the Company's products. The Program rebate liability is calculated and recognized as eligible products are sold based upon factors surrounding the activity and prior experience of specific distributors and is included in accrued expenses in the accompanying consolidated balance sheets. The distributor rebate expense totaled approximately $449,000 and $523,000 in fiscal 2006 and 2005, respectively and is recorded as a reduction of sales in the accompanying consolidated financial statements.

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.) 	Earnings Per Share - Basic earnings per share ("EPS") is
calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted
EPS is computed in a manner consistent with that of basic
EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended September 30, 2006 and 2005:

                                              For the Year Ended
                                              September 30, 2006
                                              ------------------
                                  Income           Shares        Per-Share
                                (Numerator)     (Denominator)    Amount
Basic EPS
  Income Available to Common
    Stockholders                $ 611,794       7,271,966       $ 0.08

Effect of Dilutive Securities
   Warrants                                            -
                                ---------       ---------
Diluted EPS
   Income Available to Common
    Stockholders and Assumed
     Conversions                $ 611,794       7,271,966       $ 0.08
                                =========       =========       ======

                                              For the Year Ended
                                              September 30, 2005
                                  Income           Shares        Per-Share
                                (Numerator)     (Denominator)    Amount

Basic EPS
  Income Available to Common
    Stockholders                $ 811,591        5,574,838      $ 0.15

Effect of Dilutive Securities
  Warrants                                           3,268
                                ---------        ---------
Diluted EPS
  Income Available to Common
   Stockholders and Assumed
    Conversions                 $ 811,591        5,578,106      $ 0.15
                                =========        =========      ======

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005




Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.) 	Advertising - Advertising consists primarily of television,
videos, newspaper and magazine advertisements, product brochures and catalogs, and trade shows. All costs are expensed as incurred or when first utilized. Advertising expense totaled approximately $532,000 and $346,000 in fiscal
2006 and 2005, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

Research and Development Costs - Research and development costs are expensed as incurred. Research and development costs incurred during fiscal 2006 and 2005 totaled approximately $166,000 and $120,000, respectively. For the years ended September 30, 2006 and 2005, costs were included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs totaled approximately $186,000 and $210,000 in fiscal 2006 and 2005, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

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

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. At various times throughout fiscal 2006 and 2005 and at September 30, 2006 and 2005, cash balances held at a financial institution were in excess of federally insured limits.

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Seasonality and Weather - The ATV accessories market is
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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005




Note 3  -  INVENTORIES
The components of inventories at September 30 are summarized as follows:
                                                    2006            2005

		Raw Materials   		$ 2,177,654	$ 2,241,919
                Work in Progress                    432,665         679,560
                Finished Goods                    2,502,859       2,137,505
                Inventory Reserve                (   23,139)     (   67,188)
                                                 ----------      ----------
                     Total Inventories          $ 5,090,039     $ 4,991,796
                                                ===========     ===========


General and administrative costs included in finished goods inventory at September 30, 2006 and 2005 were $526,326 and $338,793 respectively. Total General and administrative costs included in cost of goods sold for the year ending September 30, 2006 and 2005 were $1,827,204 and $1,364,978, respectively.


Note 4  -  PREPAID EXPENSES AND OTHER
	Prepaid expenses and other at September 30 consisted of the
following:
                                                    2006            2005

		Prepaid Insurance   		$   157,792	$    98,331
                Prepaid Lease                         9,261          14,554
                Prepaid Promotion                    10,000              -
                Prepaid Stock Exchange Fee            7,917           5,000
                Other                                 4,874           5,057
                                                      -----           -----
		     Total Prepaid Expenses and
                       Other                    $   189,844     $   122,942
                                                ===========     ===========


Note 5  -  ACQUIRED INTANGIBLE ASSETS
	Acquired intangible assets consist of the following:

                                                 As of September 30, 2006
                                                 ------------------------
				Weighted-
				Average   	Gross
				Amortization	Carrying	Accumulated
				   Period   	 Amount 	Amortization
Amortized Intangible Assets
  Covenant Not to Compete
    Agreements                        5        $  78,000       $ 71,234
  Patents                         12.67           63,760         24,293
                                               ---------       --------

                                               $ 141,760       $ 95,527
                                               =========       ========
Unamortized Intangible Assets
  Trademarks                                     110,800
                                                 -------
       Total Acquired Intangible
         Assets                                $ 252,560
                                               =========

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005




Note 5  -  ACQUIRED INTANGIBLE ASSETS
(Cont.)                                          As of September 30, 2005
                                                 ------------------------
				Weighted-
				Average   	Gross
				Amortization	Carrying 	Accumulated
				   Period   	 Amount  	Amortization

Amortized Intangible Assets
  Covenant Not to Compete
    Agreements                         5       $  78,000         $ 55,633
  Patents                          12.67          66,846           19,008
                                               ---------
                                               $ 144,846         $ 74,641
                                                                 ========
Unamortized Intangible Assets
  Trademarks                                     110,800
                                               ---------
       Total Acquired Intangible
         Assets                                $ 255,646
                                               =========

Amortization expense totaled $21,230 and $21,254 during fiscal
2006 and 2005, respectively.

	The estimated future amortization expense for each of the five succeeding years is as follows:

	  Years Ending September 30,
		         2007   		$     12,274
		         2008   		$      5,507
		         2009   		$      5,507
		         2010   		$      5,507
		         2011   		$      5,507

Note 6  -  PROPERTY, PLANT AND EQUIPMENT
	Property, plant, and equipment, their estimated useful
lives, and related accumulated depreciation at September
30, are summarized as follows:
				Range of
				Lives in
                                 Years          2006              2005
                                --------        ----              ----
      Land                         -          $    499,820    $    499,820
      Land Improvements         15 - 20            168,580         153,471
      Building                  15 - 40          7,385,027       7,367,707
      Plant Equipment              7             6,797,290       6,802,971
      Pooling and Dies             7               768,720         690,217
      Vehicles                   3 - 7             569,196         779,969
      Office Equipment           3 - 7             643,828         528,588
      Construction in Progress     -               167,910         141,271
                                              ------------    ------------
                                              $ 17,000,371    $ 16,964,014

      Less:  Accumulated Depreciation          ( 3,544,519)    ( 3,019,446)
                                              ------------    ------------
                                              $ 13,455,852    $ 13,944,568
                                              ============    ============

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005




Note 7  -  OTHER ASSETS
The components of other assets at September 30 are
summarized as follows:
                                            2006            2005

Unamortized Loan Costs                  $  16,396       $  11,121
Investment in Golden Rule (Bermuda),
  Ltd.                                     25,000          25,000
Cash Surrender Value of Life
  Insurance                                    -          108,289
                                        ---------       ---------

           Total Other Assets           $  41,396       $ 144,410
                                        =========       =========


Note 8  -  ACCRUED EXPENSES
The components of accrued expenses at September 30, are
summarized as follows:
                                            2006            2005

Distributor Rebate Payable              $ 214,904       $ 280,388
Accrued Salaries and Related
  Benefits                                223,275         293,585
Accrued Warranty Expense                   45,000          45,000
Accrued Real Estate Tax                   105,629          94,328
Accrued Royalty Expense                     8,119           4,990
Accrued Insurance Expense                      -           44,047
Accrued Interest                            5,352           6,527
Accrued Director Fees                       8,000           6,500
                                        ---------       ---------
           Total Accrued Expenses       $ 610,279       $ 775,365
                                        =========       =========

Note 9  -  BANK NOTES PAYABLE
On April 29, 2005, the Company and its commercial lender amended the original secured credit agreement dated August
21, 2001. Under the terms of the amended secured credit agreement, the Company entered into a note payable for $4,000,000 ("Note One") and a second note payable for $3,000,000 ("Note Two") with the commercial lender. The
Notes are collateralized by all of the Company's assets, were payable in monthly installments from May 2005 until April 2020 for Note One and until April 2012 for Note Two, which included principal and interest at prime + 0.50%
(8.25% at April 27, 2006) for Note One and principal and interest at prime + 0.50% (8.25% at April 27, 2006) for
Note Two, with a final payment upon maturity on April 25, 2020 for Note One and April 25, 2012 for Note Two. The variable interest rate could never exceed 9.0% or be lower than 5.0% for either note. The monthly payment was $34,297 and $44,186 for Note One and Note Two, respectively, and was applied to interest first based on the interest rate in effect, with the balance applied to principal. The interest rate was adjusted daily.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005






Note 9  -  BANK NOTES PAYABLE
(Cont.)	On April 28, 2006, the Company and its commercial lender
again amended the original secured credit agreement dated
August 21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two discussed above were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018 for Note One and until April 2011 for Note Two, which include principal and interest (7.375% as of September 30, 2006) for Note One and principal and interest (7.375% as of September 30, 2006) for Note Two, with a final payment upon maturity on April 25, 2018, for Note One and April 25, 2011, for Note Two.

The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At September 30,
2006 and 2005, $3,287,224 and $3,938,253, respectively,
were outstanding for Note One and $2,009,880 and $2,860,292, respectively, were outstanding for Note Two.

Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

Aggregate maturities of bank notes payable at September 30, 2006, are as follows:

	  Years Ending December 31,
		         2007   		$   579,485
		         2008   		$   623,697
		         2009   		$   671,282
		         2010   		$   722,497
		         2011   		$   511,194
		         Thereafter   		$ 2,188,949

On January 1, 2005, the Company and its commercial lender amended the original secured credit agreement dated August
21, 2001. Under the terms of the amended secured credit agreement, the Company had a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bore interest at prime plus 0.75% (8.5% at April 27, 2006) and was collateralized by all of the Company's assets. The variable interest rate could never exceed 10% or be lower than 5.25%. The Line of Credit was to mature on December
31, 2006.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005






Note  9 -  BANK NOTES PAYABLE
(Cont.)	On April 28, 2006, the Company and its commercial lender
amended the original secured credit agreement dated August
21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (8.75% at September 30, 2006) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31,
2008. At September 30, 2006 and 2005, no balance was outstanding on the Line of Credit.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At September
30, 2006 and 2005, the Company met its financial ratio requirements.


Note 10 -  INCOME TAXES
	The provisions for income taxes for the years ended
	September 30, 2006 and 2005, consist of the following:

                                                     2006           2005
		Current Tax Provision
                ---------------------
                  Federal                       $   283,776     $   368,762
                  State                               6,348           6,462
                                                -----------     -----------

                                                $   290,124     $   375,224

		Deferred Tax Provision
                ----------------------
                  Federal                        (   69,041)        135,486
                                                 ----------         -------
                    Total Income Tax Provision  $   221,083     $   510,710
                                                ===========     ===========

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005



Note 10 -  INCOME TAXES
(Cont.)	Deferred Tax Assets and Liabilities at September 30, are
comprised of the following:

                                        2006           2005
Deferred Tax Assets
  Inventory Reserve                $     7,867     $    18,975
    Inventory Commitment Reserve        24,861
  Accrued Vacation                      43,217          52,711
  Accrued Warranty                      15,300          15,300
  Accrued Bonus                          8,764          16,496
  Allowance for Uncollectible 8,764
                    Accounts             3,400           3,400
                                   -----------     -----------

           Total Deferred Assets   $   103,409     $   106,882

Deferred Tax Liability
  Property and Equipment            (2,505,067)     (2,577,581)
                                    ----------      ----------

  Net Deferred Tax (Liability)      (2,401,658)    $(2,470,699)
                                    ==========     ===========

 	These amounts are included in the accompanying consolidated balance sheets at September 30, under the following captions:

                                        2006           2005

Current Assets                     $   103,409     $   106,882
Long-Term Liabilities               (2,505,067)     (2,577,581)
                                   -----------     -----------

Net Deferred Tax (Liability)       $(2,401,658)    $(2,470,699)
                                   ===========     ===========


No valuation allowance has been provided for the deferred tax assets at September 30, 2006 or 2005, as full realization of these assets is more likely than not.

A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate for the year ended September 30, 2006 and 2005, is as follows:

                                                   2006         2005

                Federal Statutory Tax         $   283,178     $   449,582
                M-1 Items                      (   70,846)         54,465
                Nondeductible Expenses              4,561           2,398
		State and Local Income Taxes, Net of
                  Federal Tax Benefit               4,190           4,265
                                              -----------     -----------

                   Total Income Tax Provision $   221,083     $   510,710
                                              ===========     ===========

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005





Note 11 -  STOCKHOLDERS' EQUITY

Common Stock - The Company has 100,000,000 shares of
$0.0001 par value common stock authorized and 7,287,508 and 6,309,180 shares issued and outstanding at September 30, 2006 and 2005, respectively. Of the 7,287,508 shares of common stock outstanding, 40,000 of these shares of common stock have warrants attached which entitle the holder to purchase one share of common stock per warrant at $4.00 per share. These warrants expire in 2010.

The Company has the right, under certain circumstances, to redeem any unexercised warrants at $0.0001 per share.
During the year ended September 30, 2006, the Company did not redeem any warrants, nor were any warrants exercised.

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized with no shares outstanding at September 30, 2006 and 2005, respectively. The Board of
Directors is authorized to adopt resolutions providing for the issuance of preferred shares and the establishment of preferences and rights pertaining to the shares being issued, including dividend rates.

In the event of any dissolution or liquidation of the Company, whether voluntary or involuntary, the holders of shares of preferred stock described above will be paid the full amounts they are entitled to receive before any holders of common stock are entitled to receive, pro rata, any remaining assets of the Company available for distribution to its stockholders.

Registration Statement - On June 14, 2005, the Company filed a Registration Statement on Form S-3 with the SEC to register a total of 2,000,000 shares of common stock. On
October 11, 2005, the Company formally withdrew this Registration Statement on Form RW based on various conferences with SEC staff, who asked that the Company resubmit the Registration Statement on Form SB-2.

On January 20, 2006, the Company filed a Registration
Statement on Form SB-2 with the SEC to register a total of 2,179,260 shares of common stock. All 2,179,260 shares of common stock were offered by selling shareholders. The
Registration Statement on Form SB-2 was declared effective by the SEC on January 20, 2006.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005





Note 12 -  NON-OPERATING INCOME (EXPENSE)
Non-Operating income (expense) for the years ended
September 30, 2006 and 2005, consisted of the following:

                                2006           2005
	Income
        ------
   Gain on Sale of Equipment         -       $  62,981
   Interest                   $  27,036         23,690
   Other                          5,000         20,696
                              ---------      ---------
      Total Income            $  32,036      $ 107,367


                                2006           2005
	Expense
        -------
   Loss on Sale & Disposal of
     Equipment                $(115,562)            -
   Interest                    (450,620)     $(198,750)
                              ---------      ---------

   Total Expense              $(566,182)     $(198,750)
                              ---------      ---------

      Total Non-Operating Expense,
        Net                   $(534,146)     $( 91,383)
                              =========      =========


Note 13 -  PENSION AND PROFIT SHARING PLAN
Effective March 1, 2004, the Company established a 401(K)
Retirement Savings Plan, which allows qualified employees to defer the maximum portion of their earnings allowed by law. The plan also allows discretionary and matching contributions from the Company. The Company matches 25% of the employee contribution, up to a max contribution of 1% of the employees compensation. Company contributions to the plan totaled approximately $22,000 and $14,000 for the years ended September 30, 2006 and 2005, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005





Note 14 -  BUSINESS CONCENTRATIONS
At September 30, 2006, customers with the two largest outstanding accounts receivable balances totaled approximately $769,800 or 42% of the gross accounts receivable. At September 30, 2006, the outstanding accounts receivable balances of customers that exceeded 10% of gross accounts receivable are as follows:

                                                Percent
                                                of Gross
				Accounts 	Accounts
                Customer        Receivable      Receivable
                --------        ----------      ----------

                   A            $ 515,725       28 %
                   B            $ 254,038       14 %


At September 30, 2005, customers with the two largest outstanding accounts receivable balances totaled approximately $531,587 or 27% of the gross accounts receivable. At September 30, 2005, the outstanding accounts receivable balances of customers that exceeded 10% of gross accounts receivable are as follows:

                                                Percent
                                                of Gross
                                Accounts        Accounts
                Customer        Receivable      Receivable

                   A            $ 316,568       16 %
                   B            $ 215,019       11 %


Sales to the Company's major customers, which exceeded 10% of net sales, accounted for approximately 21% and 12% each of net sales in fiscal 2006 and approximately 18% and 11% each of net sales in fiscal 2005.

The Company believes it has adequate sources for the supply of raw materials and components for its production requirements. The Company's suppliers are located primarily in the states of Iowa, Nebraska, and South
Dakota. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers for critical components. During fiscal 2006, the Company purchased approximately $932,000 of raw materials from one vendor, which represented approximately 14% of materials used in products sold during the year.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005





Note 15 -  SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts and allowances are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend
Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf cars and light-duty trailers. Weekend
Warrior, previously Lawn and Garden, is engaged in the design, assembly, and sale of utility vehicle accessories that include lawnmowers, spreaders, sprayers, tillage equipment, and soft goods. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in Note
1. Sales of snowplow blades comprised approximately 68% and 62% of ATV Accessories revenues during fiscal 2006 and fiscal 2005, respectively. Sales of snowplow blades comprised approximately 51% and 56% of the Company's consolidated total revenues during fiscal 2006 and fiscal
2005, respectively. ATV Accessories sales comprised approximately 74% and 86% the Company's consolidated total revenues during fiscal 2006 and fiscal 2005, respectively.
 Contract Manufacturing sales comprised approximately 11% and 4% of the Company's consolidated total revenues during fiscal 2006 and 2005, respectively. While Plastic Wheel
Covers sales comprised approximately 10% and 8% of the Company's consolidated total revenues during fiscal year
2006 and 2005, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005



Note 15 -  SEGMENT INFORMATION
(Cont.)	The following is a summary of certain financial information
related to the four segments:
                                                      2006          2005
	Total Revenues by Segment
		ATV Accessories   		$ 12,396,341	$ 14,950,386
                Plastic Wheel Covers               1,777,953       1,461,196
                Contract Manufacturing             1,834,814         719,865
                Weekend Warrior                      814,325         340,363
                                                ------------    ------------

                     Total Revenues by Segment  $ 16,823,433    $ 17,471,810

        Freight Income                               117,497         128,374
        Sales Discounts and Allowances           (   476,716)    (   418,721)

                     Total Combined Revenue     $ 16,464,214    $ 17,181,463

                                                      2006          2005
	Operating Profit by Segment
		ATV Accessories   		$  6,488,104	$  6,015,296
                Plastic Wheel Covers                 725,678         616,239
                Contract Manufacturing               723,707         213,365
                Weekend Warrior                      323,172         144,478
                Freight Income                       117,497         128,374
                Sales Allowances                 (   476,716)    (   418,721)
                Factory Overhead                 ( 1,827,204)    ( 1,364,978)
		Selling, General and
                  Administrative                 ( 4,707,215)    ( 3,920,370)
                Interest Income (Expense), Net   (   423,584)    (   175,060)
                Other Income (Expense), Net      (   110,562)         83,677
                Income Tax Expense               (   221,083)    (   510,710)
                                                ------------    ------------
		     Net Income   		$    611,794	$    811,591
                                                ============    ============

To facilitate comparison, contract manufacturing revenue and cost of goods sold for the last five months of fiscal
2005 were reclassed from the ATV Accessories business segment in the amount of $719,865 and $506,500, respectively.

	Identifiable Assets
		ATV Accessories   		$ 18,233,784	$ 21,845,814
                Plastic Wheel Covers                 791,944         668,816
                Contract Manufacturing             2,172,084              -
                Weekend Warrior                    1,590,669         730,577
                                                ------------    ------------
                     Total Identifiable Assets  $ 22,788,481    $ 23,245,207

        Corporate and Other Assets                 3,690,469       4,455,838
                                                ------------    ------------
		     Total Assets   		$ 26,478,950	$ 27,701,045
                                                ============    ============

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005


Note 15 -  SEGMENT INFORMATION
(Cont.)
	Depreciation by Segment
		ATV Accessories   		$    410,818	$    273,253
                Plastic Wheel Covers                  92,745         107,052
                Contract Manufacturing                79,360              -
                Weekend Warrior                       35,084           6,742
                Corporate and Other                  211,479         157,555
                                                ------------    ------------
                     Total Depreciation         $    829,486    $    544,602
                                                ============    ============

	Capital Expenditures by Segment
                ATV Accessories                 $    205,231    $  9,760,979
                Plastic Wheel Covers                  89,964          47,650
                Contract Manufacturing                18,703              -
                Weekend Warrior                       18,407         230,477
                Corporate and Other                  246,158       1,576,720
                                                ------------    ------------
                     Total Capital Expenditures $    578,463    $ 11,615,826
                                                ============    ============

The following is a summary of the Company's revenue in different geographic areas during the years ended September
30, 2006 and 2005:

                                                     2006           2005

		United States   		$ 14,586,031	$ 15,104,917
                Other Countries                    1,878,183       2,076,546
                                                ------------    ------------
		     Total Revenue   		$ 16,464,214	$ 17,181,463
                                                ============    ============


As of September 30, 2006 and 2005, all of the Company's long-lived assets are located in the United States of America. During fiscal 2006 and 2005, ATV Accessories had sales to individual customers which exceeded 10% of total revenues, as described in Note 14. Plastic Wheel Covers,
Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of total revenues during fiscal 2006 and 2005.


Note 16 -  COMMITMENTS AND CONTINGENCIES
Letters of Credit - Letters of credit are purchase guarantees that ensure the Company's payment to third parties in accordance with specified terms and conditions which amounted to approximately $188,400 and $136,000, as of September 30, 2006 and 2005, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005


Note 16 -  COMMITMENTS AND CONTINGENCIES
(Cont.)	The Company entered into an employment agreement with their
President, effective September 11, 2006 for a period of three years. The agreement contains automatic three year extentions and calls for an annual salary plus bonus equal to three percent (3%) of the Companies pre-tax net income growth over the average pre-tax net income of a three year base (fiscal 2004, 2005 and 2006) beginning in fiscal 2007.
 The agreement provides for $100,000 in restricted Company common stock with 25% issued upon the first day of employment and 25% issued each anniversary date for the next three years as an employment bonus. The value of the entire restricted stock award was determined by the closing price on the Presidents first day of employment. The agreement also provides for standard benefits such as health insurance coverage, 401(K) retirement savings plan, sick and vacation time, and cafeteria plan.


Note 17 -  LEGAL PROCEEDINGS
Prior to the merger, Simonsen Iron Works Inc. was named a defendant in a wage discrimination lawsuit filed by Lori
Christenson in the Iowa District Court in and for Clay
County, IA (Case No. LACV 25639) that was filed on November
13, 2003. The suit was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge.
Upon a motion for summary judgment sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of Fiscal 2005. At that time the court allowed the retaliatory discharge claim but Simonsen subsequently filed a motion to reconsider and dismiss this charge as well. During the first quarter of Fiscal 2006 the court ruled on this motion to reconsider and denied the motion, the remaining portion of the case is presently set to go to trial in early calendar 2007. Simonsen, and now the Company, have contested the case vigorously and do not expect its outcome to have a material impact on its financial position.

                          SUPPLEMENTARY INFORMATION

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION





To the Board of Directors
  of Cycle Country
  Accessories Corp. and Subsidiaries
Milford, Iowa


Our report on the consolidated financial statements of Cycle Country Accessories Corp. and Subsidiaries for the years ended September 30, 2006 and 2005, appears on page 1. The audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information in Schedules 1 and 2 pertaining to fiscal 2006 and 2005 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended September 30, 2006 and 2005, taken as a whole.



                                         /s/ Henjes, Conner & Williams, P.C.
                                         Certified Public Accountants


Sioux City, Iowa
November 17, 2006

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES	SCHEDULE 1

CONSOLIDATED SCHEDULE OF GROSS PROFIT

FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005





                                              2006                      2005
                                              ----                      ----
                                                      % of                        % of
                                       Amount       Revenue      Amount          Revenue
                                       ------       -------      ------          -------

TOTAL NET SALES                     $ 16,464,214      100.0 %     $ 17,181,463    100.0 %

DIRECT MANUFACTURING COSTS
        Materials Purchased         $  6,821,355       41.4 %     $  9,287,646     54.1 %
        Salaries - Direct              1,621,395        9.9 %        1,175,565      6.8 %
        Royalty                          119,753         .7 %           18,617       .1 %
        Other                                269          -                603       -
                                    ------------       ----       ------------     ----
                                    $  8,562,772       52.0 %
FACTORY OVERHEAD
        Salaries - Administrative        246,524       15.0 %     $    134,464       .8 %
        Salaries - Other                  96,412         .6            108,325       .6
        Salaries - Officers               96,272         .6             46,826       .3
	Depreciation and
                Amortization             185,781        1.2            201,522      1.2
        Freight                          149,605         .9            131,708       .8
        Insurance                        143,652         .9            164,522      1.0
        Payroll Taxes                     88,198         .5             83,799       .5
        Repair and Maintenance           167,047        1.0            123,841       .7
        Utilities                        252,077        1.6            119,850       .7
        Employee Health Insurance         83,066         .5             62,735       .4
        Other Production Costs            56,231         .3             41,428       .2
        Legal and Accounting              16,305         .1             18,682       .1
        Real Estate Taxes                 99,975         .6             53,867       .3
        Instruction Supplies               6,382         -               4,104       -
	Office and Shipping Supplies
                and Postage               17,769         .1             12,390       .1
        Shop Supplies                     66,277         .4             37,186       .2
        Contract Labor                    55,631         .3             19,729       .1
                                    ------------       ----       ------------     ----
                   Total Factory
                      Overhead      $  1,827,204       11.8 %     $  1,364,978      8.0 %
                                    ------------       ----       ------------     ----

                   Total Cost of Goods
                      Sold          $ 10,389,976       63.1 %     $ 11,847,409     69.0 %
                                    ------------       ----       ------------     ----

                   Gross Profit     $  6,074,238       36.9 %     $  5,334,054     31.0 %
                                    ============       ====       ============     ====






                  See the Accompanying Independent Auditors'
                     Report on Supplementary Information

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES	SCHEDULE 2

CONSOLIDATED SCHEDULE OF SELLING, GENERAL
       AND ADMINISTRATIVE EXPENSES

FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005






                                              2006                      2005
                                              ----                      ----
                                                      % of                        % of
                                       Amount       Revenue      Amount          Revenue
                                       ------       -------      ------          -------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
        Salaries - Administrative   $   448,619       2.7 %   $   419,209        2.4 %
        Salaries - Officers             509,287       3.1         327,506        1.9
        Salaries - Shipping             218,866       1.3         226,073        1.3
	Salaries - Research and
                Development             155,130        .9         108,244         .6
        Advertising                     531,503       3.2         346,320        2.0
        Shipping and Handling Costs     185,613       1.2         209,648        1.2
        Legal and Accounting            146,741        .9         168,140        1.0
	Depreciation and
                Amortization            664,935       4.0         364,334        2.1
        Insurance                       267,752       1.6         304,505        1.8
	Office and Shipping Supplies
                and Postage             120,191        .7         101,751         .6
        Fuel and Fuel Tax                74,192        .5         126,214         .7
        Commissions                     110,352        .7         133,111         .8
	Payroll Taxes and Other
                Employee Benefits       215,511       1.3         136,984         .8
        Retirement Plan Contribution     21,597        .1          14,094         .1
        Other Professional Fees         338,286       2.1         361,570        2.1
        Repairs and Maintenance          30,995        .2          75,550         .4
        Employee Health Insurance       289,521       1.8         131,006         .8
        Telephone                        35,970        .2          39,100         .2
        Travel                           40,770        .2          35,168         .2
        Warranty                         23,788        .2          28,340         .2
        Show Expense                     31,138        .2          48,819         .3
        Research and Development         10,806        .1          12,087         .1
        Real Estate Tax                  42,757        .2          30,616         .2
        Shop Supplies                    41,972        .2          30,454         .2
        License and Fees                 16,153        .1          23,049         .1
        Utilities                        24,000        .2          24,000         .1
        Bonuses - Officers               25,775        .2          48,517         .3
        Meals and Entertainment          20,371        .1          14,108         .1
        Contract Labor                   13,067        .1           7,137         -
        Contributions                    12,931        .1          10,379         .1
        Promotions                        1,919        -           11,409         .1
        Continuing Education              4,572        -            4,054         -
        Bad Debts (Recovery)              9,094        .1      (    1,841)        -
        Director Fees                     7,500        -               -          -
        Lease Expense                     5,292        -               -          -
        Miscellaneous                    10,249        .1             715         -
                                    -----------      ----      ----------       ----
           Total Selling, General
             and Administrative
              Expenses              $ 4,707,215      28.6 %   $ 3,920,370       22.8 %
                                    ===========      ====     ===========       ====

                 Seee the Accompanying Independent Auditors'
                    Report on Supplementary Information

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 29, 2006.

                              CYCLE COUNTRY ACCESSORIES CORP.

                              By:     /s/ Randy Kempf
                                 ----------------------------------
                                          Randy Kempf
                                     Principal Executive Officer and
                                     President


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 2006.

By:	/s/ Randy Kempf		Principal Executive Officer and
    -------------------------
        Randy Kempf             President

By:     /s/ David Davis         Principal Financial Officer and
    -------------------------
	David Davis		Principal Accounting Officer


By:	/s/ F.L. Miller		Director
    -------------------------
	F.L. Miller

By:	/s/ Jim Danbom		Director
    -------------------------
	Jim Danbom

By:     /s/ Rod Simonson        Director
    -------------------------
	Rod Simonson

By:	/s/ Alan Bailey		Director
    -------------------------
	Alan Bailey

By:	/s/ John Gault		Director
    -------------------------
	John Gault

By:	/s/ Jan Danbom		Director
    -------------------------
	Jan Danbom