Form 10QSB
period 2006-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2007-02-14
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-QSB

         (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006


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


                     1701 38th Ave W, Spencer, Iowa 51301
---------------------------------------------------------------------
(Address of principal executive offices)


                                (712) 262-4191
---------------------------------------------------------------------
                         (Issuer's telephone number)

                      2188 Hwy 86, Milford, Iowa 51351
---------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of February 5, 2006 was 7,350,008 and there were 616 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [
] No [X]

Cycle Country Accessories Corp. Index to Form 10-QSB

Part 1   Financial Information                                            Page
                                                                          ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - December 31, 2006..........2


         Condensed Consolidated Statements of Income - Three Months Ended
         December 31, 2006 and 2005........................................3


         Condensed Consolidated Statements of Cash Flows - Three Months
         Ended December 31, 2006 and 2005..................................4


         Notes to Condensed Consolidated Financial Statements..............6



Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................9


Item 3.  Controls and Procedures .........................................15


Part II  Other Information


Item 1.  Legal Proceedings................................................16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......16

Item 3. Defaults Upon Senior Securities...................................16

Item 4. Submission of Matters to a Vote of Security Holders...............16

Item 5.  Other Information................................................16

Item 6.  Exhibits ........................................................17


Signatures................................................................18

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
December 31, 2006
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                      $   1,771,388
   Accounts receivable, net                                           1,980,888
   Inventories                                                        4,698,969
   Income taxes receivable                                               61,821
   Deferred income taxes                                                103,409
   Prepaid expenses and other                                           147,950
                                                                 --------------
            Total current assets                                      8,764,425
                                                                 --------------

Property, plant, and equipment, net                                  13,287,586
Intangible assets, net                                                  156,998
Goodwill                                                              4,890,146
Other assets                                                             40,653
                                                                 --------------
            Total assets                                          $  27,139,808
                                                                 ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                              $     425,539
    Accrued interest payable                                              5,210
    Accrued expenses                                                    820,794
    Current portion of bank notes payable                               590,235
                                                                 --------------
           Total current liabilities                                  1,841,778
                                                                 --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                          4,566,738
    Deferred income taxes                                             2,505,067
                                                                 --------------
                  Total liabilities                                   8,913,583
                                                                 --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                           -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,350,008 shares issued and outstanding                  735
    Additional paid-in capital                                       14,495,034
    Retained earnings                                                 3,730,456
                                                                 --------------
           Total stockholders' equity                                18,226,225
                                                                 --------------
Total liabilities and stockholders' equity                        $  27,139,808
                                                                 ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                              Three Months Ended December 31,
                                               2006                  2005
                                          --------------        -------------
                                           (Unaudited)           (Unaudited)
Revenues:
 Net sales                                $   4,641,757         $  5,464,788
 Freight income                                  24,403               36,720
                                          --------------        -------------
       Total revenues                         4,666,160            5,501,508
                                          --------------        -------------
Cost of goods sold                           (3,032,718)          (3,280,111)
                                          --------------        -------------
       Gross profit                           1,633,442            2,221,397
                                          --------------        -------------
Selling, general, and administrative
   expenses                                  (1,030,638)          (1,312,641)
                                          --------------        -------------
      Income from operations                    602,804              908,756
                                          --------------        -------------
Other Income (Expense):
  Interest expense                              (98,220)            (128,522)
  Interest income                                11,121                9,902
  Miscellaneous                                  26,353               22,267
                                          --------------       --------------
      Total other income (expense)              (60,746)             (96,353)
                                          --------------       --------------
      Income before provision for
         income taxes                           542,058              812,403
                                          --------------       --------------
Provision for income taxes                     (173,454)            (288,403)
                                          --------------       --------------
      Net income                                368,604              524,000
                                          ==============       ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      7,336,546            7,225,579
                                          ==============       ==============
   Diluted                                    7,336,546            7,225,579
                                          ==============       ==============
Earnings per common share:
   Basic                                  $        0.05           $     0.07
                                          ==============       ==============
   Diluted                                $        0.05           $     0.07
                                          ==============       ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                              Three Months Ended December 31,
                                               2006                  2005
                                          --------------        --------------
                                           (Unaudited)           (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     368,604         $     524,000
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           202,319               208,185
         Amortization                             4,605                 5,351
         Inventory reserve                        9,000                 2,667
         Gain on sale of equipment              (23,493)              (22,235)
         (Increase) decrease in assets:
            Accounts receivable, net           (115,789)              104,099
            Inventories                         382,070               720,750
            Taxes receivable                    173,454               167,576
            Prepaid expenses and other          130,568                69,150
         Increase (decrease) in liabilities:
            Accounts payable                     99,162                17,869
            Accrued expenses                    240,866               211,155
            Income taxes payable                    -                 120,827
            Accrued interest payable               (143)                1,446
                                          --------------        --------------
Net cash provided by
      operating activities                    1,471,223             2,130,840
                                          --------------        --------------

Cash Flows from Investing Activities:
   Purchase of equipment                        (50,238)             (134,519)
   Proceeds from sale of equipment               39,677                31,150
                                          --------------        --------------
Net cash used in investing activities           (10,561)             (103,369)
                                          --------------        --------------

Cash Flows from Financing Activities:
   Payments on bank notes payable              (140,131)             (108,795)
                                          --------------        --------------
Net cash used in
      financing activities                     (140,131)             (108,795)
                                          --------------        --------------

Net increase in cash and
   cash equivalents                           1,320,531             1,918,676

Cash and cash equivalents, beginning of
   period                                       450,857             1,225,768
                                          --------------        --------------

Cash and cash equivalents, end of
   period                                 $   1,771,388         $   3,144,444
                                          ==============        ==============


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                              Three Months Ended December 31,
                                               2006               2005
                                          --------------     --------------
                                           (Unaudited)        (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                             $      98,362      $    127,076
                                           ==============    ==============

      Income taxes                         $         -        $        -
                                           ==============    ==============

Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock for
     payment of CEO bonus                  $      25,000      $        -
                                           ==============     =============

   Issuance of common stock for payment
     of consultant fees                    $      92,500      $        -
                                           ==============     =============

   Issuance of common stock for
     payment of director fees              $         -        $      6,000
                                           =============     ==============
   Issuance of common stock under
     price protection provision in
     acquisition agreement for
     Simonsen Iron Works, Inc.            $         -         $        -   (1)
                                          ==============     ==============


(1)	resulted in reclassifying par value of the additional shares issued to common stock account from additional paid in capital account only.



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006 and 2005
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three-months ended December 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2006 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at December 31, 2006 are summarized as follows:

             Raw materials                              $   2,312,735
             Work in progress                                 436,213
             Finished goods                                 1,950,021
                                                        --------------
                Total inventories                       $   4,698,969
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


4.   Accrued Expenses:

The major components of accrued expenses at December 31, 2006 are summarized as follows:

             Distributor rebate payable                 $     374,888
             Accrued salaries and related benefits            241,284
             Accrued warranty expense                          45,000
             Accrued real estate tax                          139,340
             Royalties payable                                 10,282
             Accrued director fees                             10,000
                                                        --------------
                Total accrued expenses                  $     820,794
                                                        ==============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006 and 2005
(Unaudited)


5.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2006 and 2005:

                                                For the three months
                                                ended December 31, 2006
                                                --------------------------------------
                                                Income        Shares        Per-share
                                              (numerator)   (denominator)     amount
                                           -------------------------------------------

Basic EPS
Income available to common stockholders       $    368,604     7,336,546    $      0.05
                                                                                ========
Effect of Dilutive Securities
Warrants                                                -             -
                                             --------------        -----
--------------
Diluted EPS
Income available to common stockholders       $    368,604     7,336,546    $      0.05
                                             ==============   ===========	========


						For the three months ended December 31, 2005
                                                --------------------------------------
                                                Income        Shares        Per-share
                                              (numerator)   (denominator)     amount
                                           -------------------------------------------
Basic EPS
Income available to common stockholders       $    524,000     7,225,579    $      0.07
                                                                                ========
Effect of Dilutive Securities
Warrants                                                -             -
                                            ---------------   -----------
Diluted EPS
Income available to common stockholders       $    524,000     7,225,579    $      0.07
                                            ===============   ===========	========


Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006 and 2005
(Unaudited)


6.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Weekend Warrior is engaged in the design, assembly, and sale of ATV and utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, soft goods, and a newly patented universal plow system. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. Sales of snowplow blades comprised approximately 79% and 77% of ATV Accessories revenues during the three months ended December 31, 2006 and 2005, respectively. In addition, sales of snowplow blades comprised approximately 64% and 61% of the Company's consolidated total revenues during the three months ended December 31, 2006 and 2005, respectively.


The following is a summary of certain financial information related to the four segments during the three months ended
December 31, 2006 and 2005:



                                             2006           2005
Total revenues by segment
     ATV Accessories                   $     3,766,931   $     4,326,742
     Plastic Wheel Covers                      441,318           378,232
     Weekend Warrior                           154,170           498,041
     Contract Manufacturing                    444,353           371,087
                                      ----------------  ----------------
          Total revenues by segment          4,806,772         5,574,102
     Freight income                             24,403            36,720
     Sales allowances                         (165,015)         (109,314)
          Total revenues               $     4,666,160   $     5,501,508
                                      ================  ================



Operating profit by segment




     ATV Accessories                   $     1,989,101   $     2,243,939
     Plastic Wheel Covers                      185,861           154,328
     Weekend Warrior                            56,475           212,786
     Contract Manufacturing                    198,233           166,570
     Freight income                             24,403            36,720
     Sales allowances                         (165,015)         (109,314)

     Factory overhead                         (655,616)         (483,632)

     Selling, general, and administrative   (1,030,638)       (1,312,641)

     Interest income (expense), net            (87,099)         (118,620)

     Other income (expense), net                26,353            22,267

     Provision for income taxes               (173,454)         (288,403)
                                      ----------------  ----------------
          Net income                   $       368,604   $       524,000
                                      ================  ================

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2005 and 2004
(Unaudited)


6.   Segment Information, Continued:

The following is a summary of the Company's revenue in different geographic areas during the three months ended
December 31, 2006 and 2005
                                     2006                             2005
                              ------------------            ------------------
United States of America       $    3,790,284                $    4,912,763
Other countries                       875,876                       588,745
                              ------------------            ------------------
          Total revenue        $    4,666,160                $    5,501,508
                              ==================            ==================

As of December 31, 2006, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of total net revenues, accounted for approximately 21.3%, 11.5%, and 10% each of total net revenues during the three months ended December 31, 2006, and approximately 15.4% and 15.2% each of total net revenues during the three months ended December 31, 2005. Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of total net revenues during the three months ended December 31, 2006 or 2005.


Item 2.  Management's Discussion and Analysis or Plan of Operation

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiaries (the "Company") and should be read in conjunction with our consolidated financial statements as of September 30, 2006, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-KSB for the year ended September 30, 2006.

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

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at December 31, 2006 and found no impairment.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At December 31, 2006, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.


OVERALL RESULTS OF OPERATIONS - Three Months Ended December 31,
2006 and 2005




                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                      31, 2006         31, 2005        $             %
                     --------------------------------------------------------

Revenue              $    4,666,160    $  5,501,508    $ (835,348)    (15.2%)
Cost of goods sold   $    3,032,718    $  3,280,111    $ (247,393)     (7.5%)
Gross profit         $    1,633,442    $  2,221,397    $ (587,955)    (26.5%)
Gross profit %               35.0%           40.4%                     (5.4%)

The decrease in revenues for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 was mainly attributable to an 11% decrease in sales for our largest business segment, ATV accessories, and a 73% decrease in sales for our Weekend Warrior business segment. However, our two other business segments did have increased revenues. Contract Manufacturing had a 19% increase in sales and the Wheel Cover business segment had a 20% increase in sales for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in factory overhead as management updated and revised its overhead allocation pool and burden rates. We attribute the significant decrease in ATV Accessory sales and Weekend Warrior sales for the first quarter of fiscal 2007 to an unusually warm winter season. Conversations with our distributors indicated that snowplow blade sales were down uniformly across the country, especially in the snow belt states. While Cycle Country is known for its snowplow blades and the blades are the largest piece of our total revenue currently, our recently developed business plan acknowledges the seasonality of our sales and places major emphasis on aggressive development of new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The increase in Contract Manufacturing revenues was due to new business and an increase in business with current customers. The increase in Wheel Cover revenues can be attributed to increased sales of our 'SS' wheel cover and increased sales to OEMs and distributors.



                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                      31, 2006         31, 2005        $             %
                     --------------------------------------------------------
Selling, general
and
administrative
expenses             $   1,030,638    $   1,312,641    $ (282,003)    (21.5%)

As a percentage of revenue, selling, general, and administrative expenses were 22.1% for the three months ended December 31, 2006 compared to 23.9% for the three months ended December 31, 2005.
The significant changes in operating expenses for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 were; advertising expense decreased approximately $46,500, or 30%, depreciation and amortization decreased approximately $106,800, or 64%, employee health insurance expense decreased approximately $61,700, or 72%, fuel expense decreased approximately $31,800, or 84%, and legal and accounting decreased approximately $38,000, or 55%. Advertising initiatives for fiscal 2007 were scaled back compared to last year at this time and other costs, such as the creation and printing of a new product catalog will be incurred in the second quarter this year as compared to in the first quarter of prior years. One of the major initiatives of last year was a television commercial promoting our Weekend Warrior products that was not rerun this year as management determined that the overall benefit was minimal in the markets it was shown in. With 10 new products to be released at the industry's biggest trade show in Indianapolis, management chose to delay this year's catalog production long enough so that all 12 new products could be included and featured within it. The decrease in fuel expense is due to the Company reducing its truck fleet down to one semi and a few trailers for interplant product shuttling and short distance hauling. By eliminating 4 semis, a handful of trailers and eliminating the free truckload freight program, management has been able to realize over $100,000 in cost savings since beginning the fleet reduction during the second quarter of fiscal 2006. There has been no adverse reaction by our distributors and no loss of sales due to this change. In fact, many of our distributors are pleased with the change as we can now ship more truckloads per week and the distributor has more flexibility in choosing when they want to take delivery. Legal and accounting expense decreased as fees related to the preparation and filing of a stock registration on Form SB-2 were incurred during the first quarter of last year.


                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                      31, 2006         31, 2005        $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                $    37,474     $     32,169     $   5,305      16.5%
Interest expense      $    98,220     $    128,522     $ (30,302)    (23.6%)

The increase in interest and miscellaneous income is primarily due to an increase in interest income of approximately $1,220 and lease income from the leasing of the Company's truck bay of $2,500. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense over the remaining quarters of fiscal 2007 should continue to decrease as the principal balances continue to decrease under fixed rate notes.

Looking ahead to the next three quarters of Fiscal 2007 we project strong overall growth in revenues as new products, new markets, and retail price point reduction initiatives continue to be the focus of management and the entire Company. With opportunities such as providing production and after-market accessories for golf car OEM utility vehicles and golf cars, a newly patented universal plow system and a new two-wheel 44 inch weed and brush mower for the Weekend Warrior product line, and a new A/T style plastic wheel cover, management projects double-digit growth for revenues.
Gross profits will remain steady in the 35-40% of revenue range as production costs and synergies are maintained or improved upon. We project selling, general and administrative expenses during the remainder of fiscal 2007 to be 20-25% of total revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing the efficiencies the recently implemented new ERP software will provide us, all while maintaining a consistent level of administrative support.


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

ATV ACCESSORIES - Three Months Ended December 31, 2006 and 2005
---------------------------------------------------------------

                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                      31, 2006         31, 2005        $             %
                     --------------------------------------------------------
Revenue              $   3,766,931    $   4,326,742    $ (559,811)    (12.9%)
Cost of goods
sold                 $   1,777,830    $   2,082,803    $ (304,973)    (14.6%)
Gross profit         $   1,989,101    $   2,243,939    $ (254,838)    (11.4%)
Gross profit %              52.8%            51.9%                      0.9%

We attribute the significant decrease in ATV accessories revenue for the first quarter of fiscal 2007 to a warm Winter season. Conversations with our distributors indicated that snowplow blade sales were down uniformly across the country, especially in the snow belt states. The decrease was mainly attributable to a decrease in snowplow blade sales of approximately $338,300, or 10%. Decreases in other product lines included winch and winch mount kit sales of approximately $40,900, or 22%, Original Equipment Manufacturer (OEM) product sales of approximately $71,300, or 16%, Perf-Form oil filter sales of approximately $39,900, or 42%, electric blade lift sales of approximately $39,100, or 34%, and wire mesh basket sales of approximately $23,400, or 46%. While Cycle Country is known for its snowplow blades and the blades are the largest piece of our total revenue currently, our recently developed business plan acknowledges the seasonality of our sales and places major emphasis on aggressive development of new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality.

The slight increase in gross profit as a percentage of revenue was mainly attributable to maintaining product pricing that ensures adequate gross margins utilizing projected raw material cost trends. Management expects gross profit for the remaining three quarters of fiscal 2007 to stay consistent with the first quarter's profit percentage as profit margin monitoring and cost reduction opportunities are implemented.

PLASTIC WHEEL COVERS - Three Months Ended December 31, 2006 and 2005
--------------------------------------------------------------------


                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                      31, 2006         31, 2005        $             %
                     --------------------------------------------------------
Revenue              $    441,318     $   378,232      $  63,086      16.7%
Cost of goods
sold                 $    255,457     $   223,904      $  31,553      14.1%
Gross profit         $    185,861     $   154,328      $  31,533      20.4%
Gross profit %             42.1%           40.8%                       1.3%

The increase in revenues is mainly due to an increase in sales of our 'SS' wheel cover and to OEM golf car manufacturers, such as E-Z-Go, Club Car and Buggies Unlimited. The second and third quarters are traditionally the prime quarters for the golf industry, accordingly management is projecting revenues for these two quarters to exceed each respective quarter of last fiscal year. We anticipate our new 'A/T' chrome wheel cover, recently unveiled at the PGA Merchandise Show in Orlando, Florida to tremendous response, to start generating significant new sales in the third quarter, possibly even the second quarter. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment.

The slight increase in gross profit is a result of material cost reductions and labor efficiency initiatives implemented by management. Going forward, management will continue to monitor material and labor costs for additional opportunities to return more profit to the plastic wheel cover segment.

WEEKEND WARRIOR - Three Months Ended December 31, 2006 and 2005
---------------------------------------------------------------

                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                      31, 2006         31, 2005        $             %
                     --------------------------------------------------------

Revenue              $   154,170      $   498,041      $ (343,871)    (69.0%)
Cost of goods
sold                 $    97,695      $   285,255      $ (187,560)    (65.8%)
Gross profit         $    56,475      $   212,786      $ (156,311)    (73.5%)
Gross profit %            36.6%            42.7%                       (6.1%)

The decrease in revenues is attributable to the warm Winter season and a decrease in sales to PEP Boys of approximately $380,000. Last year in the first quarter we shipped PEP Boys their nationwide initial stocking order and this year's restocking shipments were not as large. Looking forward, management anticipates Pep Boys and other new and current direct-retail customers to generate nearly $2 million in total revenue for this segment in fiscal 2007. With the newly patented universal plow system, a two-wheel weed and brush mower, and other new products, management now has Weekend Warrior set with a complete product line that can compete with the current brands in the small-box retail markets. Management believes this segment does have the largest long-term growth potential, and it is anticipated that the last half of fiscal 2007 will see the beginnings of this growth. The decrease in gross profit for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 is mainly due to an increase in direct labor.

CONTRACT MANUFACTURING - Three Months Ended December 31, 2006 and 2005
----------------------------------------------------------------------

                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                      31, 2006         31, 2005        $             %
                     --------------------------------------------------------
Revenue              $   444,353      $   371,087      $  73,266      19.7%
Cost of goods
sold                 $   246,120      $   204,517      $  41,603      20.3%
Gross profit         $   198,234      $   166,570      $  31,663      19.0%
Gross profit %            44.6%            44.9%                      (0.3%)

This business segment was created during this quarter last year by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow in our main ATV Accessories business segment. The increase in revenue was due to new business and an increase in business with current customers. Adding two Manufacturer's Rep agencies that cover the upper and middle Midwestern states has generated a significant increase in new quoting opportunities from new customers as well as past and current customers. Management believes that this segment has the potential to generate approximately $2 million in revenue in fiscal 2007. Gross margin remained unchanged as management maintained product pricing that ensures adequate gross margins utilizing projected raw material and burden cost trends.

GEOGRAPHIC REVENUE - Three Months Ended December 31, 2006 and 2005
------------------------------------------------------------------



                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
Country               31, 2006         31, 2005        $             %
-----------------------------------------------------------------------------

United States
of America           $  3,790,284     $  4,912,763     $ (1,122,479) (22.8%)

All Other
Countries            $    875,876     $    588,745     $    287,131   48.8%



The decrease during the three months ended December 31, 2006 in U.S. revenue is due to a general decrease across all regions previously serviced in the United States of America. The increase during the three months ended December 31, 2006 in other countries is due to an increase of sales primarily in Europe.


Liquidity and Capital Resources
-------------------------------

Overview
--------

Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the three months ended
December 31, 2006.

Cash and cash equivalents were $1,771,388 as of December 31, 2006 compared to $450,857 as of September 30, 2006. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.

In the three months ended December 31, 2006 we made approximately $50,000 in capital expenditures, received approximately $40,000 from the sale of capital equipment, and paid approximately $140,000 of long-term debt principal. By the end of fiscal 2007 management expects total capital expenditures to approximate $350,000.

Working Capital
---------------

Net working capital was $6,922,647 at December 31, 2006 compared to $6,418,381 at September 30, 2006. The change in working capital is primarily due to the following:

                         Balance           Balance         Increase/  Percent
                   December 31, 2006   September 30, 2006  (Decrease)  Change
-----------------------------------------------------------------------------
Cash and
cash
equivalents         $  1,771,388        $    450,857       $ 1,320,531  292.9%

Accounts
receivable             1,980,888           1,865,099           115,789    6.2%

Inventories            4,698,969           5,090,039          (391,070)  (7.7%)

Income
taxes receivable          61,821             235,275          (173,454) (73.7%)

Prepaid expenses         147,950             189,844           (41,894) (22.1%)

Accounts payable         425,539             326,378            99,161   30.4%

Accrued expenses         820,794             610,279           210,515   34.5%

Current portion of
bank notes payable       590,235             579,485            10,750    1.9%



Long-Term Debt
--------------

        On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018 for Note One and until April 2011 for Note Two, which include principal and interest (7.375% as of December 31, 2006) for Note One and principal and interest (7.375% as of December 31, 2006) for Note Two, with a final payment upon maturity on April 25, 2018 for Note One and April 25, 2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At December 31, 2006 and 2005, $3,241,885 and $3,908,950, respectively, were outstanding for Note One and $1,915,088 and $2,780,800, respectively, were outstanding for Note Two. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

Line of Credit
--------------

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (8.75% at December 31, 2006) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008. At December 31, 2006 and 2005, no balance was outstanding on the Line of Credit.

       The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At
December 31, 2006, the Company met all of the required financial ratios.

Warrants
--------

       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the three months ended December 31, 2006, none of the 40,000 warrants were exercised. The proceeds are to be applied to the outstanding balance on the Notes.

Capital Resources
-----------------

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2007.

                CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Randy Kempf
                ---------------
		Randy Kempf
		Principal Executive Officer and President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2007.

By:	/s/ Randy Kempf		Principal Executive Officer, President and
        ---------------
	Randy Kempf 		Director


By:     /s/ David Davis         Principal Financial Officer and
        ---------------
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
        ---------------
	F.L. Miller

By:	/s/ Jim Danbom		Director
        --------------
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
        --------------------
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
        ----------------
	Rod Simonson

By:	/s/ Alan Bailey		Director
        ---------------
	Alan Bailey

By:	/s/ Jan Danbom		Director
        --------------
	Jan Danbom