Form 10QSB
period 2007-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2007-05-14
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007


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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of May 1, 2007 was 7,350,008 and there were 607 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

Cycle Country Accessories Corp. Index to Form 10-QSB

Part I   Financial Information                                         Page
                                                                       ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - March 31, 2007..........2


         Condensed Consolidated Statements of Income - Three Months
          Ended March 31, 2007 and 2006.................................3


         Condensed Consolidated Statements of Income - Six Months
          Ended March 31, 2007 and 2006.................................4

         Condensed Consolidated Statements of Cash Flows - Six Months
         Ended March 31, 2007 and 2006..................................5


         Notes to Condensed Consolidated Financial Statements...........7



Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................11


Item 3.  Controls and Procedures ......................................20


Part II  Other Information


Item 1.  Legal Proceedings.............................................21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....21

Item 3. Defaults Upon Senior Securities................................21

Item 4. Submission of Matters to a Vote of Security Holders............21

Item 5.  Other Information.............................................21

Item 6.  Exhibits .....................................................22


Signatures.............................................................23

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                    $   1,679,731
   Accounts receivable, net                                         1,125,954
   Inventories                                                      5,061,466
   Income taxes receivable                                            127,630
   Deferred income taxes                                              103,409
   Prepaid expenses and other                                         318,309
                                                                --------------
            Total current assets                                    8,416,499
                                                                --------------

Property, plant, and equipment, net                                13,171,205
Intangible assets, net                                                160,736
Goodwill                                                            4,890,146
Other assets                                                           39,909
                                                                --------------
            Total assets                                        $  26,678,495
                                                                ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                            $     395,590
    Accrued interest payable                                            5,064
    Accrued expenses                                                  674,247
    Current portion of bank notes payable                             601,185
                                                                --------------
           Total current liabilities                                1,676,086
                                                                --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                        4,410,975
    Deferred income taxes                                           2,505,067
                                                                --------------
                  Total liabilities                                 8,592,128
                                                                --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                         -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,350,008 shares issued and outstanding                735
    Additional paid-in capital                                     14,495,034
    Retained earnings                                               3,590,598
                                                                --------------
           Total stockholders' equity                              18,086,367
                                                                --------------
Total liabilities and stockholders' equity                      $  26,678,495
                                                                ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                              Three Months Ended March 31,
                                               2007                  2006
                                          --------------        --------------
                                           (Unaudited)           (Unaudited)
Revenues:
 Net sales                                $   2,766,371         $   3,475,111
 Freight income                                  20,769                24,546
                                          --------------        --------------
       Total revenues                         2,787,140             3,499,657
                                          --------------        --------------
Cost of goods sold                           (1,907,379)           (2,090,306)
                                          --------------        --------------
       Gross profit                             879,761             1,409,351
                                          --------------        --------------
Selling, general, and administrative
   expenses                                  (1,015,198)           (1,267,739)
                                          --------------        --------------
      Income (loss) from operations            (135,437)              141,612
                                          --------------        --------------
Other Income (Expense):
  Interest expense                              (93,533)             (115,864)
  Interest income                                12,269                 9,344
  Miscellaneous                                  11,034                (1,169)
                                          --------------        --------------
      Total other income (expense)              (70,230)             (107,689)
                                          --------------        --------------
      Income before provision for
         income taxes                          (205,667)               33,923
                                          --------------        --------------
Provision for income taxes                       65,809               (16,274)
                                          --------------        --------------
      Net income                               (139,858)               17,649
                                          ==============        ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      7,350,008             7,287,508
                                          ==============        ==============
   Diluted                                    7,350,008             7,287,508
                                          ==============        ==============
Earnings per common share:
  Basic                                  $       (0.02)         $        0.00
                                          ==============        ==============
   Diluted                                $       (0.02)        $        0.00
                                          ==============        ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                Six Months Ended March 31,
                                               2007                  2006
                                          --------------        --------------
                                           (Unaudited)           (Unaudited)
Revenues:
 Net sales                                $   7,408,128         $   8,939,900
 Freight income                                  45,172                61,266
                                          --------------        --------------
       Total revenues                         7,453,300             9,001,166
                                          --------------        --------------
Cost of goods sold                           (4,940,098)           (5,370,417)
                                          --------------        --------------
       Gross profit                           2,513,202             3,630,749
                                          --------------        --------------
Selling, general, and administrative
   expenses                                  (2,045,835)           (2,580,380)
                                          --------------        --------------
      Income from operations                    467,367             1,050,369
                                          --------------        --------------
Other Income (Expense):
  Interest expense                             (191,754)             (244,386)
  Interest income                                23,390                19,246
  Miscellaneous                                  37,387                21,097
                                          --------------        --------------
      Total other income (expense)             (130,977)             (204,043)
                                          --------------        --------------
      Income before provision for
         income taxes                           336,390               846,326
                                          --------------        --------------
Provision for income taxes                     (107,645)             (304,677)
                                          --------------        --------------
      Net income                                228,745               541,649
                                          ==============        ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      7,343,225             7,256,303
                                          ==============        ==============
   Diluted                                    7,343,225             7,256,303
                                          ==============        ==============
Earnings per common share:
   Basic                                  $        0.03         $        0.08
                                          ==============        ==============
   Diluted                                $        0.03         $        0.08
                                          ==============        ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Six Months Ended March 31,
                                               2007                  2006
                                          --------------        --------------
                                           (Unaudited)           (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     228,745         $     541,649
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           407,062               420,341
         Amortization                             9,209                10,701
         Inventory reserve                       18,000                10,667
         Gain on sale of equipment              (24,502)              (20,949)
         (Increase) decrease in assets:
            Accounts receivable, net            739,145               616,147
            Inventories                          10,573              (193,037)
            Taxes receivable                        -                 (53,674)
            Prepaid expenses and other            4,376                86,198
         Increase (decrease) in liabilities:
            Accounts payable                     69,213              (106,597)
            Accrued expenses                     42,554               342,040
            Income taxes payable                107,645                   -
            Accrued interest payable               (288)                  452
                                          --------------        --------------
Net cash provided by
      operating activities                    1,611,732             1,653,938
                                          --------------        --------------

Cash Flows from Investing Activities:
   Purchase of equipment                       (142,490)             (295,232)
   Proceeds from sale of equipment               44,577                34,860
                                          --------------        --------------
Net cash used in investing activities           (97,913)             (260,372)
                                          --------------        --------------

Cash Flows from Financing Activities:
   Payments on bank notes payable              (284,945)           (1,227,808)
                                          --------------        --------------
Net cash used in
      financing activities                     (284,945)           (1,227,808)
                                          --------------        --------------

Net increase in cash and
   cash equivalents                           1,228,874               165,758

Cash and cash equivalents, beginning of
   period                                       450,857             1,225,768
                                          --------------        --------------

Cash and cash equivalents, end of
   period                                 $   1,679,731         $   1,391,526
                                          ==============        ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Six Months Ended March 31,
                                               2007              2006
                                          --------------    --------------
                                           (Unaudited)       (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $     192,042       $    243,935
                                          ==============     ==============

      Income taxes                        $         -         $    358,351
                                          ==============     ==============

Supplemental schedule of non-cash investing and financing activities:

   Issuance of common stock for
     payment of CEO bonus                 $      25,000       $        -
                                          ==============      ==============
  Issuance of common stock for
     payment of consultant fees           $      92,500       $        -
                                          ==============      ==============
  Issuance of common stock for
     payment of director fees             $         -         $       6,000
                                          ==============      ==============
  Issuance of common stock under
     price protection provision in
     acquisition agreement for
     Simonsen Iron Works, Inc.            $         -         $        -    (1)
                                          ==============      ==============


(1)	resulted in reclassifying par value of the
        additional shares issued to common stock account from additional paid in capital account only.




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 and 2006
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2006 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at March 31, 2007 are summarized as follows:

             Raw materials                              $   2,649,551
             Work in progress                                 179,159
             Finished goods                                 2,232,756
                                                        --------------
                Total inventories                       $   5,061,466
                                                        ==============


3.   Goodwill:

Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's April 29, 2005 acquisition is not being amortized to comply with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.

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


4.   Accrued Expenses:

The major components of accrued expenses at March 31, 2007 are summarized as follows:

             Distributor rebate payable                 $     268,931
             Accrued salaries and related benefits            238,863
             Accrued warranty expense                          45,000
             Accrued real estate tax                          104,505
             Royalties payable                                  6,948
             Accrued director fees                             10,000
                                                        --------------
                Total accrued expenses                  $     674,247
                                                        ==============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 and 2006
(Unaudited)


5.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended March 31, 2007 and 2006:


                                                For the three months                             For the six months
                                                ended March 31, 2006                            ended March 31, 2007
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income (loss) available to
     common stockholders                     $   (139,858)     7,350,008    $    (0.02) $   228,745      7,343,225    $      0.03
                                                                                =======                                    =======
Effect of Dilutive Securities
Warrants                                              -              -                          -              -
                                            ---------------   -----------               ------------     ----------
Diluted EPS
Income available to common
     stockholders                            $   (139,858)     7,350,008    $    (0.02) $   228,745      7,343,225   $      0.03
                                                 =========    ===========      ========    =========    ===========        ======


                                                For the three months                             For the six months
                                                ended March 31, 2005                            ended March 31, 2005
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income available to common
     stockholders                              $   17,649     7,287,508     $    0.00   $   541,649     7,256,303     $     0.08
                                                                               =======                                    =======
Effect of Dilutive Securities
Warrants                                              -             -                           -             -
                                            --------------   -----------               -------------   -----------
Diluted EPS
Income available to common
     stockholders                              $   17,649     7,287,508     $    0.00   $   541,649     7,256,303     $     0.08
                                                 =========   ===========      ========     =========   ===========        =======


Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 and 2006
(Unaudited)


6.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf cars and light-duty trailers. Weekend Warrior is engaged in the design, assembly, and sale of ATV and utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, soft goods, and a newly patented universal plow system. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. Key revenues as a percentage of ATV Accessories total revenue and/or the Company's consolidated total revenues for the three and six months ended March 31, 2007 and 2006 are as follows;

                                     Three months ended        Six months ended
                                         March 31,                March 31,
                                    2007           2006        2007        2006

Snowplow blades to ATV Accessories  26%            53%         62%         68%

Snowplow blades to
Company's consolidated total        18%            37%         47%         51%

OEM products, including
John Deere, Land Pride,
and Masterlock to
ATV Accessories                     28%            15%         16%         12%

OEM products, including
John Deere, Land Pride,
and Masterlock to
Company's consolidated total        19%            10%         12%          9%

Plastic Wheel Covers to
Company's consolidated Total        19%            13%         13%          9%

Contract Manufacturing to
Company's consolidated total        12%            14%         10%          9%


The following is a summary of certain financial information related to the four segments during the three months and six months ended
March 31, 2007 and 2006:



                      Three months ended March 31,   Six months ended March 31,
                           2007           2006         2007            2006
                      ---------------------------------------------------------
Total revenues by
segment

ATV Accessories       $ 1,850,502    $ 2,427,064   $ 5,617,433   $ 6,753,806

Plastic Wheel Covers      537,945        445,151       979,263       823,383

Weekend Warrior            78,706        170,389       232,876       668,430

Contract Manufacturing    337,851        482,040       782,204       853,127
                      ------------   ------------  ------------  ------------
  Total revenues by
   segment              2,805,004      3,524,644     7,611,776     9,098,746
                      ------------   ------------  ------------  ------------
Freight income             20,769         24,546        45,172        61,266

Sales allowances          (38,633)       (49,533)     (203,648)     (158,846)

  Total revenues      $ 2,787,140    $ 3,499,657   $ 7,453,300   $ 9,001,166
                      ============   ============  ============  ============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 and 2006
(Unaudited)


6.   Segment Information, Continued:



                      Three months ended March 31,   Six months ended March 31,
                           2007          2006         2007            2006
                      ---------------------------------------------------------
Operating profit by segment

ATV Accessories       $  992,789    $ 1,496,801     $ 2,981,890   $ 3,740,740

Plastic Wheel Covers     251,832        193,068         437,693       347,396

Weekend Warrior           53,457         72,477         109,932       285,262

Contract Manufacturing   201,902        197,886         400,135       364,456

Freight income            20,769         24,546          45,172        61,266

Sales allowances         (38,633)       (49,533)       (203,648)     (158,847)

Factory overhead        (602,356)      (525,893)     (1,257,972)   (1,009,524)

Selling, general, and
 administrative       (1,015,197)    (1,267,739)     (2,045,835)   (2,580,380)

Interest income
 (expense), net          (81,264)      (106,520)       (168,364)     (225,140)

Other income
 (expense), net           11,034         (1,170)         37,387        21,097

Provision for
 income taxes             65,809        (16,274)       (107,645)     (304,677)
                     ------------   ------------    ------------   -----------
Net income           $  (139,858)   $    17,649     $   228,745    $  541,649
                     ============   ============    ============   ===========


The following is a summary of the Company's revenue in different geographic areas during the three months and six months ended March 31, 2007 and 2006:


                          Three months ended March 31,    Six months ended March 31,
                              2006         2005               2006          2005
                          ----------------------------    --------------------------


United States of America   $  2,532,569     $  3,095,730    $  6,549,343  $  8,008,494
Other countries                 254,571          403,927         903,957       992,672
                          --------------    -------------   ------------- -------------
  Total revenue            $  2,787,140     $  3,499,657    $  7,453,300  $  8,008,494
                             ===========      ===========     ===========   ===========


As of March 31, 2007, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 16% of net revenues during the three months ended March 31, 2007, and approximately 12% of net revenues during the three months ended March 31, 2006. Plastic Wheel Covers, Weekend Warrior and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the three months ended March 31, 2007 or 2006.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 11% and 11% each of net revenues during the six months ended March 31, 2007, and approximately 14% and 12% each of net revenues during the six months ended March 31, 2006. Plastic Wheel Covers, Weekend Warrior and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the six months ended March 31, 2007 or 2006.

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

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at March 31, 2007 and found no impairment.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At March 31, 2007, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.


OVERALL RESULTS OF OPERATIONS - Three Months Ended March 31, 2007 and 2006




                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007)        31, 2006         $             %
                     --------------------------------------------------------
Revenue              $  2,787,140    $  3,499,657    $  (712,517)   (20.4%)
Cost of goods sold   $  1,907,379    $  2,090,306    $  (182,927)    (8.8%)
Gross profit         $    879,761    $  1,409,351    $  (529,590)   (37.6%)
Gross profit %             31.6%           40.3%                     (8.7%)

The decrease in revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was mainly attributable to a 24% decrease in sales for our largest business segment, ATV accessories, a 30% decrease in sales for our Contract Manufacturing, and a 54% decrease in sales for our Weekend Warrior business segment. However, our Wheel Cover business segment had a 21% increase in sales for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in factory overhead as management updated and revised its overhead allocation pool and burden rates. We attribute the significant decrease in ATV Accessory and Weekend Warrior sales for the second quarter of fiscal 2007 to an unusually warm winter season. Sales of snowplow blades are usually strong in our second quarter as distributors normally place second and third round truckload orders to restock their warehouses and ensure that they reach their rebate sales goals. Due to the very late snowfalls and extended warm winter, the reorders from distributors were very weak and many distributors ended up short of their rebate goals by significant
amounts.    While Cycle Country is known for its snowplow blades and
the blades have historically been the largest component of our total revenue, our new business plan acknowledges the seasonality of our sales and places major emphasis on aggressive development of new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The decrease in Contract Manufacturing revenues was due to a mild reduction in orders from customers and a reduction in new quoting opportunities, which is key to adding revenues for this business segment. However, the third quarter of fiscal 2007 is seeing just the opposite as opportunities to quote are up and a small second shift has been added to handle the additional work. The increase in Wheel Cover revenues can be attributed to continued success of our 'SS' wheel cover and increased sales to OEMs and distributors.

                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007)        31, 2006         $             %
                     --------------------------------------------------------
Selling, general
and
administrative
expenses              $  1,015,198   $  1,267,739     $  (252,541)   (19.9%)


As a percentage of revenue, selling, general, and administrative expenses were 36.4% for the three months ended March 31, 2007 compared to 36.2% for the three months ended March 31, 2006. The significant changes in operating expenses for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 were; employee wage expense decreased approximately $87,500, or 23%, depreciation and amortization decreased approximately $107,900, or 64%, employee health insurance expense decreased approximately $41,800, or 70%, and payroll taxes decreased approximately $26,400, or 48%. The accrual of 19 weeks of wages owed to the former CEO under the employment agreement and payment of initial wages to our interim CEO were the main causes for employee wage expense being higher in the second quarter of last year compared to the second quarter of fiscal 2007. The decreases in health insurance and payroll taxes was due in part to the updated and revised burden rates discussed above and in part to reduced employee staffing.




                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007)        31, 2006         $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income               $    23,303      $    8,175     $  15,128        185%

Interest expense     $    93,533      $  115,864     $ (22,331)     (19.3%)

The increase in interest and miscellaneous income is primarily due to an increase in interest income of approximately $2,900 and lease income from the leasing of the Company's truck bay of $5,000. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense over the remaining quarters of fiscal 2007 should continue to decrease as the principal balances continue to decrease under fixed rate notes.


OVERALL RESULTS OF OPERATIONS - Six Months Ended March 31, 2007 and 2006




                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007)        31, 2006         $             %
                     --------------------------------------------------------
Revenue              $  7,453,300    $  9,001,166     $ (1,547,866)  (17.2%)
Cost of goods sold   $  4,940,098    $  5,370,417     $   (430,319)   (8.0%)
Gross profit         $  2,513,202    $  3,630,749     $ (1,117,547)  (30.8%)
Gross profit %             33.7%           40.3%                      (6.6%)

 The decrease in revenues for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 was mainly attributable to a 19% decrease in sales for our largest business segment, ATV accessories, an 8% decrease in sales for our Contract Manufacturing, and a 65% decrease in sales for our Weekend Warrior business segment. However, our Wheel Cover business segment had a 19% increase in sales for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in factory overhead as management updated and revised its overhead allocation pool and burden rates. We attribute the significant decrease in ATV Accessory and Weekend Warrior sales for the first six months of fiscal 2007 as compared to the first six months of fiscal 2006 to an unusually warm winter season. With no early season snowfall across the country to stimulate snowplow sales, ATV Accessory distributor orders were significantly below normal during our first quarter of fiscal 2007. As the lack of significant snowfall continued well into our second quarter of fiscal 2007, ATV Accessory distributor second and third round truckload reorders to restock their warehouses and supply their dealers was also below normal. In fact, the unusually warm winter negatively impacted snowplow sales to the extent that only a few ATV Accessory distributors were able to reach their rebate sales goals, the majority of our distributors could not reach their sales goals and forfeited their rebates. While Cycle Country is known for its snowplow blades and the blades have historically been the largest component of our total revenue, our new business plan acknowledges the seasonality of our sales and places major emphasis on aggressive development of new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The increase in Wheel Cover revenues can be attributed to continued success of our 'SS' wheel cover and increased sales to OEMs and distributors.

                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007)        31, 2006         $             %
                     --------------------------------------------------------
Selling, general
and
administrative
expenses             $  2,045,835    $  2,580,380     $ (534,545)    (20.7%)

As a percentage of revenue, selling, general, and administrative expenses were 27.4% for the six months ended March 31, 2007 compared to 28.7% for the six months ended March 31, 2006. The significant changes in operating expenses for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006 were; employee wage expense decreased approximately $106,800, or 15%, depreciation and amortization decreased approximately $214,600, or 64%, employee health insurance expense decreased approximately $103,600, or 71%, payroll tax expense decreased approximately $53,400, or 54%, advertising costs decreased approximately $60,700, or 19%, fuel expense decreased approximately $45,400, or 83%, and legal and accounting expense decreased approximately $39,100, or 39%. The accrual of 19 weeks of wages owed to the former CEO under the employment agreement and payment of initial wages to our interim CEO were the main causes for employee wage expense being higher in the second quarter of last year compared to the second quarter of fiscal 2007. The decreases in health insurance, payroll taxes, and depreciation and amortization expense was due in part to the updated and revised burden rates discussed above and in part to reduced employee staffing. Advertising initiatives for fiscal 2007 have been scaled back compared to last year at this time, accounting for the decrease in advertising expense. One of the major initiatives of last year was a television commercial promoting our Weekend Warrior products that was not rerun this year as management determined that the overall benefit was minimal in the markets it was shown in. The decrease in fuel expense is due to the Company reducing its truck fleet down to one semi and a few trailers for interplant product shuttling and short distance hauling. By eliminating 4 semis, a handful of trailers and switching from a prepaid freight program to a freight collect program, management has been able to realize over $100,000 in cost savings since beginning the fleet reduction during the second quarter of fiscal 2006. There has been no adverse reaction by our distributors and no loss of sales due to this change. In fact, many of our distributors are pleased with the change as we can now ship more truckloads per week and the distributor has more flexibility in choosing when they want to take delivery. Legal and accounting expense decreased as fees related to the preparation and filing of a stock registration on Form SB-2 were incurred during the first quarter of fiscal 2006.





                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007)        31, 2006         $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                $   60,777      $   40,343      $  20,434      50.7%

Interest expense      $  191,754      $  244,386      $ (52,632)    (21.5%)

The increase in interest and miscellaneous income was primarily due to an increase in interest income of approximately $4,100 and an increase in lease income from the leasing of our truck bay of $7,500 for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense over the remaining quarters of fiscal 2007 should continue to decrease as the principal balances continue to decrease under fixed rate notes.

Looking ahead to the remainder of fiscal 2007 we project overall revenues for the last two quarters to finish stronger than the first two quarters of this fiscal year as snowplow blade sales will come in above normal in the last two quarters of fiscal 2007 and new products, new markets, and retail price point reduction initiatives continue to be the focus of management and the entire Company. The very late season snowfalls that did occur during our second quarter have fairly well emptied the warehouses of our distributors and dealers of our snowplow blades such that we are projecting orders to be above normal for our third and fourth quarters of fiscal 2007. In addition, with opportunities such as providing production and after-market accessories for golf car OEM utility vehicles and golf cars, a newly patented universal plow system and a new two-wheel 44 inch weed and brush mower for the Weekend Warrior product line, a new A/T style plastic wheel cover, and additional contract manufacturing work requiring a limited second shift, management projects strong growth for new product revenues in the last two quarters of fiscal 2007. Gross profits will remain steady in the 32-35% of revenue range as production costs and synergies are maintained or improved upon. We project selling, general and administrative expenses during the remainder of fiscal 2007 to be 23-28% of total revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing the efficiencies the recently implemented new ERP software will provide us, all while maintaining a consistent level of administrative support.

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

ATV ACCESSORIES - Three Months Ended March 31, 2007 and 2006



                      Three Months    Three Months    Increase      Increase
                      Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007)        31, 2006         $             %
                     --------------------------------------------------------
Revenue              $   1,850,502    $  2,427,064     $  (576,562)   (23.8%)
Cost of goods sold   $     857,712    $    930,263     $   (72,551)    (7.8%)
Gross profit         $     992,789    $  1,496,801     $  (504,012)   (33.7%)
Gross profit %              53.7%           61.7%                      (8.0%)

We attribute the significant decrease in ATV Accessory sales for the second quarter of fiscal 2007 to an unusually warm winter season. Sales of snowplow blades are usually strong in our second quarter as distributors normally place second and third round truckload orders to restock their warehouses and ensure that they reach their rebate sales goals. Due to the very late snowfalls and extended warm winter, the reorders from distributors were very weak and many distributors ended up short of their rebate goals by significant amounts. Our new business plan acknowledges the seasonality of our sales and places major emphasis on aggressive development of new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. Snowplow blade sales decreased approximately $808,100, or 62%, mower sales decreased approximately $97,300, or 94%, and Perf-Form oil filter sales decreased approximately $98,700, or 53%. Mower sales decreased as last year we were able to ship some of our mowers at the end of the second quarter. Plant scheduling and design changes did not allow us to repeat the early shipping of mowers in the second quarter of this year. Oil Filter sales decreased as a major OEM customer left and new customers have not been added yet to replace the lost volume. Three new potential OEM customers are currently considering utilizing our filters and sales should start in our third quarter. Offsetting the decreases were increases in sales of OEM products, including John Deere, Land Pride and Masterlock, of approximately $156,300, or 43%, new golf car accessory sales of approximately $124,200, or 100%, and a decrease in the sales rebate expense of approximately 163,800, or 283%, due to the missed rebate goals discussed above. Sales rebate expense is netted against sales to arrive at total revenue. Golf Car Accessories is one of the new markets management is pursuing and believes it has significant revenue potential. The approximate $124,000 of revenue generated during the second quarter of fiscal 2007 was from working with just one golf car OEM. We are currently designing accessories for other major golf car OEMs and sales of those new accessories should begin in our third and fourth quarters of fiscal 2007.

The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in factory overhead as management updated and revised its overhead allocation pool and burden rates. Also contributing to the decrease in gross profit is the larger mix of products with lower gross margins that sold this quarter compared to the same quarter last year. Management expects gross profit for the remaining two quarters of fiscal 2007 to stay consistent with the year to date profit percentage, discussed below, as profit margin monitoring and cost containment opportunities are implemented.

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2007 and 2006


                      Three Months    Three Months    Increase      Increase
                      Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007)        31, 2006         $             %
                     --------------------------------------------------------
Revenue               $   537,945     $   445,151     $  92,794      20.8%
Cost of goods sold    $   286,113     $   252,083     $  34,030      13.5%
Gross profit          $   251,832     $   193,068     $  58,764      30.4%
Gross profit %             46.8%           43.4%                      3.4%

The increase in revenues was mainly due to an increase in sales of our 'SS' wheel cover and sales to OEM golf car manufacturers. The second and third quarters are traditionally the prime quarters for the golf industry, accordingly management is projecting revenues for the third quarter of fiscal 2007 to exceed those of the third quarter of fiscal 2006. We anticipate our new 'A/T' chrome wheel cover, unveiled at the PGA Merchandise Show in Orlando, Florida to tremendous response, to start generating significant new sales in the third quarter. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment.

The increase in gross profit is a result of better gross margins on the new wheel covers, such as the 'SS', and material cost reductions implemented by management. Going forward, management will continue to monitor material and labor costs for additional opportunities to return more profit to the plastic wheel cover segment.

WEEKEND WARRIOR - Three Months Ended March 31, 2007 and 2006



                      Three Months    Three Months    Increase      Increase
                      Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007)        31, 2006         $             %
                     --------------------------------------------------------
Revenue              $    78,706      $   170,389     $  (91,683)    (53.8%)
Cost of goods sold   $    25,249      $    97,913     $  (72,664)    (74.2%)
Gross profit         $    53,457      $    72,477     $  (19,020)    (26.2%)
Gross profit %            67.9%            42.5%                      25.4%

The decrease in revenues was attributable to the warm winter season and a decrease in sales to PEP Boys of approximately $57,000 as their restocking shipments were down from last year. Looking forward, management anticipates Pep Boys and other new and current direct-retail customers to generate approximately $1.1 million in total revenue for this segment in fiscal 2007. With the newly patented universal plow system, a two-wheel weed and brush mower, and other new products, management now has Weekend Warrior set with a complete product line that can compete with the current brands in the small-box retail markets. Management believes this segment does have the largest long-term growth potential, and it is anticipated that the last half of fiscal 2007 will see the beginnings of this growth. The increase in gross profit, as a percentage of revenue, for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 was mainly due to the product mix sold this year that yielded better gross margins than the same quarter last year.

CONTRACT MANUFACTURING - Three Months Ended March 31, 2007 and 2006



                      Three Months    Three Months    Increase      Increase
                      Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007)        31, 2006         $             %
                     --------------------------------------------------------
Revenue              $   337,851      $   482,040     $  (144,189)   (29.9%)
Cost of goods sold   $   135,949      $   284,154     $  (148,205)   (52.2%)
Gross profit         $   201,902      $   197,886     $     4,016      2.0%
Gross profit %            59.8%            41.1%                      18.7%

This business segment was created during the first quarter of fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment.
The decrease in Contract Manufacturing revenues was due to a mild reduction in orders from customers and a reduction in new quoting opportunities, which is key to adding revenues for this business segment. However, the third quarter of fiscal 2007 is seeing just the opposite as opportunities to quote are up and a small second shift has been added to handle the additional work. The recently added Manufacturer's Rep. agencies that cover the upper and middle Midwestern states continue to generate a significant increase in new quoting opportunities from new customers as well as past and current customers. Management believes that this segment has the potential to generate approximately $2 million in revenue in fiscal 2007.
Gross margin increased as management was able to improve the profitability of the parts that were produced and it was also due in part to the reallocation of burden and overhead as discussed above. Page 16


GEOGRAPHIC REVENUE - Three Months Ended March 31, 2007 and 2006


Country              Three Months    Three Months     Increase    Increase
                         Ended          Ended         (Decrease)  (Decrease)
                     March 31, 2007   March 31, 2006      $            %
-------------------------------------------------------------------------------
United States
of America            $  2,532,569    $  3,095,730     $ (563,161)   (18.2%)

All Other
Countries             $    254,571    $    403,927     $ (149,356)   (37.0%)



The decrease during the three months ended March 31, 2007 in U.S. revenue was due to a general decrease across all regions previously serviced in the United States of America. The decrease during the three months ended March 31, 2007 in other countries was due to a decrease of sales in Canada and Europe.

ATV ACCESSORIES - Six Months Ended March 31, 2007 and 2006



                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007        31, 2006         $             %
                     --------------------------------------------------------
Revenue              $  5,617,433   $  6,753,806     $ (1,136,373)  (16.8%)
Cost of goods sold   $  2,635,543   $  3,013,066     $   (377,523)  (12.5%)
Gross profit         $  2,981,890   $  3,740,740     $   (758,850)  (20.3%)
Gross profit %             53.1%          55.4%                      (2.3%)

The decrease in ATV accessories revenue for the six months ended March 31, 2007 was due to an unusually warm winter season. With no early season snowfall across the country to stimulate snowplow sales, distributor orders were significantly below normal during our first quarter of fiscal 2007. As the lack of significant snowfall continued well into our second quarter of fiscal 2007, distributor second and third round truckload reorders to restock their warehouses and supply their dealers was also below normal. In fact, the unusually warm winter negatively impacted snowplow sales to the extent that only a few distributors were able to reach their rebate sales goals, the majority of our distributors could not reach their sales goals and forfeited their rebates. The decrease in snowplow blade sales was approximately $1,146,400, or 25% for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. Also, Perf-Form oil filter sales decreased approximately $138,600, or 49%, as a major OEM customer left and new customers have not been added yet to replace the lost volume. Three new potential OEM customers are currently considering utilizing our filters and sales should start in our third quarter. Offsetting this decrease was an approximate $139,600, or 100%, increase in Golf Car Accessories, a new market opportunity that management started developing product for late in the fourth quarter of fiscal 2006. The revenue generated during the first six months of fiscal 2007 was from working with just one golf car OEM. We are currently designing accessories for other major golf car OEMs and sales of those new accessories should begin in our third and fourth quarters of fiscal 2007.
The small decrease in gross profit as a percentage of revenue was mainly attributable to an increase in factory overhead as management updated and revised its overhead allocation pool and burden rates. Management expects gross profit for the remaining two quarters of fiscal 2007 to stay consistent with the year to date profit percentage as profit margin monitoring continues and cost containment opportunities are implemented.

PLASTIC WHEEL COVERS - Six Months Ended March 31, 2007 and 2006



                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007        31, 2006         $             %
                     --------------------------------------------------------
Revenue              $   979,263     $   823,383     $  155,880      18.9%
Cost of goods sold   $   541,570     $   475,987     $   65,583      13.8%
Gross profit         $   437,693     $   347,396     $   90,297      26.0%
Gross profit %            44.7%           42.2%                       2.5%

The increase in revenues was mainly due to an increase in sales of our 'SS' wheel cover and sales to OEM golf car manufacturers. 'SS' wheel cover sales so far this fiscal year have been approximately $242,000. The second and third quarters are traditionally the prime quarters for the golf industry, accordingly management is projecting revenues for the third quarter of fiscal 2007 to exceed those of the third quarter of fiscal 2006. We anticipate our new 'A/T' chrome wheel cover, unveiled at the PGA Merchandise Show in Orlando, Florida to tremendous response, to start generating significant new sales in the third quarter. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment.

The increase in gross profit is a result of better gross margins on the new wheel covers, such as the 'SS', and material cost reductions implemented by management. Going forward, management will continue to monitor material and labor costs for additional opportunities to return more profit to the plastic wheel cover segment.

WEEKEND WARRIOR - Six Months Ended March 31, 2007 and 2006



                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007        31, 2006         $             %
                     --------------------------------------------------------
Revenue              $   232,876     $   668,430     $ (435,554)    (65.2%)
Cost of goods sold   $   122,944     $   383,168     $ (260,224)    (67.9%)
Gross profit         $   109,932     $   285,263     $ (175,331)    (61.5%)
Gross profit %            47.2%           42.7%                       4.5%

The decrease in revenues was attributable to the warm winter season and a decrease in sales to PEP Boys of approximately $437,000 as their restocking shipments were significantly down from last year's initial stocking orders. Looking forward, management anticipates Pep Boys and other new and current direct-retail customers to generate approximately $1.1 million in total revenue for this segment in fiscal 2007. With the newly patented universal plow system, a two-wheel weed and brush mower, and other new products, management now has Weekend Warrior set with a complete product line that can compete with the current brands in the small-box retail markets. Management believes this segment does have the largest long-term growth potential, and it is anticipated that the last half of fiscal 2007 will see the beginnings of this growth. The small increase in gross profit, as a percentage of revenue, for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006 was mainly due to the product mix sold this year that yielded better gross margins than the mix of products sold last year.

CONTRACT MANUFACTURING - Six Months Ended March 31, 2007 and 2006


                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2007        31, 2006         $             %
                     --------------------------------------------------------
Revenue              $   782,204     $   853,127      $  (70,923)    (8.3%)
Cost of goods sold   $   382,069     $   488,672      $  (106,603)  (21.8%)
Gross profit         $   400,135     $   364,456      $    35,679     9.8%
Gross profit %            51.2%           42.7%                       8.5%

This business segment was created during the first quarter of fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment.
The decrease in Contract Manufacturing revenues was due to a mild reduction in orders from customers and a reduction in new quoting opportunities during our second fiscal quarter. However, the third quarter of fiscal 2007 is seeing just the opposite as opportunities to quote are up and a small second shift has been added to handle the additional work. The recently added Manufacturer's Rep. agencies that cover the upper and middle Midwestern states continue to generate a significant increase in new quoting opportunities from new customers as well as past and current customers. Management believes that this segment has the potential to generate approximately $2 million in revenue in fiscal 2007. Gross margin increased as management was able to improve the profitability of the parts that were produced and it was also due in part to the reallocation of burden and overhead as discussed above.

GEOGRAPHIC REVENUE - Six Months Ended March 31, 2007 and 2006


Country                Six Months      Six Months     Increase    Increase
                         Ended          Ended         (Decrease)  (Decrease)
                     March 31, 2007   March 31, 2006      $            %
-------------------------------------------------------------------------------
United States
of America           $  6,549,343     $  8,008,494    $ (1,459,151)   (18.2%)

All Other
Countries            $    903,957     $    992,672    $    (88,715)    (8.9%)


The decrease during the six months ended March 31, 2007 in U.S. revenue is due to a general decrease across all regions previously serviced in the United States of America, mainly attributable to the unusually warm winter season discussed earlier. The decrease during the six months ended March 31, 2007 in other countries is due to a decrease of sales in Europe.


Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the first six months ended March 31, 2007.
Cash and cash equivalents were $1,679,731 as of March 31, 2007 compared to $450,857 as of September 30, 2006. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.
In the six months ended March 31, 2007 we made approximately $143,000 in capital expenditures, received approximately $45,000 from the sale of capital equipment, and paid approximately $285,000 of long-term debt principal. By the end of fiscal 2007 management expects total capital expenditures to approximate $750,000.

Working Capital

Net working capital was $6,740,413 at March 31, 2007 compared to $6,418,381 at September 30, 2006. The change in working capital is primarily due to the following:

                         Balance        Balance            Increase/  Percent
                     March 31, 2007   September 30, 2006  (Decrease)   Change
-----------------------------------------------------------------------------
Cash and
cash
equivalents          $ 1,679,731      $  450,857          $ 1,228,874   272.6%

Accounts
receivable             1,125,954       1,865,099             (739,145)  (39.6%)

Inventories            5,061,466       5,090,039              (28,573)   (0.6%)

Income
taxes
receivable               127,630         235,275             (107,645)  (45.6%)

Prepaid
expenses                 318,309         189,844              128,465    67.7%

Accounts
payable                  395,590         326,378               69,212    21.2%

Accrued
expenses                 674,247         610,279               63,968    10.5%

Current
portion of
bank notes
payable                  601,185         579,485               21,700     3.7%


Long-Term Debt

On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018 for Note One and until April 2011 for Note Two, which include principal and interest (7.375% as of March 31, 2007) for Note One and principal and interest (7.375% as of March 31, 2007) for Note Two, with a final payment upon maturity on April 25, 2018 for Note One and April 25, 2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At March 31, 2007 and 2006, $3,194,394 and $3,375,429, respectively, were outstanding for Note One and $1,817,766 and $2,195,308, respectively, were outstanding for Note Two. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

Line of Credit

On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (8.75% at March 31, 2007) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008. At March 31, 2007 and 2006, no balance was outstanding on the Line of Credit.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At March 31, 2007, the Company met all of the required financial ratios.

Warrants

The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the six months ended March 31, 2007, none of the 40,000 warrants were exercised. The proceeds are to be applied to the outstanding balance on the Notes.

Capital Resources

Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during the remainder of fiscal year 2007. Management is currently analyzing two business expansion opportunities that, if approved, would require significant capital expenditures. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations and capital expenditure requirements for at least the next twelve months, including one or both of the business expansion opportunities being analyzed currently. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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



Part II - Other Information

Item 1.  Legal Proceedings

Prior to the merger, Simonsen Iron Works Inc. was named a defendant in a wage discrimination lawsuit filed by Lori Christenson in the Iowa District Court in and for Clay County, IA (Case No. LACV 25639) that was filed on November 13, 2003. The suit was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge. Upon a motion for summary judgment sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of fiscal 2005. At that time the court allowed the retaliatory discharge claim but Simonsen subsequently filed a motion to reconsider and dismiss this charge as well. During the first quarter of fiscal 2006 the court ruled on this motion to reconsider and denied the motion, the remaining portion of the case is presently set to go to trial in late July, 2007. Simonsen's, and now the Company, have contested the case vigorously and do not expect its outcome to have a material impact on its financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(3.3) Amended and Restated Bylaws of the Corporation, as amended through May 7, 2007.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2007.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Randy Kempf
		Randy Kempf
		Principal Executive Officer and President


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2007.

By:	/s/ Randy Kempf		Principal Executive Officer and President
	Randy Kempf

By:     /s/ David Davis         Principal Financial Officer and
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
	F.L. Miller

By:	/s/ Jim Danbom		Director
	Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
	Rod Simonson

By:	/s/ Alan Bailey		Director
	Alan Bailey

By:	/s/ Jan Danbom		Director
	Jan Danbom