Form 10QSB
period 2007-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2007-08-14
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-QSB


         (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007


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


                     1701 38th Ave W, Spencer, Iowa 51301
-----------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (712) 262-4191
-----------------------------------------------------------------------------
                         (Issuer's telephone number)

                     2188 Hwy 86, Milford, Iowa 51351
-----------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 3, 2006 was 7,350,008 and there were 586 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

Cycle Country Accessories Corp.
Index to Form 10-QSB



Part I   Financial Information                                          Page
                                                                        ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - June 30, 2007................2


         Condensed Consolidated Statements of Income - Three Months and Nine
         Months Ended June 30, 2007 and 2006.................................3


         Condensed Consolidated Statements of Cash Flows - Nine Months
         Ended June 30, 2007 and 2006 .......................................5


         Notes to Condensed Consolidated Financial Statements................7



Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................11

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

Item 4. Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information...................................................22

Item 6.  Exhibits ...........................................................22


Signatures...................................................................23

Part I   Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2007
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                     $     920,947
   Accounts receivable, net                                            857,663
   Inventories                                                       5,313,996
   Income taxes receivable                                             286,431
   Deferred income taxes                                               103,409
   Prepaid expenses and other                                          301,642
                                                                 --------------
            Total current assets                                     7,784,088
                                                                 --------------

Property, plant, and equipment, net                                 13,019,946
Intangible assets, net                                                 162,457
Goodwill                                                             4,890,146
Other assets                                                            39,165
                                                                 --------------
                  Total assets                                   $  25,895,802
                                                                 ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                              $    286,645
    Accrued expenses                                                   484,560
    Accrued interest payable                                             4,916
    Current portion of bank notes payable                              612,337
                                                                 --------------
           Total current liabilities                                 1,388,458
                                                                 --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                         4,253,321
    Deferred income taxes                                            2,505,067
                                                                 --------------
                  Total liabilities                                  8,146,846
                                                                 --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                           -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,350,008 shares issued and outstanding                 735
    Additional paid-in capital                                      14,495,034
    Retained earnings                                                3,253,187
                                                                 --------------
           Total stockholders' equity                               17,748,956
                                                                 --------------
Total liabilities and stockholders' equity                       $  25,898,802
                                                                 ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                               Three Months Ended June 30,
                                               2007                  2006
                                          --------------        --------------
                                           (Unaudited)           (Unaudited)
Revenues:
 Net sales                                $   2,521,267         $   3,050,999
 Freight income                                  19,989                31,137
                                          --------------        --------------
       Total revenues                         2,541,256             3,082,136
                                          --------------        --------------
Cost of goods sold                           (1,955,348)           (1,904,109)
                                          --------------        --------------
       Gross profit                             585,908             1,178,027
                                          --------------        --------------
Selling, general, and administrative
   expenses                                  (1,012,278)           (1,121,580)
                                          --------------        --------------
      Income (loss) from operations            (426,370)               56,447
                                          --------------        --------------
Other Income (Expense):
  Interest expense                              (91,844)             (104,746)
  Interest income                                13,869                 6,087
  Miscellaneous                                   8,132                   175
                                          --------------        --------------
      Total other expense                       (69,843)              (98,484)
                                          --------------        --------------
      Income (loss) before provision
         for income taxes                      (496,213)              (42,037)
                                          --------------        --------------
Benefit from income taxes                       158,801                44,778
                                          --------------        --------------
      Net income (loss)                   $    (337,412)        $       2,741
                                          ==============        ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      7,350,008             7,287,508
                                          ==============        ==============
   Diluted                                    7,350,008             7,287,508
                                          ==============        ==============
Earnings per common share:
   Basic                                  $       (0.05)        $        0.00
                                          ==============        ==============
   Diluted                                $       (0.05)        $        0.00
                                          ==============        ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                Nine Months Ended June 30,
                                               2007                2006
                                          --------------       --------------
                                           (Unaudited)          (Unaudited)
Revenues:
 Net sales                                $   9,929,394        $  11,990,899
 Freight income                                  65,162               92,403
                                          --------------       --------------
       Total revenues                         9,994,556           12,083,302
                                          --------------       --------------
Cost of goods sold                           (6,895,445)          (7,274,526)
                                          --------------       --------------
       Gross profit                           3,099,111            4,808,776
                                          --------------       --------------
Selling, general, and administrative
   expenses                                  (3,058,113)          (3,701,960)
                                          --------------       --------------
      Income from operations                     40,998            1,106,816
                                          --------------       --------------
Other Income (Expense):
  Interest expense                             (283,598)            (349,132)
  Interest income                                37,259               25,333
  Miscellaneous                                  45,519               21,272
                                          --------------       --------------
      Total other income (expense)             (200,820)            (302,527)
                                          --------------       --------------
      Income (loss) before provision
         For income taxes                      (159,822)             804,289
                                          --------------       --------------
Benefit from (Provision for)
  income taxes                                   51,156             (259,899)
                                          --------------       --------------
      Net income (loss)                   $    (108,666)       $     544,390
                                          ==============       ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      7,345,498            7,266,758
                                          ==============       ==============
   Diluted                                    7,345,498            7,266,758
                                          ==============       ==============
Earnings per common share:
   Basic                                  $       (0.02)       $        0.07
                                          ==============       ==============
   Diluted                                $       (0.02)       $        0.07
                                          ==============       ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Nine Months Ended June 30,
                                               2007                2006
                                          --------------       --------------
                                           (Unaudited)          (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $    (108,666)       $  544,390
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           609,506           625,492
         Amortization                            10,928            15,953
         Inventory reserve                       27,000           (42,125)
         Gain on sale of equipment              (30,249)          (18,803)
         (Increase) decrease in assets:
            Accounts receivable, net          1,007,437           955,453
            Inventories                        (250,958)         (986,694)
            Income taxes receivable             (51,156)          (98,452)
            Prepaid expenses and other          (33,419)           90,691
         Increase (decrease) in liabilities:
            Accounts payable                    (39,732)          (84,185)
            Accrued expenses                    (95,368)         (282,477)
            Accrued interest payable               (436)           (1,218)
                                          --------------       --------------
Net cash provided by
   operating activities                       1,044,887           718,025
                                          --------------       --------------
Cash Flows from Investing Activities:
   Purchase of equipment                       (204,956)         (453,499)
   Proceeds from sale of equipment               61,605            56,751
                                          --------------       --------------
Net cash used in
   investing activities                        (143,351)         (396,748)
                                          --------------       --------------
Cash Flows from Financing Activities:
   Payments on bank notes payable              (431,446)       (1,362,760)
   Payment of loan costs                           -               (7,500)
                                          --------------       --------------
Net cash used in
   financing activities                        (431,446)       (1,370,260)
                                          --------------       --------------
Net increase (decrease) in cash and
   cash equivalents                             470,090        (1,048,983)

Cash and cash equivalents, beginning of
   period                                       450,857         1,225,768
                                          --------------       --------------
Cash and Cash Equivalents, end of
   period                                 $     920,947        $  176,785
                                          ==============       ==============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                Nine Months Ended June 30,
                                               2007                 2006
                                          --------------       --------------
                                           (Unaudited)          (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $     284,034        $    245,604
                                          ==============       ==============
      Income taxes                        $        -           $    403,129
                                          ==============       ==============
Supplemental schedule of non-cash investing and financing activities:

  Issuance of common stock for
     payment of CEO bonus                 $      25,000        $        -
                                          ==============       ==============
  Issuance of common stock for
     payment of consultant fees           $      92,500        $        -
                                          ==============       ==============
  Issuance of common stock for
     payment of director fees             $         -          $      6,000
                                          ==============       ==============
  Issuance of common stock under
     price protection provision in
     acquisition agreement for
     Simonsen Iron Works, Inc.            $         -          $        -   (1)
                                          ==============       ==============


(1)	resulted in reclassifying par value of the additional shares issued to common stock account from additional paid in capital account only.




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 and 2006
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2006 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at June 30, 2007 are summarized as follows:

             Raw materials                              $   2,521,473
             Work in progress                                 251,954
             Finished goods                                 2,540,569
                                                        --------------
                Total inventories                       $   5,313,996
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

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 and 2006
(Unaudited)


4.   Accrued Expenses:

The major components of accrued expenses at June 30, 2007 are summarized as follows:

             Distributor rebate payable                 $      44,031
             Accrued salaries and related benefits            239,435
             Accrued warranty expense                          45,000
             Accrued real estate tax                          139,340
             Royalties payable                                  5,254
             Accrued director fees                             11,500
                                                        --------------
                Total accrued expenses                  $     484,560
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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended June 30, 2007 and 2006:

                                                For the three months                           For the nine months
                                                ended June 30, 2007                            ended June 30, 2007
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income available to common
     stockholders                             $  (337,412)    7,350,008     $   (0.05)  $   (108,666)    7,345,498    $   (0.02)
                                                                               ========                                  ========
Effect of Dilutive Securities
Warrants                                              -             -                            -             -
                                              -------------  -----------                ---------------  -----------
Diluted EPS
Income available to common
     stockholders                            $   (337,412)    7,350,008     $   (0.05)  $   (108,666)    7,345,498    $   (0.02)
                                                 =========   ===========      ========     ==========   ===========      ========








Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 and 2006
(Unaudited)

5.   Earnings Per Share (continued):



                                                For the three months                           For the nine months
                                                ended June 30, 2007                            ended June 30, 2007
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income available to common
     stockholders                            $    2,741       7,287,508      $   0.00    $    544,390    7,266,758      $   0.07
                                                                              ========                                   ========
Effect of Dilutive Securities
Warrants                                            -              -                             -            -
                                             -----------     ----------                 ------------    ----------
Diluted EPS
Income available to common
     stockholders                            $    2,741       7,287,508      $   0.00    $    544,390    7,266,758      $   0.07
                                               =========     ===========      ========      ==========  ===========      ========


6.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf cars and light-duty trailers. Weekend Warrior, previously Lawn and Garden, is engaged in the design, assembly, and sale of utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, and soft goods. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in
Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006. Key revenues as a percentage of ATV Accessories total revenue and/or the Company's consolidated total revenues for the three and nine months ended June 30, 2007 and 2006 are as follows;

                            Three months ended            Nine months ended
                                June 30,                       June 30,

                            2007          2006            2007       2006
                         -----------------------------------------------------
Snowplow blades to ATV
Accessories                  18%           39%             53%        62%

Snowplow blades to
Company's consolidated
total                        10%           25%             37%        45%

Mowers to ATV Accessories    21%           20%              4%         6%

Mowers to Company's
consolidated total           12%           13%              3%         4%

Oil filters and oil coolers
to ATV Accessories           11%           10%              4%         5%

OEM products, including
John Deere, Land Pride,
and Masterlock to
ATV Accessories              18%            9%             16%        11%

OEM products, including
John Deere, Land Pride,
and Masterlock to
Company's consolidated
total                        10%            6%             11%         8%

Plastic Wheel Covers to
Company's consolidated
total                        22%           17%             15%        11%

Contract Manufacturing to
Company's consolidated
total                        23%           17%             14%        11%

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 and 2006
(Unaudited)

6.   Segment Information (continued):

The following is a summary of certain financial information related to the three segments during the three months and nine months ended June 30, 2007 and 2006:


                              Three months ended            Nine months ended
                                   June 30,                       June 30,

                              2007           2006            2007            2006
Total revenues by segment
   ATV Accessories            $  1,368,784   $  1,956,732    $ 6,986,216    $   8,710,538
   Plastic Wheel Covers            567,547        536,855      1,546,810        1,360,239
   Weekend Warrior                  73,530         66,436        306,406          734,867
   Contract Manufacturing          575,688        531,929      1,357,892        1,385,056
                              -------------  -------------   ------------   --------------
     Total revenues by segment   2,585,549      3,091,952     10,197,324       12,190,700
   Freight income                   19,989         31,137         65,162           92,403
   Sales allowances                (64,282)       (40,953)      (267,930)        (199,801)
                              -------------  -------------   ------------   --------------
     Total revenues           $  2,541,256   $  3,082,136    $ 9,994,556    $  12,083,302
                              =============  =============   ============   ==============

Operating profit by segment
   ATV Accessories             $   817,399   $  1,226,034    $ 3,800,562    $   4,966,774
   Plastic Wheel Covers            474,492        223,371        912,185          570,768
   Weekend Warrior                  24,462         24,876        134,394          310,139
   Contract Manufacturing          338,683        165,125        738,818          529,580
   Freight income                   19,989         31,137         65,162           92,403
   Sales allowances                (64,282)       (40,953)      (267,930)        (199,801)
   Factory overhead             (1,024,835)      (451,563)    (2,284,080)      (1,461,087)
   Selling, general, and
    administrative              (1,012,278)    (1,121,580)    (3,058,113)      (3,701,960)
   Interest Income (expense),
    net                            (77,975)       (98,659)      (246,339)        (323,799)
   Other income (expense),
    net                              8,132            175         45,519           21,272
   Provision for income taxes      158,801         44,778         51,156         (259,899)
                              -------------  -------------   ------------   --------------
     Net income                $  (337,412)  $      2,741    $  (108,666)   $     544,390
                              =============  =============   ============   ==============








The following is a summary of the Company's revenue in different geographic areas during the three months and nine months ended June 30, 2007 and 2006:



                          Three months ended June 30,    Nine months ended June 30,
                              2007         2006               2007          2006
                          ----------------------------    --------------------------

United States of America   $    2,101,166   $   2,669,082   $  8,650,509   $  10,677,576
Other countries                   440,090         413,054      1,344,047       1,405,726
                          ----------------  --------------  -------------  --------------
  Total revenue            $    2,541,256   $   3,082,136   $  9,994,556   $  12,083,302
                               ===========     ===========    ===========    ============



As of June 30, 2007, all of the Company's long-lived assets are located in the United States of America.

There were no ATV Accessories sales to major customers which exceeded 10% of net revenues during the three months ended June 30, 2007. ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 15.4% of net revenues during the three months ended June 30, 2006. Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the three months ended June 30, 2007 or 2006.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 and 2006
(Unaudited)

6.   Segment Information (continued):

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 14.1% of net revenues during the nine months ended June 30, 2007, and approximately 14.4% and 11.3% each of net revenues during the nine months ended June 30, 2006. Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the nine months ended June 30, 2007 or 2006.


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

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at June 30, 2007 and found no impairment.

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

Distributor Rebate Payable - Effective April 1, 2007, the Company implemented a new distributor rebate program based on quarterly sales orders that includes a much broader range of eligible products. The Company records a liability for the expected cost of offering the quarterly rebate program to certain eligible distributors. The rebate liability is calculated and recognized as eligible ATV accessory products are ordered and recorded into our system as sales orders that meet delivery and other program requirements. The Program provides for a tiered rebate structure ranging from 1% to 7% based on orders for eligible products placed during each quarterly period that meet program requirements. The Program rebate is provided to the applicable distributors as a credit against future purchases of the Company's products.

Prior to April 1, 2007, the Company recorded a liability for the expected cost of offering an annual rebate program to certain eligible distributors. The rebate liability was calculated and recognized as eligible ATV accessory products were sold based upon factors surrounding the activity and prior experience of the eligible distributors. The Program provided for a 7% rebate on purchases of certain eligible products during the Program period if certain pre-determined cumulative purchase levels were obtained. The Program rebate was provided to the applicable distributors as a credit against future purchases of the Company's products.

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At June 30, 2007, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.


OVERALL RESULTS OF OPERATIONS - Three Months Ended June 30, 2007 and 2006




                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007             2006          $             %
                     --------------------------------------------------------

Revenue               $   2,541,256   $   3,082,136    $  (540,880)   (17.5%)
Cost of goods sold    $   1,955,347   $   1,904,109    $    51,238      2.7%
Gross profit          $     585,909   $   1,178,027    $  (592,118)   (50.3%)
Gross profit %              23.1%            38.2%                    (15.1%)

The decrease in revenues for the three months ended June 30, 2007 was mainly attributable to our ATV accessories business segment, which had a decrease in sales of approximately 30% this quarter compared to the same quarter last year. However, each of our other three business segments experienced increases in sales for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Contract Manufacturing increased approximately 8%, Weekend Warrior increased approximately 11%, and our Plastic Wheel Cover business segment increased approximately 6%. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in factory overhead as management updated and revised its overhead allocation pool and burden rates. With the implementation of new burden rates and overhead allocation methods there was an adjustment made during this quarter to adjust the year to date figures to reflect correct numbers based on the new rates and new allocations that caused the third quarter of Fiscal 2007 to reflect a significant decrease in the overall gross profit as a percentage of revenue. The decrease in sales for the ATV Accessories segment was mainly attributable to blade sales decreasing approximately 68% and sprayer sales decreasing approximately 83%. Increases in our Weekend Warrior, Plastic Wheel Covers, and our Contract Manufacturing segments continue to provide support that the initiatives and growth strategies management has implemented and continues to develop are, and will, generate growing, sustainable revenues going forward for the remainder of Fiscal 2007 and beyond. While Cycle Country is known for its snowplow blades and the blades have historically been the largest component of our total revenue, our new business plan acknowledges the seasonality of our sales and places major emphasis on aggressive development of new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality.



                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007             2006          $             %
                     --------------------------------------------------------
Selling, general
and
administrative
expenses             $   1,012,278    $  1,121,580     $ (109,302)    (9.7%)

As a percentage of revenue, selling, general, and administrative expenses were 39.8% for the three months ended June 30, 2007 compared to 36.4% for the three months ended June 30, 2006. The significant changes in operating expenses for the third quarter of Fiscal 2007 as compared to the third quarter of Fiscal 2006 were; depreciation and amortization decreased approximately $108,500, or 66%, other professional fees decreased approximately $73,800, or 68%, and investor relations expense increased approximately $63,100, or 100%. The decrease in depreciation and amortization was due in part to the updated and revised burden rates discussed above. The increase in investor relations expense was due to the company engaging an investor relations consultant beginning in July of 2006 after going several months without the services of an investor relations consultant prior to that time.




                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007             2006          $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                $    22,001      $    6,262      $  15,739       251.0%

Interest expense      $    91,844      $  104,746      $ (12,902)      (12.3%)

The increase in interest and miscellaneous income was primarily due to an increase in interest income of approximately $7,800 and gain on sale of assets of approximately $7,900 during the three months ended June 30, 2007 versus the same three months of Fiscal 2006. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense over the remaining quarters of Fiscal 2007 should continue to decrease as the principal balances continue to decrease under fixed rate notes.


OVERALL RESULTS OF OPERATIONS - Nine months Ended June 30, 2007 and 2006



                       Nine Months    Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007             2006          $             %
                     --------------------------------------------------------

Revenue               $   9,994,556   $ 12,083,302     $ (2,088,746)   (17.3%)
Cost of goods sold    $   6,895,445   $  7,274,526     $   (379,081)    (5.2%)
Gross profit          $   3,099,111   $  4,808,776     $ (1,709,665)   (35.6%)
Gross profit %               31.0%         39.8%                        (8.8%)

The decrease in revenues for the nine months ended June 30, 2007 was mainly attributable to a decrease in ATV Accessories sales of 22% and a decrease in our Weekend Warrior business segment sales of 58% as compared to the nine months ended June 30, 2006. The Plastic Wheel Cover segment posted an increase in sales of 14% while Contract Manufacturing decreased slightly by 2% from Fiscal 2006 to Fiscal 2007. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in factory overhead as management updated and revised its overhead allocation pool and burden rates.
We attribute the significant decrease in ATV Accessory and Weekend Warrior sales for the first nine months of Fiscal 2007 as compared to the first nine months of Fiscal 2006 to an unusually warm winter season. With no early season snowfall or measurable in-season snowfall across the country to stimulate snowplow sales, ATV Accessory distributor orders were significantly below normal during our first and second quarters of Fiscal 2007. In fact, the unusually warm winter negatively impacted snowplow sales to the extent that only a few ATV Accessory distributors were able to reach their rebate sales goals, the majority of our distributors could not reach their sales goals and forfeited their rebates. While Cycle Country is known for its snowplow blades and the blades have historically been the largest component of our total revenue, our new business plan acknowledges the seasonality of our sales and places major emphasis on aggressive development of new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The increase in Wheel Cover revenues can be attributed to continued success of our 'SS' wheel cover and our new 'A/T ' wheel cover released during the third quarter of Fiscal 2007, as well as increased sales to OEMs and distributors.



                       Nine Months    Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007             2006          $             %
                     --------------------------------------------------------
Selling, general
and
administrative
expenses               $   3,058,113  $   3,701,960    $  (643,847)   (17.4%)

As a percentage of revenue, selling, general, and administrative expenses were 30.6% for the nine months ended June 30, 2007 and for the nine months ended June 30, 2006. The significant changes in operating expenses for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006 were; employee wage expense decreased approximately $97,700, or 10%, payroll taxes decreased approximately $84,400, or 54%, depreciation and amortization decreased approximately $323,100, or 65%, employee health insurance expense decreased approximately $160,900, or 72%, other professional fees decreased approximately $111,400, or 45%, fuel and fuel tax expense decreased approximately $48,000, or 74%, and investor relations expense increased approximately $190,500, or 100%. The accrual of 19 weeks of wages owed to the former CEO under the employment agreement and payment of initial wages to our interim CEO were the main causes for employee wage expense being higher in the first nine months of Fiscal 2006 as compared to the same period of Fiscal 2007. The decreases in health insurance, payroll taxes, and depreciation and amortization expense was due to the updated and revised burden rates discussed above. The decrease in fuel expense was due to the Company reducing its truck fleet down to one semi and a few trailers for interplant product shuttling and short distance hauling. By eliminating 4 semis, a handful of trailers and switching from a prepaid freight program to a freight collect program, management has been able to realize over $250,000 in cost savings since beginning the fleet reduction during the second quarter of Fiscal 2006. There has been no adverse reaction communicated to us by our distributors. In fact, many of our distributors are pleased with the change as we can now ship more truckloads per week and the distributor has more flexibility in choosing when they want to take delivery. The increase in investor relations expense was due to the company engaging an investor relations consultant beginning in July of 2006 after going several months without the services of an investor relations consultant prior to that time.



                       Nine Months    Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007             2006          $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                $   82,778      $   46,605       $  36,173        77.6%
Interest expense      $  283,598      $  349,132       $ (65,534)      (18.8%)

The increase in interest and miscellaneous income was primarily due to an increase in interest income of approximately $11,900, or 47%, the gain on sale of assets of approximately $11,400, or 61%, and lease income of $10,000, or 100%, from the leasing of our truck bay during the nine months ended June 30, 2007 versus the same nine months of Fiscal 2006. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense over the remaining quarters of fiscal 2007 should continue to decrease as the principal balances continue to decrease under fixed rate notes.

Looking ahead to the remainder of Fiscal 2007 we project overall revenues for the last quarter to finish slightly below the fourth quarter of last year as snowplow blade sales will come in slightly above normal levels but Weekend Warrior and various new product revenues will come in lower than originally forecasted. The very late season snowfalls of last winter have fairly well emptied the warehouses of our distributors and dealers of our snowplow blades such that we are projecting strong early season orders during our fourth quarter of Fiscal 2007. With opportunities such as providing production and after-market accessories for golf car OEM utility vehicles and golf cars, a newly released A/T style plastic wheel cover, and additional contract manufacturing work requiring a limited second shift, management projects growth for our Plastic Wheel Cover and Contract Manufacturing business segments for the last quarter of Fiscal 2007. Gross profits will remain steady in the 32-35% of revenue range as production costs and synergies are maintained or improved upon. We project selling, general and administrative expenses during the remainder of Fiscal 2007 to be 25-30% of total revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing the efficiencies the recently implemented new Enterprise Resource Planning (ERP) software will provide us, all while maintaining a consistent level of administrative support.



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

ATV ACCESSORIES - Three Months Ended June 30, 2007 and 2006

                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007            2006          $             %
                     --------------------------------------------------------
Revenue              $   1,368,784    $   1,956,732   $  (587,948)    (30.0%)

Cost of goods sold   $     551,385    $     730,698   $  (179,313)    (24.5%)

Gross profit         $     817,399    $   1,226,034   $  (408,635)    (33.3%)

Gross profit %              59.7%             62.7%                    (3.0%)

The decrease in ATV Accessories revenue for the third quarter of Fiscal 2007 was primarily due to blade sales decreasing approximately $524,700, or 68%, as compared to the third quarter of Fiscal 2006. The decrease was primarily due to a distributor not ordering several truckloads of winter product during the latter part of the third quarter has they had done the previous two years. Also contributing to the decrease in revenue was sprayer sales decreased approximately $93,200, or 83%, as an overseas distributor did not order their custom sprayer in large quantities as they had for the last several years.

The decrease in gross profit as a percentage of revenue was mainly attributable to the larger mix of products with lower gross margins that sold this quarter compared to the same quarter last year. The decreased gross profit was also due in part to the reallocation of burden and overhead as discussed in the "Overall Results of Operations" section above.

PLASTIC WHEEL COVERS - Three Months Ended June 30, 2007 and 2006



                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007            2006          $             %
                     --------------------------------------------------------
Revenue              $   567,546      $   536,855     $   30,691       5.7%

Cost of goods sold   $    93,055      $   313,484     $ (220,249)    (70.3%)

Gross profit         $   474,492      $   223,371     $  251,121     112.4%

Gross profit %            83.6%            41.6%                      42.0%

The increase in revenues was mainly due to sales of our new 'SS' Wheel Cover and our newly released 'A/T' Wheel Cover of approximately $171,700 and $45,200 , respectively, that offset decreased sales of our traditional wheel covers. Management estimates that these new wheel covers will continue to show growth in revenues during the fourth quarter of Fiscal 2007 and beyond. Management is projecting revenues for the fourth quarter to exceed the fourth quarter of last fiscal year by approximately 3-4%. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment.

A portion of the increase in gross profit was due to the better margins earned on the new wheel covers we have introduced, including the 'SS' and the 'A/T', as well as the investment in new molds for our turbines that utilizes 32% less plastic material and work effectively with a lower cost raw plastic. With the implementation of new burden rates and overhead allocation methods there was an adjustment made during this quarter to adjust the year to date figures to reflect correct numbers based on the new rates and new allocations that has caused a significant increase in the gross profit for this quarter.

WEEKEND WARRIOR - Three Months Ended June 30, 2007 and 2006


                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007            2006          $             %
                     --------------------------------------------------------

Revenue              $     73,530      $    66,436    $     7,094     10.7%

Cost of goods sold   $     49,068      $    41,560    $     7,508     18.1%

Gross profit         $     24,462      $    24,876    $      (414)    (1.7%)

Gross profit %             33.3%             37.4%                    (4.1%)

The increase in revenues was attributable to an increase in sales primarily to PEP Boys as their restocking shipments were up slightly from last year. With the newly patented universal plow system, a two-wheel weed and brush mower, a safari rack, and other new products, management now has Weekend Warrior set with a complete product line that can compete with the current brands in the small-box retail markets. Management believes this segment does have the largest long-term growth potential, and it is anticipated that Fiscal 2008 will see the beginnings of this growth as a new independent sales rep agency has been added to the sales team for this segment that has numerous contacts within the small box store retail arena and years of success selling products in this arena. The decrease in gross profit, as a percentage of revenue, for the third quarter of Fiscal 2007 as compared to the third quarter of Fiscal 2006 was mainly due to the product mix sold this quarter that had lower gross margins than the same quarter last year.


CONTRACT MANUFACTURING - Three Months Ended June 30, 2007 and 2006


                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007            2006          $             %
                     --------------------------------------------------------

Revenue               $   575,688     $   531,929     $   43,759       8.2%

Cost of goods sold    $   237,005     $   366,805     $ (129,800)    (35.4%)

Gross profit          $   338,683     $   165,125     $  173,558     105.1%

Gross profit %             58.8%           31.0%                      27.8%

This business segment was formally created during the first quarter of Fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment.
The increase in Contract Manufacturing revenues was due to new parts provided to a mixture of new customers and current customers of approximately $47,200. The recently added Manufacturer's Rep. agencies that cover the upper and middle Midwestern states continue to generate a significant increase in new quoting opportunities from new customers as well as past and current customers. Management is projecting that this segment will generate approximately $2 million in revenue in Fiscal 2007. Gross margin increased as management was able to improve the profitability of the parts that were produced and it was also due in part to the reallocation of burden and overhead as discussed in the "Overall Results of Operations" section above. With the implementation of new burden rates and overhead allocation methods there was an adjustment made during this quarter to adjust the year to date figures to reflect correct numbers based on the new rates and new allocations that has caused a significant increase in the gross profit for this quarter.


GEOGRAPHIC REVENUE - Three Months Ended June 30, 2007 and 2006

                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
Country                   2007            2006          $             %
------------------------------------------------------------------------------

United States
of America           $  2,101,166      $  2,669,082     $  (567,916)   (21.3%)

All Other
Countries            $    440,090      $    413,054     $    27,036      6.5%





The increase during the three months ended June 30, 2007 in other countries was primarily due to an increase of sales in Europe. The decrease during the three months ended June 30, 2007 in the Unites States of America was due to reduced sales across all regions serviced by our domestic ATV accessories distributors.

ATV ACCESSORIES - Nine months Ended June 30, 2007 and 2006



                      Nine Months     Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007            2006          $             %
                     --------------------------------------------------------
Revenue               $   6,986,216    $  8,710,538   $ (1,724,322)   (19.8%)

Cost of goods sold    $   3,185,654    $  3,743,764   $   (558,110)   (14.9%)

Gross profit          $   3,800,562    $  4,966,774   $  (1,166,212)  (23.5%)

Gross profit %               54.4%           57.0%                     (2.6%)

The decrease in ATV Accessories revenue for the nine months ended June 30, 2007 was due to an unusually warm winter season. With no early season snowfall or measurable in-season snowfall across the country to stimulate snowplow sales, ATV Accessory distributor orders were significantly below normal during our first and second quarters of Fiscal 2007. In fact, the unusually warm winter negatively impacted snowplow sales to the extent that only a few ATV Accessory distributors were able to reach their rebate sales goals, the majority of our distributors could not reach their sales goals and forfeited their rebates. The decrease in snowplow blade sales was approximately $1,671,000, or 31%, and the other significant decreases were in mower sales with a decrease of approximately $201,400, or 40%, and spreader sales of approximately $139,400, or 69%. However, our newest market, golf car accessories, generated new sales of
approximately $209,700.   The golf car accessories market features
products designed to enhance the look and functionality of golf cars and golf car OEM versions of utility vehicles. While Cycle Country is known for its snowplow blades and the blades have historically been the largest component of our total revenue, our new business plan acknowledges the seasonality of our sales and places major emphasis on aggressive development of new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality.

The decrease in gross profit was mainly attributable to the larger mix of products with lower gross margins that have sold due to the significant drop in blade sales, one of our more profitable and high volume products. Also impacting the gross profit as a percentage of revenue was changes to allocations of burden and factory overhead among our various business segments as management regrouped certain expense items and recalculated the burden and overhead rates of the company.

PLASTIC WHEEL COVERS - Nine months Ended June 30, 2007 and 2006



                      Nine Months     Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007            2006          $             %
                     --------------------------------------------------------
Revenue              $  1,546,810     $  1,360,239    $  186,571      13.7%

Cost of goods sold   $    634,625     $    789,471    $ (154,846)    (19.6%)

Gross profit         $    912,185     $    570,768    $  341,417      59.8%

Gross profit %              59.0%            42.0%                    17.0%

The increase in revenues was mainly due to an increase in sales of our 'SS' wheel cover and sales to OEM golf car manufacturers. 'SS' wheel cover sales so far this fiscal year have been approximately $242,000. The new 'A/T' chrome wheel cover, released during the third quarter of Fiscal 2007 has already generated sales of approximately $45,000. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment.

A portion of the increase in gross profit was due to the better margins earned on the new wheel covers we have introduced, including the 'SS' and the 'A/T', as well as the investment in new molds for our turbines that utilizes 32% less plastic material and work effectively with a lower cost raw plastic. With the implementation of new burden rates and overhead allocation methods there was an adjustment made during the third quarter to adjust the year to date figures to reflect correct numbers based on the new rates and new allocations that has caused an increase in the gross profit year to date.


WEEKEND WARRIOR - Nine Months Ended June 30, 2007 and 2006


                      Nine Months     Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007            2006          $             %
                     --------------------------------------------------------
Revenue              $    306,406     $   734,867     $  (428,461)    (58.3%)

Cost of goods sold   $    172,012     $   424,728     $  (252,716)    (59.5%)

Gross profit         $    134,394     $   310,139     $  (175,745)    (56.7%)

Gross profit %             43.9%           42.2%                        1.7%

The decrease in revenues was attributable to the warm winter season and a decrease in sales to PEP Boys of approximately $459,000 as their restocking shipments were significantly down from last year's initial stocking orders. With the newly patented universal plow system, a two-wheel weed and brush mower, a safari rack, and other new products, management now has Weekend Warrior set with a complete product line that can compete with the current brands in the small-box retail markets. Management believes this segment does have the largest long-term growth potential, and it is anticipated that Fiscal 2008 will see the beginnings of this growth as a new independent sales rep agency has been added to the sales team for this segment that has numerous contacts within the small box store retailer arena and years of success selling products in this arena. The small increase in gross profit, as a percentage of revenue, for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006 was mainly due to the product mix sold this year that yielded better gross margins than the mix of products sold last year.

CONTRACT MANUFACTURING - Nine Months Ended June 30, 2007 and 2006


                      Nine Months     Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007            2006          $             %
                     --------------------------------------------------------

Revenue              $  1,357,892     $  1,385,056    $  (27,164)     (2.0%)

Cost of goods sold   $    619,074     $    855,476    $ (236,402)    (27.6%)

Gross profit         $    738,818     $    529,580    $  209,238      39.5%

Gross profit %             54.4%             38.2%                    16.2%

This business segment was created during the first quarter of fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment.
The small decrease in Contract Manufacturing revenues was due to a mild reduction in orders from customers and a reduction in new quoting opportunities during our second fiscal quarter of 2007. However, the third quarter of Fiscal 2007 posted an 8% increase over the same quarter of last year and a large volume of new business to quote has been received. The recently added Manufacturer's Rep. agencies that cover the upper and middle Midwestern states continue to generate a significant increase in new quoting opportunities from new customers as well as past and current customers. Management believes that this segment has the potential to generate approximately $2 million in revenue in Fiscal 2007. Gross margin increased as management was able to improve the profitability of the parts that were produced. Also impacting the gross profit as a percentage of revenue was changes to allocations of burden and factory overhead among our various business segments as management regrouped certain expense items and recalculated the burden and overhead rates of the company, causing a year to date adjustment to occur in the third quarter of Fiscal 2007 to reflect correct numbers based on the new rates and new allocations.

GEOGRAPHIC REVENUE - Nine months Ended June 30, 2007 and 2006


                      Nine Months     Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
Country                  2007            2006          $             %
------------------------------------------------------------------------------

United States
of America            $    8,650,509  $  10,667,576    $ (2,017,067)   (18.9%)

All Other
Countries             $    1,344,047  $   1,405,726    $    (61,679)    (4.4%)


The decrease during the nine months ended June 30, 2007 in other countries was due to a decrease of sales in Europe. The decrease during the nine months ended June 30, 2007 in the Unites States of America was due to decreased sales across all regions serviced by our domestic ATV accessories distributors and decreased sales by our Weekend Warrior business segment.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the first nine months of Fiscal 2007.

Cash and cash equivalents were $920,947 as of June 30, 2007 compared to $450,857 as of September 30, 2006. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.

In the first nine months ended June 30, 2007 we made approximately $205,000 in capital expenditures, received approximately $61,600 from the sale of capital equipment, and paid approximately $431,400 of long-term debt principal. By the end of Fiscal 2007 management expects total capital expenditures to approximate $250,000.

During the third quarter of Fiscal 2007, as was done during the third quarter of Fiscal 2006, management began to build up inventory levels of certain ATV accessories to help meet the anticipated high volume of orders that occurs during our fourth quarter. This traditionally high volume exceeds the Company's normal production capacity and would cause the Company to incur unnecessary increases in labor and material costs as well as shipping and handling costs if the Company did not have an adequate level of inventory during our fiscal fourth quarter.

Working Capital

Net working capital was $6,395,630 at June 30, 2007 compared to $6,418,381 at September 30, 2006. The change in working capital is primarily due to the following:

                         Balance        Balance            Increase/  Percent
                      June 30, 2007   September 30, 2006  (Decrease)   Change
-----------------------------------------------------------------------------
Cash and
cash
equivalents           $  920,947       $   450,857         $  470,090  104.3%

Accounts
receivable               857,663         1,865,099         (1,007,436) (54.0%)

Inventories            5,313,996         5,090,039            223,957    4.4%

Income
taxes
receivable               286,431           235,275             51,156   21.7%

Prepaid
expenses                 301,642           189,844            111,798   58.9%

Accounts
payable                  286,646           326,378            (39,732) (12.2%)

Accrued
expenses                 489,476           610,279           (120,803) (19.8%)

Current
portion of
bank notes
payable                 612,337            579,485             32,852    5.7%


Long-Term Debt

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018 for Note One and until April 2011 for Note Two, which include principal and interest (7.375% as of June 30, 2007) for Note One and principal and interest (7.375% as of June 30, 2007) for Note Two, with a final payment upon maturity on April 25, 2018 for Note One and April 25,
2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At June 30, 2007 and 2006, $3,146,658 and $3,332,413, respectively, were outstanding for Note One and $1,719,000 and $2,103,372, respectively, were outstanding for Note
Two. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

Line of Credit

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (8.75% at June 30, 2007) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008. At June 30, 2007 and 2006, no balance was outstanding on the Line of Credit.

       The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At June 30, 2007, the Company did not meet the Term Debt Coverage financial ratio.
However, the Company did obtain a waiver of the requirement to meet the Term Debt Coverage ratio for the nine months ended June 30, 2007 from the commercial lender. The Company met all other required financial ratios.

Warrants

       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the six months ended June 30, 2007, none of the 40,000 warrants were exercised. The proceeds, if exercised, are to be applied to the outstanding balance on the Notes.

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

Part II - Other Information


Item 1.  Legal Proceedings

         Prior to the merger, Simonsen Iron Works Inc. was named a defendant in a wage discrimination lawsuit filed by Lori Christenson in the Iowa District Court in and for Clay County, IA (Case No. LACV 25639) that was filed on November 13, 2003. The suite was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge. Upon a motion for summary judgment sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of Fiscal 2005. At that time the court allowed the retaliatory discharge claim but Simonsen subsequently filed a motion to reconsider and dismiss this charge as well. During the first quarter of Fiscal 2006 the court ruled on this motion to reconsider and denied the motion, the remaining portion of the case went to trial during the week of July 30, 2007. The jury returned a verdict in favor of the Company, awarding no monetary amount to the plaintiff, Lori Christensen.

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

         (32.2) Certification of Chief Financial Officer pursuant to
18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2007.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Randy Kempf
            -----------------------
		Randy Kempf
		Principal Executive Officer and President


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2007.

By:	/s/ Randy Kempf		Principal Executive Officer and President
    -------------------------
	Randy Kempf

By:     /s/ David Davis         Principal Financial Officer and
   --------------------------
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
    -------------------------
	F.L. Miller

By:     /s/ Jim Danbom          Director
   --------------------------
       Jim Danbom

By:     /s/ L.G. Hancher Jr.    Director
   --------------------------
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
   --------------------------
	Rod Simonson

By:	/s/ Alan Bailey		Director
   --------------------------
	Alan Bailey

By:    /s/ Jan Danbom           Director
   --------------------------
      Jan Danbom