Form 10KSB
period 2007-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2007-12-28
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-KSB

         (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

                    1701 38th Avenue West, Spencer, Iowa 51301
---------------------------------------------------------------------
                    (Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes [   ]  No [X]

The Company's revenues for the year ended September 30, 2007 were $14,214,250.

As of December 19, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a closing price of $1.71 per share held by non-affiliates on December 19,
2007) was $6,544,002.

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of December 19, 2007 was 6,006,415.

Transitional Small Business Disclosure Format (check one): Yes [  ];
No [X]

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

GENERAL

	Cycle Country Accessories Corp. (a Nevada corporation) was incorporated in the State of Nevada on August 15, 2001 as a C corporation. On August 21, 2001, we entered into an agreement to purchase all of the outstanding common stock of Cycle Country Accessories Corp. (an Iowa corporation) for $4,500,000 in cash and 1,375,000 shares of our common stock. Cycle Country Accessories Corp. (an Iowa corporation) was originally incorporated on August 8, 1983 and is headquartered in Spencer, Iowa. In addition, on August 14, 2001, Cycle Country Accessories Corp. (an Iowa corporation) merged with Okoboji Industries Corporation. Okoboji Industries Corporation manufactured the plastic wheel covers for what is considered our Plastic Wheel Cover segment. As a result of these transactions we are the Successor Company to the business of both companies.

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

       On November 14, 2007 the company sold its Milford, Iowa property to the company's founders, Jim and Jan Danbom in exchange for all of their Cycle Country common shares. The total number of shares was 1,410,730 with a value on the closing date of the transaction of $2,581,636. The company now leases approximately 90% of the facility from the Danboms under a three year triple net lease that contains two one year renewal options. The annual lease cost is $185,104 payable in monthly installments. The company placed the common shares acquired into treasury stock to be used at a later date for acquisitions, mergers, or major capital additions that may arise in the future.

	We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, oil filters and oil coolers, baskets and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat, Bombardier, and others. We design, engineer, assemble, and manufacture a majority of the accessory products at our Spencer facility. Our Milford facility serves as our light manufacturing, warehousing, and shipping facility. We completed the relocation of our corporate headquarters during the first quarter of fiscal 2007 to our Spencer facility from our Milford facility.

	We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We sell our products to 9 distributors in the United States, most of which have sold our products continuously for the past 26 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 11 international distributors distributing our products to over 30 countries.

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

       Additionally, we are successfully continuing to provide contract manufacturing services at our Spencer facility to outside manufacturers. We intend to continue growing this market by promoting the capabilities and unique manufacturing processes the Spencer facility can provide to other manufacturers.

	Our three largest customers accounted for approximately 33% of our net sales in the year ended September 30, 2007. All three customers have represented a significant amount of our business every year for the past 21 years. While the percentage of total net sales these customers represent should decrease as our sales grow in other areas, such as Weekend Warrior, we do anticipate these customers will continue to represent a significant amount of our business.

INDUSTRY OVERVIEW

       ATV Accessories:

       In today's ATV market there are several OEM's competing for market share. Honda has been the world leader followed by Polaris, Yamaha, Kawasaki, Suzuki, Arctic Cat and Bombardier. According to the Motorcycle Industry Council (MIC) and Powersports Business, in 2006 there were approximately 968,000 ATV's sold worldwide. This represented about a 3% decrease from 2005. 2007 worldwide ATV sales are forecasted to drop nearly 5% from 2006 figures, ending at about 920,000 units according to MIC, Powersports Business and A.G. Edwards & Sons estimates. While traditional OEMs are seeing flat to little growth, low-cost nontraditional Asian ATV imports are growing in double-digits with 150,000 to 200,000 units sold for 2005 and could make up about 20% of the industry according to Powersports Business and other industry sources. According to Baird Research 71% of all units sold are Utility, 21% are Sport Quads, and 8% are in the Youth category. We consider the Utility Division to be our target market.


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

       Weekend Warrior (Lawn and Garden):

       According to The Outdoor Power Equipment Institute over 1 million new lawn and garden tractors are sold each and every year. New U.S. UTV sales in 2006 were approximately 250,000, according to Powersports Business and industry sources. Utility vehicle sales continue to be in the double-digits, with North American UTV sales expected to crack the 300,000-unit barrier in 2008, according to Power Products Marketing (PPM). John Deere, Polaris, Yamaha, and Kawasaki are the market leaders, with Arctic Cat, Kubota and other major lawn and garden and construction OEMs in the UTV market, per Powersports Business and industry sources. We make accessories that fit all of the major OEM UTV models, plus others. We sell our products to several equipment manufacturers, dealers and retail outlets within the lawn and garden and utility vehicle markets. We continually work with other manufacturers, dealers, and retail outlets to introduce these accessories into their product lines.

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


COMPANY HISTORY

       Cycle Country's market research has been a continued work in process for the past 26 years and that work still continues today. Our success was accomplished by constant market research and a constant effort to adjust to the changes in the industry. When we started in the ATV accessory industry ATV's were much smaller. They were small 3-wheeled vehicles with two-wheel drive. Today they are powerful 4-wheel drive vehicles capable of doing many more tasks. The ATV industry falls within both the recreational and machinery industry depending on the product and consumer. In 2006, approximately 968,000 units were sold worldwide and there are well over 3 million units on the market today. Prospective ATV buyers lean toward a new purchase because of the strides manufacturers have made in product development. Partly due to our line of utility products the ATV manufacturers have focused their efforts to incorporate four wheel drive and making larger ATV's for greater hauling and work capacity.

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

       Over the last several years, we have expanded into manufacturing injection molded wheel covers primarily for the golf car industry. We are now entering our fifth year in the lawn & garden industry, utilizing some current products as well as creating new items specifically for that industry. Our acquisition five years ago of Weekend Warrior, with its garden utility attachments and retail customer base, has provided us with new products and new markets within the lawn and garden industry. Another acquisition five years ago, Perf-Form Products, Inc., has provided the company with a new line of premium oil filters and oil cooler products that fit very well into our current marketing and distribution channels and is providing us the opportunity to expand into the motorcycle, aviation, and marine industries.

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

       On November 14, 2007 the company sold its Milford, Iowa property to the company's founders, Jim and Jan Danbom in exchange for all of their Cycle Country common shares. The company now leases approximately 90% of the facility from the Danboms under a three year triple net lease that contains two one year renewal options. The annual lease cost is $185,104 payable in monthly installments.


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

       We manufacture, assemble, and package our products from high-quality parts produced primarily at our Spencer facility. The following lists the major ATV accessory products and their proportion of total sales of the ATV accessory segment for the year ended September 30, 2007, which approximates 76% of total company sales: (a) Blades: 58%, (b) Perf-Form oil filters and oil coolers:
4%, (c) Winches and Winch Mounting Kits: 3%, (d) Mowers: 2%, (e) Tillage Equipment: 1%, (f) Sprayers: 1%, (g) Spreaders: 1%. "Other" products comprise the remaining 30% of our sales and comprises some of the following: OEM products (including John Deere and Land Pride): 11%, Golf car accessories: 3%, electric blade lift system:
2%, UTV (side by side units) accessories: 2%.

       Our major ATV accessory products include:

Blades.

       We manufacture five sizes of steel straight blades, which include 42", 48", 54", 60" and 72" models. We also offer 52" and 60" State Plows and a Power Vee blade. Our standard blade configuration features a universal manual lift or a universal electric lift. The blades can also be lifted with a winch. All of our blades come standard with heavy-duty skids, heavy-duty trip
springs, and a limited lifetime warranty.   In 2007 we upgraded our
standard black straight blades to Teflon impregnated, textured paint to improve the blade's performance.

Perf-Form Oil Filters and Oil Coolers

	We manufacture premium oil filters and oil coolers for motorcycles and ATVs. Our filters and coolers fit various models of Harley-Davidson, Ducati, Honda, Yamaha, and other motorcycle and ATV OEMs. In addition, we make an oil filter for the aviation industry. Our oil coolers reduce the running temperature of the oil which industry sources indicate can extend the life of the engine significantly.


Winches and Winch Mounts.

       We offer a complete line of electric winches and winch mounts to fit all ATV models. Models include 1,500, 2,000, 2,500 (new) and 3,000 pound capacity winches. Our winch mounts are designed to receive all of the major brands of ATV winches.

Mowers.

       We offer three mowing systems, the "Quicksilver 54 Finish Cut" mower, the "Rough Cut 48" mower, and the "Rough Cut 44" mower. The Quicksilver 54 is a 54" finish cut mower that can be mounted to the front of an ATV or towed behind any tractor or ATV. It is powered by an 11 horsepower Briggs & Stratton engine. The Rough Cut 48 is a 48" mower that is designed to cut thick weeds and overgrown brush. It's powered by a 13 horsepower engine by Briggs & Stratton and is pulled behind the ATV. The Rough Cut 44 is a smaller version of our Rough Cut 48 and is new for 2007. It features a 10 horsepower Tecumseh engine. The Rough Cuts offer an offset hitch, which allows mowing to the left, right or directly behind the ATV. The Quicksilver 54 and Rough Cut 48 mowers are also available with Honda engines.

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

Spreaders.

       We offer a 100-pound capacity hopper for front or rear mounting. This product is used for spreading everything from fertilizer to seed to salt pellets for winter de-icing. The spreader's flow rate and spread pattern are adjustable. Because the main components are made from polypropylene and stainless steel, the spreader will provide many years of reliable service.

Other.

       Additionally, we offer a wide array of products such as tire chains, CV boot guards, spotlights, trailers, gun racks, steel mesh baskets, and bed lift kits for various utility vehicles.

       Wheel Covers

       We are a leading producer of injection-molded plastic specialty vehicle wheel covers for vehicles such as golf cars, riding lawn mowers and light duty trailers. This segment represents approximately 14% of our total company sales. Wheel cover products include 6", 8", 10", and 12" sizes offered in both hot-stamped and metalized options. Styles include the Turbine, Sport Edition, Maxam, the 'SS', and the new Beadlock A/T Wheel cover. The 'SS' continues to do very well in its second year of production. The Beadlock A/T has done very well in its first year of production and, in fact, has rejuvenated our sales in the lawn mower market. The Beadlock has also crossed over into the UTV market and is becoming popular as an affordable method to improve the look of a UTV with factory standard rims. We plan to continue introducing other new wheel covers modeled after classic automobile "mags".

       Weekend Warrior

       This segment, formerly known as our Lawn and Garden business segment, contains products which feature pull-behind implements, 3-point implements, bed lifts, gun and tool racks, soft goods, and other items designed and built primarily for utility vehicles
(UTVs), utility ATVs, as well as garden tractors. Our products enhance the functionality and versatility of these tractors and utility vehicles. This segment represents approximately 3% of our total company sales. Products include a 64" tandem disc, 60" cultivator, 48 inch and, new for 2007, 44 inch brush cut mowers, 15 and 25 gallon sprayers, spotlight, gun and tool rack, soft goods, bed lift, and a full line of three-point tillage equipment. New for fiscal 2007 was a universal blade system. As growth in the lawn and garden industry and utility vehicle industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment.

       Contract Manufacturing

       This business segment was formally created during the first quarter of fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility, which was formerly Simonsen Iron Works. This segment represents approximately 12% of our total company sales. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses, regionally and nationally, will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment.

PRODUCT DEVELOPMENT

       We have remained competitive and grown over the past years by designing and marketing new products continually. We employ an experienced staff of six product design professionals that work with CAD/CAM technology in the design of new products. This Engineering group serves two primary functions: product retrofitting and new product design. Retrofitting of existing products accounts for roughly 50 percent of the engineers' time. Product development costs were 2% of net sales for fiscal 2007 and 1% for fiscal 2006. Management considers the engineering group a critical factor to the company's future and current success.

       New products introduced in 2007 included: the Beadlock A/T Wheel cover, Weekend Warrior Universal Blade System, Safari Rack and "Tough Kit" for the Yamaha Rhino, motorcycle carrier, the Rough Cut 44, a brush guard, steering column and other "bling" accessories for E-Z-Go side-by-side units, Teflon impregnated textured paint to improve the performance of our black straight blades, and the Quick-Attach blade mounting system. The "Tough Kit" is comprised of a kickplate, steering column cover, and other accessories to dress-up the look of the Rhino.

       We are continually developing and researching new products, processes, and new applications for existing products. We currently have approximately 20 new products or current product improvements slated to be worked on by our Engineering department during fiscal 2008. There are no products presently being developed that will require a material investment of our resources.


PATENTS AND TRADEMARKS

	We maintain trademarks for all of our product names. In 2007 we trademarked "Tough Kit" for use with a grouping of our new UTV accessories. In addition, we maintain patents for wheel covers, 3-point hitches, rack utility boxes, work power lift system, rub block on work power lift, grablight, the 5th wheel trailer, Perf-Form oil filter/cooler, and the Weekend Warrior universal tow frame. We recently patented our Beadlock A/T Wheel cover, the Weekend Warrior Universal Blade System and our Quick-Attach blade mounting system.
We also have begun the process to patent two new products whose patents should be completed and approved in early fiscal 2008.


SUPPLIERS

       During fiscal 2007, the Company did not purchase raw materials from any one vendor that equaled or exceeded 10% of materials used in products sold during the year. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company.
The Company continuously evaluates suppliers to assure that quality, cost and reliability are adequate and to assure ourselves that we have not become dependent on a single supplier for any of our key materials.

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

       During the year ended September 30, 2007, domestic accessory sales represented approximately 60% of our total ATV Accessory sales. For 2007, our largest distributor accounted for 39% of our domestic accessory sales and our five largest distributors accounted for 93% of our domestic accessory sales.

		In cooperation with John Deere, Land Pride, Bristers, and now Textron/E-Z-Go we have developed several products that are now being sold as accessories for John Deere lawn and garden equipment, Land Pride utility vehicles, Bristers utility vehicles, and E-Z-Go side-by-side units. In addition, we had also cooperated with John Deere to provide licensed accessories for its line of discontinued Utility ATV's. Products included bags, plow kits, helmets, gloves, gun rack, grab light, and an ATV cover that Cycle Country manufactured and distributed to authorized John Deere ATV dealers as officially licensed product. We continue to work closely with Deere on other projects and in other areas, including completely redesigned V-blade, straight blade and rear screen for their line of Gators.
We are in our third year of supplying Masterlock branded winch mounts for Masterlock's own brand of winch that is sold primarily in Wal-Mart stores across the country. OEM sales during the year ended September 30, 2007 represent approximately 16% of our total ATV Accessory sales. We intend to continue expanding our associations with John Deere, Land
Pride, Bristers, and Textron/E-Z-Go in the future as well as to seek new opportunities with other similar OEM's.

International Distribution

       We distribute our products internationally through 11 distributors that sell our products in over 30 countries. We have been selling our products internationally for the last 11 years. We were featured in a promotional hardbound book printed in 2006 which was commissioned by the Iowa Department of Economic Development as a tool to promote economic growth internationally and domestically.

       International accessory sales represent approximately 20% of our total ATV Accessory sales during the year ended September 30, 2007. We intend to continue expanding and growing our international sales by supporting growth through our current international distributors and developing relationships with new international distributors. We believe that the international market will continue to be a significant contributor to our long-term sales growth. Powersports Business and other industry sources indicate that ATV sales are projected to be stable for 2007 internationally. Internationally ATVs are viewed more as tools than toys, so they are more multi-use and utility-based according to Mr. Jon Row, press manager at American Honda Motor Co. Inc.

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

       Weekend Warrior:

       We market our Weekend Warrior lawn and garden and utility vehicle accessories mainly by selling to national and regional retail outlets. We also work with lawn and garden equipment and utility vehicle equipment manufacturers to introduce our accessories into their product lines or by creating new accessories for their own product lines. We will continue to pursue opportunities with retail outlets, OEM's and other direct-to-market distribution opportunities to further our growth in this market. Power Products Marketing and other industry sources indicate that Utility Vehicles (side-by-sides) will continue their double-digit growth in 2007 and 2008, cracking the 300,000-unit sales barrier in 2008.


       Contract Manufacturing:

       In early fiscal 2007, we engaged two manufacturer's sales rep. firms to grow and expand our market in Iowa and all of the states surrounding Iowa. Sales to customers are made by the sales rep. firms with quoting and sales support provided by our staff. Current customers include American Athletic Inc. and Husqvarna Turf Care Division. Gaining new business from potential customers as well as existing customers often requires that we submit a cost quote that the customer then accepts or rejects. We believe that contract manufacturing will be a significant contributor to our long-term sales growth.


Sales and Promotion

       ATV Accessories:

       We employ a sales force of six people to market our ATV products, two outside salesmen and 4 inside sales and customer support people. Our primary method of penetrating the market of ATV dealers is to leverage the sales work to the representatives employed by our distributors. These representatives call on every ATV dealer in the United States and each of the over 30 countries represented by our international distributors. We view our job as educating these representatives so they can effectively sell our product line.

       Each year we produce a catalog of our entire product line and make a new video that demonstrates the applicability of our products. Distributors are allowed unlimited quantities of these sales tools. Sales programs such as an early order program that allows for a discount off of distributor price and a quarterly rebate incentive based on quarterly purchases of all of our ATV accessory products are utilized to promote the product line throughout the year.

       Our sales people exhibit at several regional, national and international trade shows each year in conjunction with our distributors. These representatives also travel to each of our domestic distributors each year to demonstrate new products and address concerns that may arise. We attend the Dealernews International Powersports Dealer Expo and the ATV Industry Magazine's ATV Expo to demonstrate our current and new products to our distributors and ATV dealers.

       Golf Market:

       The primary means we use to sell our wheel covers is to attend semi-annual golf industry trade shows, produce a brochure for distribution to interested parties, and use an independent sales representative to call on and market directly to golf car, lawn and garden, and trailer OEMs, distributors, dealers, and national retail outlets. We also leverage the after market sales work to the representatives employed by our distributors to reach golf car dealers and golf courses throughout North America.

       Weekend Warrior

       We utilize an independent sales rep. firm to market our Weekend Warrior products. Our primary method of penetrating the market of OEM's is to make direct contact with potential manufacturers or to follow up on leads brought to us through our advertising or current OEM customers. Our sales force also calls on national and regional retail outlets, such as Gander Mountain, as well as other direct-to-market outlets.

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

       Our representatives exhibit at regional and national trade shows each year. They also travel to OEM or retail outlet customers to demonstrate our products and address concerns that may arise.

       Contract Manufacturing

       We market our capabilities utilizing two manufacturer's rep. firms. We created a new video and brochure in 2006 that highlights our unique manufacturing capabilities and expertise. The video and brochure are provided to each new potential customer as well as current customers. Our representatives focus their efforts primarily within Iowa and the surrounding states. These representatives directly call on manufacturers of all types promoting our capabilities.


Advertising

       We advertise our ATV and Weekend Warrior accessories in national trade magazines, professionally developed videos, annual catalog, magazine and television advertising campaigns.
Additionally we have three Internet sites located at: www.cyclecountry.com , www.perf-form.com , and www.weekend-warrior.com. These websites were redesigned in fiscal 2007 and will be expanded in fiscal 2008 to add e-commerce capabilities and other tools to expand the Company's presence and availability to consumers, dealers and distributors "24/7/365". The first stage will be a shopping cart that will allow a consumer to create an exact list of the accessories he wants or needs for his model specific ATV or UTV that can be emailed, faxed, or printed and taken to any dealer for purchasing.


COMPETITION

       We are one of the largest ATV accessory manufacturers in the world. Management estimates that we control over 50% of the worldwide market in several product categories. Additionally, management estimates that we maintain 70% market share of the OEM golf car hubcap market and 70% of the golf car hubcap aftermarket.

       As with any industry we are faced with competition. Due to our aggressive marketing and innovative product line, however, we maintain the largest market share in the ATV Utility Accessory
Market as well as the golf car wheel cover market. With our entry into the lawn & garden and utility vehicle accessory markets, our goal is to achieve a leading market share in those markets.

       However, the markets for all of our products are competitive. We expect the markets for our products to become even more competitive if and when more companies enter them and offer competition in price, support, additional value added services, and quality, among other factors.

EMPLOYEES

	As of September 30, 2007, we have 104 full-time employees, including 76 in production, 6 in sales, 6 in administration, 6 general office, and 10 in engineering. We presently have no labor contract with any unions and we do not anticipate unionization of our personnel in the foreseeable future. We believe our relationship with our employees is good. From time to time, we hire part time employees, ranging from a minimum of 1 to a maximum of 3. We also regularly utilize 12-16 temporary employees at our Spencer facility through local employment agencies to handle high seasonal demand peeks.



Item 2.  DESCRIPTION OF PROPERTIES

       Our distribution/light manufacturing facility is a modern 106,000 square foot facility located at 2188 Highway 86, Milford, Iowa, which is located on 10 acres at the intersection of two major highways which allows for easy entry and exit for truck traffic. This property is zoned light industrial and will support an additional 51,000 square foot building expansion. We owned this facility up until November 14, 2007 upon which time we sold the property to the company's founders, Jim and Jan Danbom in exchange for all of their Cycle Country common shares. The total number of shares was 1,410,730 with a value on the closing date of the transaction of $2,581,636. The company now leases approximately 90% of the facility from the Danboms under a three year triple net lease that contains two one year renewal options. The annual lease cost is $185,104 payable in monthly installments. The company placed the common shares acquired into treasury stock to be used at a later date for acquisitions, mergers, or major capital additions that may arise in the future.


       Our manufacturing facility located at 1701 38th Avenue West, Spencer, Iowa is a modern 115,000 square foot facility, which is located on 16 acres in the Spencer Industrial Park. This property will support an additional 150,000 square foot building expansion. Also located in the Spencer Industrial Park is a modern 20,000 square foot facility located at 3403 West Milwaukee Street, which is currently used as a warehouse but could be used for manufacturing. We own both Spencer facilities as a result of the acquisition of Simonsen Iron Works on April 29, 2005.

       In early fiscal 2007 we completed the relocation of our principal corporate office to the Spencer facility from our Milford facility. By bringing all of the corporate office staff together under one roof it has improved communications and increased the efficiency of operations.

Item 3.  LEGAL PROCEEDINGS

	At times we are involved in lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of the use of our products. As of the date of this filing, we are not a party to any material legal proceedings. We currently carry two million dollars of product liability insurance.
In addition, we also have a two million dollar umbrella liability policy.

         Prior to the merger, Simonsen Iron Works Inc. was named a defendant in a wage discrimination lawsuit filed by Lori Christenson in the Iowa District Court in and for Clay County, IA (Case No. LACV 25639) that was filed on November 13, 2003. The suit was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge. Upon a motion for summary judgment sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of fiscal 2005. At that time the court allowed the retaliatory discharge claim but Simonsen subsequently filed a motion to reconsider and dismiss this charge as well. During the first quarter of fiscal 2006 the court ruled on this motion to reconsider and denied the motion, the remaining portion of the case the remaining portion of the case went to trial during the week of July 30, 2007. The jury returned a verdict in favor of the Company, awarding no monetary amount to the plaintiff, Lori Christenson.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

       Our common stock lists on the American Stock Exchange under the symbol: ATC. The table below sets forth the reported high and low bid prices for the periods indicated.


                                High              Low
FY 2007

Fourth Quarter                  $1.90             $1.51
Third Quarter                   $2.22             $1.84
Second Quarter                  $2.49             $1.80
First Quarter                   $1.98             $1.68

FY 2006

Fourth Quarter                  $2.30             $1.71
Third Quarter                   $3.50             $2.25
Second Quarter                  $3.93             $3.10
First Quarter                   $3.55             $2.72

        As of December 19, 2007, there were approximately 408 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

       The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities

	The Company has not had any recent sales of unregistered securities during the fiscal year ended September 30, 2007.

Issuer Purchases Of Equity Securities

	The Company has not repurchased any shares during the fiscal year ended September 30, 2007.

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



Equity
compensation
plans not
approved by
security
holders          100,000 (1)          $2.00                 None

Equity
compensation
plan approved
by
security
holders            4,637 (2)          $2.33                 45,363

(1)	50,000 shares of restricted common stock of the company
is to be issued to the company's investor relations firm as part of the total compensation to the firm for services provided per the written agreement over a twelve month period commencing October 1, 2007. Also, 50,000 shares of restricted common stock is to be issued to the company's CEO and President as an inducement to employment per the written employment agreement between the company and the CEO, Mr. Kempf, dated September 11, 2006. The agreement further provides that 25% (12,500 shares) of the total shares were to be issued to the CEO upon Mr. Kempf's first date of employment and then another

25% is to be issued to Mr. Kempf upon reaching his 12, 24, and 36 month employment anniversary dates, respectively. The 50,000 shares for the investor relations firm and the second installment of 12,500 shares for Mr. Kempf were issued in the first quarter of fiscal 2008. The first installment of 12,500 shares for Mr. Kempf was issued in the first quarter of fiscal 2007.

(2)	These shares were issued to non-employee board of
directors under the approved 2007 Incentive Compensation Plan for their services provided to the company as a director. The shares were issued in the first quarter of fiscal 2008.



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

       On November 14, 2007 the company sold its Milford, Iowa property to the company's founders, Jim and Jan Danbom in exchange for all of their Cycle Country common shares. The company now leases approximately 90% of the facility from the Danboms under a three year triple net lease that contains two one year renewal options. The annual lease cost is $185,104 payable in monthly installments.

	We are one of the world's largest manufacturers of accessories for all terrain vehicles ("ATVs"). We manufacture a complete line of branded products, including snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, baskets and an assortment of other ATV accessory products. These products custom fit essentially all ATV models from Honda, Yamaha, Kawasaki, Suzuki, Polaris, Arctic Cat and Bombardier. We design, engineer, assemble, and manufacture a majority of the accessory products at our Spencer facility. Our Milford facility serves as our light manufacturing, warehousing, and shipping facility. We completed the relocation of our corporate headquarters during the first quarter of fiscal 2007 to our Spencer facility from our Milford facility.


	We are recognized as a leader in the manufacturing of high quality ATV accessory products. This reputation has enabled us to develop key, long-term relationships with ATV manufacturers and distributors. We sell our products to 9 distributors in the United States, most of which have sold our products continuously for the past 26 years. The distributors call on and sell Cycle Country products to virtually every ATV dealer in North America. Similar strategic arrangements have also been developed internationally. We currently have 11 international distributors distributing our products to over 30 countries.

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

       Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired.
The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at September 30, 2007 and found no impairment.

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

       Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At September 30, 2007, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

Results of Operations - Year ended September 30, 2007 vs Year ended September 30, 2006

 	OVERALL.




                   Fiscal Year 2007     Fiscal Year 2006     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $14,214,250        $16,464,214       $ (2,249,964)      (13.7%)

Cost of goods sold    $ 9,332,869        $10,389,976       $ (1,057,107)      (10.2%)

Gross profit          $ 4,881,381        $ 6,074,238       $ (1,192,857)      (19.6%)

Gross profit %              34.3%              36.9%                           (2.6%)



The decrease in revenues for the twelve months ended September 30, 2007 was mainly attributable to a decrease in ATV Accessories sales of 15% and a decrease in our Weekend Warrior business segment sales of 56% as compared to the twelve months ended September 30, 2006. The Plastic Wheel Cover segment posted an increase in sales of 13% while Contract Manufacturing decreased by 5% from fiscal 2006 to fiscal 2007. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in factory overhead as management updated and revised its overhead allocation pool and burden rates. We attribute the significant decrease in ATV Accessory and Weekend Warrior sales for fiscal 2007 as compared to fiscal 2006 to an unusually warm winter season. With no early season snowfall or measurable in-season snowfall across the country to stimulate snowplow sales, ATV Accessory distributor orders were significantly below normal during our first and second quarters of fiscal 2007. In fact, the unusually warm winter negatively impacted snowplow sales to the extent that only a few ATV Accessory distributors were able to reach their rebate sales goals, the majority of our distributors could not reach their sales goals and forfeited their rebates. However, preseason orders during our fourth quarter of fiscal 2007 were stronger than management had forecasted, which allowed fourth quarter fiscal 2007 ATV accessory revenues to match the fourth quarter of fiscal 2006. While Cycle Country is known for its snowplow blades and the blades have historically been the largest component of our total revenue, our new business plan acknowledges the seasonality of our sales and places major emphasis on aggressive development of new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The increase in Wheel Cover revenues can be attributed to continued success of our 'SS' wheel cover and our new 'Beadlock A/T ' wheel cover released during the third quarter of fiscal 2007, as well as increased sales to OEMs and distributors.





                   Fiscal Year 2007     Fiscal Year 2006     Increase       Increase
                                                           (Decrease) $    (Decrease) %

Selling, general
and
administrative
expenses              $4,018,875         $4,707,215        $( 688,340)        (14.6%)


As a percentage of revenue, selling, general, and administrative expenses were 28% for the fiscal year ended September 30, 2007 compared to 29% for the fiscal year ended September 30, 2006. The significant changes in operating expenses for the twelve months ended September 30, 2007 as compared to the twelve months ended September 30, 2006 were:

                      Increase (Decrease) $          Increase (Decrease) %

Depreciation and
  amortization           $(466,041)                     ( 70.1%)

Employee health
  insurance               (206,657)                     ( 71.4%)

Payroll taxes             (106,217)                     ( 53.1%)

Other
professional
fees                      (109,638)                     ( 41.8%)

Investor
relations
  expense                  184,246                       242.2%


The decrease in depreciation and amortization, employee health insurance, and payroll taxes was due primarily to the updated and revised overhead allocation pool and burden rates completed by management. The increase in investor relations expense was due to the company engaging an investor relations consultant beginning in July of 2006 after going several months without the services of an investor relations consultant prior to that time.

Non-operating income (expense) increased approximately $279,913, or 52%, to $(254,233) for the year ended September 30, 2007, from $(534,146) for the fiscal year ended September 30, 2006. The increase was due primarily to reporting a net gain on the sales of assets in fiscal 2007 of approximately $54,000 compared to a net loss in fiscal 2006 of approximately $116,000, which is an increase of approximately $170,000. Also contributing to the increase was a decrease in interest expense from fiscal 2006 to fiscal 2007 of approximately $75,000 as the principal balance on the bank notes continues to decrease.

BUSINESS SEGMENTS As more fully described in Note 14 to the Consolidated Financial Statements, the Company operates four reportable business segments: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV accessories is vertically integrated and utilizes a two-step distribution method, we are vertically integrated in our Plastic Wheel Cover segment and utilize both direct and two-step distribution methods, Weekend Warrior utilizes a single-step distribution method, and our Contract Manufacturing segment deals directly with other OE manufacturers and businesses in various industries.

ATV ACCESSORIES




                   Fiscal Year 2007     Fiscal Year 2006     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $10,550,309        $12,396,341       $ (1,846,032)        (14.9%)

Cost of goods sold    $ 4,153,228        $ 5,908,237       $ (1,755,009)        (29.7%)

Gross profit          $ 6,397,081        $ 6,488,104       $ (   91,023)         (1.4%)

Gross profit %              60.1%              52.3%                              7.8%



The decrease in ATV Accessories revenue for the fiscal year ended September 30, 2007 was due to an unusually warm winter season. With no early season snowfall or measurable in-season snowfall across the country to stimulate snowplow sales, ATV Accessory distributor orders were significantly below normal during our first and second quarters of fiscal 2007. In fact, the unusually warm winter negatively impacted snowplow sales to the extent that only a few ATV Accessory distributors were able to reach their rebate sales goals, the majority of our distributors could not reach their sales goals and forfeited their rebates. The significant changes in ATV accessory product sales were:


                     Increase (Decrease) $        Increase (Decrease) %

Snowplow blades       $(1,714,200)                        (20%)

Winches and winch
 mounts                  (338,100)                        (53%)

Mowers                   (306,400)                        (58%)

Perf-Form oil
filters and
oil coolers              (214,800)                        (37%)

Golf car
accessories               313,100                         100%

UTV (side-by-
side)
accessories               194,100                         100%

Our newest markets, golf car accessories and UTV (side-by-side) accessories feature products designed to enhance the look and functionality of golf cars and utility vehicles. Brush guards, kick plates, steering column covers, blades, and a safari rack, all in black or chrome diamond plate are some of the accessories we developed and took to market in fiscal 2007. While Cycle Country is known for its snowplow blades and the blades have historically been the largest component of our total revenue, our new business plan acknowledges the seasonality of our sales and places major emphasis on aggressive development of new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality.

Impacting the gross profit as a percentage of revenue was changes to allocations of burden and factory overhead among our various business segments as management regrouped certain expense items and recalculated the burden and overhead rates of the company.

Looking ahead to fiscal 2008 we project a modest growth in revenues with gross profits for our ATV Accessories ranging in the 50% to 55% range. With a minimum of 12 new products due to be released next year, continued focus on accessories for the double-digit growing Utility Vehicles, Asian ATV imports, and Golf Cars, stronger efforts to attain more just-in-time (JIT) agreements for our raw material, and continue our concerted effort to actively market and build name recognition with dealers, management believes that sales for ATV accessories will again increase year over year and profit percentages will be maintained.

PLASTIC WHEEL COVERS




                   Fiscal Year 2007     Fiscal Year 2006     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $  2,003,626       $  1,777,953      $   225,673         12.7%

Cost of goods sold    $    814,246       $  1,052,275      $  (238,029)       (22.6%)

Gross profit          $  1,189,380       $    725,678      $   463,702         63.9%

Gross profit %               59.4%              40.8%                          18.6%


The increase in revenues was mainly due to an increase in sales of our 'SS' wheel cover and sales from our newest wheel cover design, the 'Beadlock A/T', which was introduced in the third quarter of fiscal 2007. Also contributing to the increase was increased sales to OEM golf car manufacturers and distributors. The 'SS' wheel cover sales for fiscal year 2007 were approximately $633,000. The new 'A/T' chrome wheel cover has generated new sales of approximately $52,000 . The Beadlock has also crossed over into the lawn and garden and UTV markets and is becoming popular as an affordable method to improve the look of a zero-turn lawnmower or UTV with factory standard rims. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment.

A portion of the increase in gross profit was due to the better margins earned on the new wheel covers we have introduced, including the 'SS' and the 'A/T', as well as the investment in new molds for our turbines that utilizes 32% less plastic material and work effectively with a lower cost raw plastic. The implementation of new burden rates and overhead allocation methods was another factor in the increased gross profit. Gross profit for fiscal 2008 should remain in the 50% to 55% range based on the more profitable margins of the new wheel cover designs and more efficient molds.


WEEKEND WARRIOR




                   Fiscal Year 2007     Fiscal Year 2006     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $    358,524       $     814,325     $    (455,801)      (56.0%)

Cost of goods sold    $    192,679       $     491,153     $    (298,474)      (60.8%)

Gross profit          $    165,845       $     323,172     $    (157,327)      (48.7%)

Gross profit %               46.3%               39.7%                           6.6%


The decrease in revenues was attributable to the warm winter season and a decrease in sales to PEP Boys of approximately $447,000 as their restocking orders were significantly down from last year.
With the newly patented Universal Plow System, a two-wheel weed and brush mower, a safari rack, and other new products, management now has Weekend Warrior set with a complete product line that can compete with the current brands in the small-box retail markets. Management believes this segment does have the largest long-term growth potential, and it is anticipated that fiscal 2008 will see the beginnings of this growth as a new independent sales rep agency has been added to the sales team for this segment. The new rep. has numerous contacts within the small box retail arena and years of success selling products in this arena. The small increase in gross profit, as a percentage of revenue, for the fiscal year ended September 30, 2007 as compared to the fiscal year ended September 30, 2006 was mainly due to the product mix sold this year that yielded better gross margins than the mix of products sold last year. Management projects gross profit for fiscal 2008 to be in the 45% to 50% range as products with very low margins will be phased out.

CONTRACT MANUFACTURING




                   Fiscal Year 2007     Fiscal Year 2006     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $  1,738,298       $  1,834,814      $    (96,516)      (5.3%)

Cost of goods sold    $    850,215       $  1,111,107      $   (260,892)     (23.4%)

Gross profit          $    888,083       $    723,707      $    164,376       22.7%

Gross profit %               51.1%              39.4%                         11.7%



This business segment was created during the first quarter of fiscal 2006 by management to monitor and manage the expansion of our contract manufacturing services provided by our Spencer facility. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will also provide the company with a significant source of revenues in quarters traditionally slow for our main ATV Accessories business segment. The small decrease in Contract Manufacturing revenues was due to a mild reduction in orders from customers and a reduction in new quoting opportunities during our second fiscal quarter of 2007. However, the third and fourth quarters of fiscal 2007 increased over the same two quarters of last year. The two Manufacturer's Rep. agencies that cover Iowa and the surrounding states continue to generate a significant increase in new quoting opportunities from new customers as well as past and current customers. Management believes that this segment has the potential to generate approximately $2 million in revenue in fiscal 2008. Gross margin increased as management was able to improve the profitability of the parts that were produced. Also impacting the gross profit as a percentage of revenue was changes to allocations of burden and factory overhead among our various business segments as management regrouped certain expense items and recalculated the burden and overhead rates of the company. Management projects gross profit for fiscal 2008 to be in the 45% to 50% range.

GEOGRAPHIC REVENUE



Country            Fiscal Year 2007     Fiscal Year 2006     Increase       Increase
                                                           (Decrease) $    (Decrease) %

United States of
America               $12,140,210        $14,586,031       $ (2,445,821)       (16.8%)

All Other
Countries             $ 2,074,040        $ 1,878,183       $    195,857         10.4%




The increase for the year ended September 30, 2007 in other countries was due to an increase of sales in Europe and Canada. The decrease for the year ended September 30, 2007 in the Unites States of America was due to reduced sales across all regions serviced by our domestic ATV accessories distributors and decreased sales by our Weekend Warrior business segment.

Results of Operations - Year ended September 30, 2006 vs Year ended September 30, 2005

 	OVERALL.




                   Fiscal Year 2006     Fiscal Year 2005     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $16,464,214        $17,181,463       $   (717,249)       (4.2%)

Cost of goods sold    $10,389,976        $11,847,409       $ (1,457,433)      (12.3%)

Gross profit          $ 6,074,238        $ 5,334,054       $    740,184        13.9%

Gross profit %              36.9%              31.0%                            5.9%



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

BUSINESS SEGMENTS As more fully described in Note 14 to the Consolidated Financial Statements, the Company operates four reportable business segments: ATV Accessories, Plastic Wheel Covers, Weekend Warrior (formerly Lawn and Garden), and Contract Manufacturing. ATV accessories is vertically integrated and utilizes a two-step distribution method, we are vertically integrated in our Plastic Wheel Cover segment and utilize both direct and two-step distribution methods, Weekend Warrior utilizes a single-step distribution method, and our Contract Manufacturing segment deals directly with other OE manufacturers and businesses in various industries.

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

 Liquidity and Capital Resources

Overview

       Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the twelve months ended September 30, 2007.

       Cash and cash equivalents were $454,848 as of September 30, 2007 compared to $450,857 as of September 30, 2006. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.

       In fiscal 2007 we made approximately $245,300 in capital expenditures, received approximately $96,000 from the sale of capital equipment, and paid approximately $579,600 of long-term debt principal. For the fiscal year of 2008 management expects total capital expenditures to approximate $1,250,000. Management is planning to invest in two major pieces of production equipment that will significantly increase our efficiencies, capabilities, and outputs.

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

Working Capital

       Net working capital was $6,853,024 at September 30, 2007 compared to $6,418,381 at September 30, 2006. The significant changes in working capital are as follows:


                         Balance               Balance           Increase/     Percent
                    September 30, 2007    September 30, 2006    (Decrease)      Change

Cash and cash
equivalents            $   454,848           $   450,857        $   3,991        0.9%

Accounts
receivable               2,235,856             1,865,099          370,757       19.9%

Inventories              5,270,644             5,090,039          180,605        3.5%

Income taxes
receivable                    -                  235,275         (235,275)      (100%)

Prepaid expenses           227,437               189,844           37,593       19.8%

Accounts payable           195,499               326,378         (130,879)     (40.1%)

Accrued expenses           588,210               610,279          (22,069)      (3.6%)

Income taxes payable        28,657                  -              28,657        100%

Current
portion of
bank notes
payable                    623,697               579,485           44,212          7.6%


Contractual Obligations and Other Commercial Commitments

The following table sets forth information concerning our obligations and commitments to make contractual future payments, such as debt agreements, purchase obligations and contingent commitments.

Payments Due During Fiscal Years Ending September 30,


                    Total        2008      2009-2010    2011-2012     Thereafter
Contractual
Obligations:

  Long term debt
   obligations      $6,505,959   $950,998  $1,901,996   $1,311,313    $2,341,650

Unrecorded
Contractual
Obligations:

  Purchase
   obligations      $  288,211   $288,211       -            -             -





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

	Long-Term Debt

	On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two discussed above were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018 for Note One and until April 2011 for Note Two, which include principal and interest (7.375% as of September 30, 2007 and 2006) for Note One and principal and interest (7.375% as of September 30, 2007 and 2006) for Note Two, with a final payment upon maturity on April 25, 2018, for Note One and April 25, 2011, for Note Two.

	The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At September 30, 2007 and 2006, $3,098,690 and $3,287,224, respectively, were outstanding for Note One and $1,618,767 and $2,009,880, respectively, were outstanding for Note Two.

	Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.


Line of Credit

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (8.75% at September 30, 2007) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008. At September 30, 2007 and 2006, no balance was outstanding on the Line of Credit.

	The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At
September 30, 2007 and 2006, the Company met its financial ratio requirements.

Warrants

       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the twelve months ended September 30, 2007, none of the 40,000 warrants were exercised. The proceeds are to be applied to the outstanding balance on the Notes.

Capital Resources

 	Management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2008. For the two major capital investments in production equipment being considered, management plans to utilize debt financing or a lease arrangement. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations, and capital expenditure requirements, non-inclusive of the two major capital investments being considered, for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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

None.

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

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT

Directors and Executive Officers

       Our directors, executive officers and key employees are as follows:



Name                  Age     Position              Current Position
                                                          Held Since
-------------------------------------------------------------------------------
F.L. Miller           67      Director                    2001

Jim Danbom            64      Director                    2001 thru 2007

L.G. Hancher Jr.      54      Director                    2001

Rod Simonson          52      Director                    2001

Ron Hickman           57      Chief Executive Officer,
                              President and Director      2001 thru 2006

David Davis           42      Chief Financial Officer and
                              Vice President of Finance   2001

Alan Bailey           50      Vice President and Director 2005

John Gault            65      Director and Interim CEO
                             (April thru September 2006)  2005 thru 2007

Lisa Bailey           48      Vice President              2005

Randy Kempf           54      Chief Executive Officer
                              and President               2006

Jan Danbom            59      Director                    2006 thru 2007

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

Jim Danbom was our founder and served as our president from 1981 to 2001. Mr. Danbom lead the Operations and Planning committees of the board. He has successfully created numerous businesses in his 28 year career. Having successfully created our products at Cycle Country, Mr. Danbom focused on acquisitions and new product development while serving on the Operations and Planning committees. Mr. Danbom was currently serving a three-year term, which would have ended in 2010. Jim Danbom is the spouse of Jan Danbom and the father of Bradley Danbom, our Director of Marketing. Mr. Danbom retired from the board in December, 2007.

L.G. "Bob" Hancher Jr. has served as Chief Financial Officer of Commerce Street Venture Group since 2000 and in 2005 assumed the position of CEO as well. Mr. Hancher served as the Director of Marketing of Raynor Garage from 1978 to 1988. In 1993, Mr. Hancher co-founded, and is now a past President of International Sports

Management, leaving in 2000 to co-found Commerce Street Venture
Group. Mr. Hancher participates on the Planning and Audit committees of the board. Mr. Hancher is currently serving a three-year term, which will end in 2010.

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

Ron Hickman, was our President and our Chief Executive Officer from October 1, 2001 until March 31, 2006. Mr. Hickman was on the Operations and Planning committees of the board. Mr. Hickman was relieved of his duties as President and CEO at the end of March, 2006 and concurrently Mr. Hickman resigned from the board.

David Davis, who became our Chief Financial Officer on October 1, 2001, has been a CPA for 16 years. Prior to joining Cycle Country, Mr. Davis served as Controller for a Midwest lawn and garden power equipment distributor from 1997-2001 and worked for several years prior to that as a CPA at a Midwest regional public accounting firm.

Alan Bailey joined Cycle Country as a Vice President with the acquisition of Simonsen Iron Works, Inc. on April 29, 2005. Prior to the acquisition, Mr. Bailey served as President of Simonsen Iron Works, a family owned business started in 1906, for the last 6 years. He was also part owner of Simonsen's. Under Mr. Bailey's leadership, Simonsen Iron Works experienced 8% average annual growth. Before joining the family business in 1995, he was a mechanical engineer for International Paper. Mr. Bailey joined the board in July of 2005 and is currently serving a three-year term, which will end in 2008. Alan is the spouse of Lisa Bailey and the son of David and Joan Bailey, also owners of the former Simonsen Iron Works.

Lisa Bailey became a Vice President for Cycle Country with the purchase of Simonsen Iron Works, Inc. on April 29, 2005. Ms. Bailey was a Vice President at Simonsen Iron Works for the 6 years prior to the acquisition. She was also part owner of the business. As Vice President, Ms. Bailey was in charge of personnel and operations. Prior to joining Simonsen Iron Works in 1995, She worked for The Gazette Company, a regional daily newspaper, with circulation of approximately 66,000, and commercial printer, for 14 years where she attained the position of pre-press manager. Lisa Bailey is the spouse of Alan Bailey.

John Gault worked for Deere and Company in various engineering and manufacturing positions for 35 years prior to retirement in 2002. John held positions including General Manager of two of their factories, the largest of which had sales ranging from $1.5 to $1.8 billion. He also spent two years as Vice President: Engineering, Information and Technology. Mr. Gault joined the board in July of 2005 and was serving a three-year term, which would have ended in 2008. Mr. Gault served as the Company's Interim CEO upon the termination of Mr. Hickman at the end of March, 2006 until the new President and CEO, Mr. Kempf, was hired in September, 2006. Mr. Gault resigned from the board in May, 2007.

Jan Danbom was appointed by unanimous vote of the board to serve out the remaining term of Mr. Hickman, who resigned from the board concurrently with his termination as the Company's President and CEO at the end of March, 2006. Jan Danbom worked alongside her spouse, Jim Danbom, to grow the company from a small startup business to a multi-million dollar revenue business at the time the company went public. Jan Danbom is the spouse of Jim Danbom and Brad Danbom, our Director of Marketing, is her son. Ms. Danbom's current term would have ended in 2010. Ms. Danbom retired from the board in December, 2007.

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

Directors' Remuneration

       Effective October 1, 2004 and incorporated into our shareholder approved 2007 Incentive Compensation Plan, our outside, non-management directors are compensated for serving on the board of directors. Outside, non-management directors receive $500 in common shares as compensation for each board meeting that they attend. For the fiscal year ended September 30, 2007, the non-management directors are to receive a total of 1,811 shares of restricted common stock.

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

Section 16(a) Beneficial Ownership Reporting Compliance

		The Company is aware of the following individual directors, officers or beneficial owners of more than ten percent of the Company's Common Stock that, during the fiscal year 2007 or for the fiscal year 2007, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


None



Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the fiscal years ended September 30, 2007, 2006, and 2005 to our Chief Executive Officers, Interim Chief Executive Officer, and Vice Presidents. The Company did not have any other officers whose total compensation exceeded $100,000, as defined in
Item 402 of Regulation S-B, who were serving as executive officers at the end of our last fiscal year.

Annual Compensation



                                                  Other          Restricted    Securities                All
Name and               Fiscal                     Annual         Stock         Underlying     LTIP       Other
Principal Position     Year     Salary    Bonus   Compensation   Awards        Options        Payouts    Compensation
---------------------------------------------------------------------------------------------------------------------
Ronald Hickman,
  President             2007           0        0     0           0              0             0              698 (2)
                        2006     155,523   12,603   500 (1)       0              0             0           12,389 (3)
                        2005     150,000   41,125   500 (1)       0              0             0            9,787 (4)

John Gault,
 Interim President      2006     101,000        0     0           0              0             0                0

Randy Kempf,
 President              2007     187,000        0    25 (1)      25,000 (6)      0             0            6,979 (5)
                        2006       3,596        0     0          25,000 (6)      0             0                0

Lisa Bailey
 Vice President         2007     100,000        0   500 (1)       0              0             0                0


Alan Bailey,
Sr. Vice President      2007     100,000    9,272   500 (1)       0              0             0           17,097 (7)
                        2006     113,462   13,748   500 (1)       0              0             0           11,033 (8)


(8)

(1)	Christmas bonus.
(2)	Comprised of $698 value of personal use of company auto.
(3)	Comprised of $1,805 value of personal use of company auto
and $10,584 paid for health insurance.
(4)	Comprised of $1,771 value of personal use of company auto
and $8,016 paid for health insurance.
(5)	Comprised of $6,979 paid for health insurance.
(6)	Comprised of the first and second of four issuances for a
total of $100,000 in restricted company common stock provided in the employment agreement as an inducement to employment
incentive.
(7)	Comprised of $6,513 value of personal use of company auto
and $10,584 paid for health insurance.
(8)	Comprised of $449 value of personal use of company auto
and $10,584 paid for health insurance.

Stock Option Grants in the past fiscal year

We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

       We have entered into employment agreements with certain of our key executives as follows:

       We entered into an employment agreement with Ron Hickman, our Past President, effective August 1, 2001 for a period of five years under which we had hired him to continue as our President. The agreement called for Mr. Hickman to receive an annual income of $150,000 per year plus a bonus equal to three percent (3%) of our net income before taxes and bonus. The agreement also provided for Mr. Hickman to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time, cafeteria plan, and use of an automobile. Mr. Hickman was relieved of his duties as President and CEO at the end of March, 2006 but was paid according to his employment agreement through the end of his agreement which was August 22, 2006.

       We entered into an employment agreement with Jim Danbom, our former President, effective August 1, 2001 for a period of three years under which we hired him to continue as a consultant on an "as needed" basis. This agreement was renewed by action of the board of directors in fiscal 2004 for an additional three years. The agreement expired during fiscal 2007 and was not renewed. The agreement called for Mr. Danbom to receive an annual income of $75,000 per year and to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time and use of an automobile.

       We entered into an employment agreement with Alan Bailey, our Vice President, effective May 1, 2005 for a period of five years under which we have hired him to serve as our Vice President. The agreement calls for Mr. Bailey to receive an annual income of $125,000 per year plus a bonus equal to one and one-half percent (1.5%) of our net income before taxes and bonus. The agreement also provides for Mr. Bailey to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time, cafeteria plan, and use of an automobile. Mr. Bailey's agreement was amended in the third quarter of fiscal 2006 to change his base salary to $100,000 per year.

       We entered into an employment agreement with Lisa Bailey, our Vice President, effective May 1, 2005 on a month to month basis under which we have hired her to serve as our Vice President. The agreement calls for Ms. Bailey to receive an annual income of $75,000 per year. The agreement also provides for Ms. Bailey to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time, and cafeteria plan. Ms. Bailey's agreement was amended in the third quarter of fiscal 2006 to change her base salary to $100,000 per year.

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




                                Number of
Name and Address of             Shares         Percent
Beneficial Owner                Owned          Owned
-------------------------------------------------------



Commerce Street Venture
Group
17322 Westfield Park Rd
Westfield, IN 46074            365,000         6.08%

Rod Simonson
1007 Okoboji Avenue
Milford, IA 51351               38,176         0.64%

David Davis
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301                8,500         0.14%

F.L. Miller
2500 Manhattan Blvd
Spirit Lake, IA 51360           38,290         0.64%

L.G. Hancher, Jr.
17322 Westfield Park Rd
Westfield, IN  46074           166,287         2.77%

Alan Bailey
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301              510,779         8.50%

Lisa Bailey
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301              326,889         5.44%

David Bailey
1209 Country Club Lane
Spencer, IA 51301              456,296         7.60%

Joan Bailey
1209 Country Club Lane
Spencer, IA 51301              599,296         9.98%

Randy Kempf
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301               35,000         0.58%


All Directors and Officers
as a Group (7 Persons)       1,123,921        18.71%

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

       Prior to becoming a director and serving as our interim CEO, management of the company engaged John Gault in October 2004 to consult with management on cost reduction initiatives and projects. The consulting agreement calls for fees to be paid to Mr. Gault based on cost savings achieved over a one year period. Half of the fee is paid upon implementation of the cost saving project and the other half is payable in 4 to 6 months from the implementation date. Consulting fees paid to Mr. Gault through September 30, 2007 were $28,360.

       In fiscal 2007 we provided contract manufacturing services to AERO Race Wheels, Inc. which generated approximately $77,700 in revenue. There was approximately $19,700 in accounts receivable at September 30, 2007. AERO Race Wheels is owned by F.L. Miller who is one of our directors.


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

         (32.1) Certification of Chief Executive Officer pursuant to
18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of
2002.

         (32.2) Certification of Chief Financial Officer pursuant to
18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of
2002.

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

The Audit Committee appointed Henjes, Conner, & Williams, P.C. as the Company's independent accountants to audit the consolidated financial statements of the Company for the fiscal years ending September 30, 2007 and 2006. Henjes, Conner, & Williams, P.C. have been Cycle Country's independent accountants since January 16, 2004.

Principal Accountant Fees

Fees for fiscal years ended September 30, 2007 and 2006 were as follows:



                               Fiscal             Fiscal
                                2007               2006

Audit Fees                     $ 49,811           $ 52,292

Audit-Related Fees                2,358              1,803

Tax Fees                          5,630             10,180

All Other Fees                    2,538                -

Total Fees                     $ 60,337           $ 64,274

A description of the types of services provided in each category is as follows:

Audit Fees-Includes audit of the Company's annual financial statements, review of the Company's quarterly reports on Form 10-
QSB, and consents and assistance with and review of registration statements filed with the SEC.

Audit-Related Fees-Includes agreed upon procedures related to the acquisition and merger of Simonsen Iron Works, testing key balances and subsidiary ledgers due to conversion from old ERP software to new ERP software, and accounting consultations related to GAAP and the application of GAAP to proposed transactions.

Tax Fees-Includes tax compliance, tax advice and planning.

All Other Fees-Includes time and research related to pre- and post-acquisition issues of Simonsen Iron Works, business segment and property valuations, and other miscellaneous research and assistance provided to the Company.

       CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

       CONSOLIDATED FINANCIAL STATEMENTS

       SEPTEMBER 30, 2007 AND 2006

                               C O N T E N T S







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

  Consolidated Balance Sheets                                     F-2

  Consolidated Statements of Income                               F-3

  Consolidated Statements of Stockholders' Equity                 F-4

  Consolidated Statements of Cash Flows                        F-5 - F-6


Notes to Consolidated Financial Statements                     F-7 - F-27


Supplementary Information:

  Independent Auditors' Report on Supplementary Information       F-28

  Schedule 1 - Consolidated Schedule of Gross Profit              F-29

  Schedule 2 - Consolidated Schedule of Selling, General, and
                Administrative Expenses                           F-30




                               * * * * * * * *

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------



To the Board of Directors
Cycle Country Accessories Corp. and Subsidiaries
Milford, Iowa


We have audited the accompanying consolidated balance sheets of CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES, (a Nevada corporation) as of September 30, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries, as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.




			Certified Public Accountants


/s/Henjes, Conner & Williams, P.C.
Sioux City, Iowa
December 24, 2007

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                         SEPTEMBER 30, 2007 AND 2006


                                    ASSETS
                                    ------

                                                    2007            2006
                                                    ----            ----
CURRENT ASSETS
	Cash and Cash Equivalents   		$    454,848	$    450,857
        Accounts Receivable - Trade, Net           2,235,856       1,865,099
        Inventories - Note 2                       5,270,644       5,090,039
        Taxes Receivable                                   -         235,275
        Deferred Income Taxes - Note 9               100,302         103,409
        Prepaid Expenses and Other - Note 3          227,437         189,844
                                               --------------  --------------
           Total Current Assets                 $  8,289,087    $  7,934,523

PROPERTY, PLANT AND EQUIPMENT, Net - Note 5     $ 12,848,141    $ 13,455,852

OTHER ASSETS
        Intangible Assets, Net - Note 4         $    168,528    $    157,033
        Goodwill                                   4,890,146       4,890,146
        Other Assets - Note 6                         38,421          41,396
                                               --------------  --------------
           Total Other Assets                   $  5,097,095    $  5,088,575
                                               --------------  --------------
           Total Assets                         $ 26,234,323    $ 26,478,950
                                               ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts Payable                        $    195,499    $    326,378
        Accrued Expenses - Note 7                    588,210         610,279
        Income Taxes Payable                          28,657               -
	Current Portion of Bank Notes Payable -
                Note 8                               623,697         579,485
                                               --------------  --------------
            Total Current Liabilities            $  1,436,063    $  1,516,142

LONG-TERM LIABILITIES
	Bank Notes Payable - Less Current Portion -
                Note 8                          $  4,093,760    $  4,717,619
        Deferred Income Taxes - Note 9             2,428,736       2,505,067
                                               --------------  --------------
            Total Long-Term Liabilities          $  6,522,496    $  7,222,686

STOCKHOLDERS' EQUITY
	Common Stock - Note 10   		$        735	$        729
        Additional Paid-In Capital                14,495,035      14,377,541
        Retained Earnings                          3,779,994       3,361,852
                                               --------------  --------------
           Total Stockholders' Equity           $ 18,275,764    $ 17,740,122
                                               --------------  --------------
            Total Liabilities and Stockholders'
			  Equity   		$ 26,234,323	$ 26,478,950
                                               ==============  ==============

See Accompanying Notes to Consolidated Financial Statements

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
               -----------------------------------------------


                                                    2007            2006
                                                    ----            ----

NET SALES                                       $ 14,134,863    $ 16,346,717
        Freight Income                                79,387         117,497
                                               --------------  --------------
            Total Net Sales                      $ 14,214,250    $ 16,464,214

Cost of Goods Sold                               ( 9,332,869)    (10,389,976)
                                               --------------  --------------
           Gross Profit                         $  4,881,381    $  6,074,238

Selling, General and Administrative Expenses     ( 4,018,875)    ( 4,707,215)
                                               --------------  --------------
           Income from Operations               $    862,506    $  1,367,023

Non-Operating Expense, Net - Note 11             (   254,233)    (   534,146)
                                               --------------  --------------
           Income Before Provision for Income
             Taxes                              $    608,273    $    832,877

Provision for Income Taxes - Note 9                  190,131         221,083
                                               --------------  --------------
           Net Income                           $    418,142    $    611,794
                                               --------------  --------------
Weighted Average Shares of Common Stock
  Outstanding:
    Basic                                          7,346,617       7,271,966
    Diluted                                        7,346,617       7,271,966

Earnings Per Common Share:
    Basic                                        $      0.06     $      0.08
    Diluted                                      $      0.06     $      0.08






See Accompanying Notes to Consolidated Financial Statements

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
               -----------------------------------------------




                                                 Additional
                                  Common          Paid-In         Retained
                                  Stock           Capital         Earnings        Total

Balances at September 30, 2005    $ 631         $ 14,371,639    $ 2,750,058        $ 17,122,328

Net Income                                                          611,794             611,794

Issuance of Common Stock             98                5,902                              6,000


Exercise of Warrants                                                                          -
                                 -------       --------------  -------------      --------------

Balances at September 30, 2006    $ 729         $ 14,377,541    $ 3,361,852        $ 17,740,122

Net Income                                                          418,142             418,142

Issuance of Common Stock              6              117,494                            117,500

Exercise of Warrants                                                                          -
                                 -------       --------------  -------------      --------------

Balances at September 30, 2007    $ 735         $ 14,495,035    $ 3,779,994        $ 18,275,764
                                 =======       ==============  =============      ==============




See Accompanying Notes to Consolidated Financial Statements

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006



               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
               ------------------------------------------------






                                                      2007            2006
CASH FLOWS FROM OPERATING ACTIVITIES                  ----            ----
   Net Income                                        $ 418,142    $   611,794
   Adjustments to Reconcile Net Income to Net
       Cash Provided by Operating Activities:
          Depreciation                                 811,392        829,486
          Deferred Income Taxes                       ( 73,224)    (   69,041)
          Amortization                                  12,336         21,230
          (Gain) Loss on Sale & Disposal
                of Equipment                          ( 54,326)       115,562
          Inventory Reserve                             76,095     (   44,049)
          (Increase) Decrease in Assets:
            Accounts Receivable - Trade, Net          (370,756)        60,853
            Inventories                               (256,701)    (   54,194)
            Taxes Receivable                           235,275     (   67,699)
            Prepaid Expenses and Other                  54,906     (   66,902)
            Other Assets                              ( 20,856)       109,176
          Increase (Decrease) in Liabilities:
            Accounts Payable                          (130,879)    (  100,848)
            Accrued Expenses                             2,931     (  159,086)
            Taxes Payable                               28,657              -
              Net Cash Provided by Operating        -----------  -------------
              Activities                             $ 732,992    $ 1,186,282


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Property and Equipment                $(245,335)   $(  578,463)
   Proceeds from Sale of Property, Plant and
       Equipment                                        95,981        126,211
                                                    -----------  -------------
            Net Cash (Used) by Investing Activities  $(149,354)   $(  452,252)




See Accompanying Notes to Consolidated Financial Statements

               CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006



               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
               ------------------------------------------------






                                                      2007            2006
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on Bank Notes Payable                  $(579,647)      $(1,501,441)
   Payment of Loan Costs                                   -        (    7,500)
                                                   ----------      ------------

         Net Cash (Used) by Financing Activities   $(579,647)      $(1,508,941)
                                                   ----------      ------------

         Net Increase (Decrease) in Cash and Cash
           Equivalents                             $   3,991       $(  774,911)

Cash and Cash Equivalents - Beginning of Year        450,857         1,225,768
                                                   ----------      ------------

Cash and Cash Equivalents - End of Year            $ 454,848       $   450,857
                                                   ==========      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash Paid During the Year For:
     Interest, Net of Amounts Capitalized          $ 374,326       $   451,796
                                                   ==========      ============

        Income Taxes Paid                                  -       $   420,098
                                                   ===========     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  AND INVESTING ACTIVITIES
   Issuance of Common Stock for Payment of
     Consultant Fees                               $  92,500       $     6,000
                                                   ==========      ============
   Issuance of Common Stock for Payment of
     CEO Bonus                                     $  25,000       $     6,000
                                                   ==========      ============

   Issuance of Common Stock for Payment of
     Director Fees                                         -       $     6,000
                                                   ==========      ============

   Issuance of Common Stock under Price Protection
     Provision in Acquisition Agreement for
       Simonsen Iron Works, Inc.                           -       $        98
                                                   ==========      ============





See Accompanying Notes to Consolidated Financial Statements

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006






Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity and Principles of Consolidation - The consolidated financial statements include the accounts of Cycle Country Accessories Corp. (Cycle Country - Nevada) and its wholly-owned subsidiaries:

	Cycle Country Accessories Corp. (Cycle Country - Iowa)
	Cycle Country Accessories Subsidiary Corp (Cycle Country Sub)

Cycle Country - Nevada and Cycle Country Sub are Nevada corporations, while Cycle Country - Iowa is an Iowa corporation. The entities are collectively referred to as "the Company" for these financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. During the year ended September 30, 2004, the operations of Cycle Country Sub were merged into Cycle Country - Iowa, leaving a corporate shell for that subsidiary.

Nature of the Business - The Company is primarily engaged in the design, manufacture, sale and distribution of accessories for all terrain vehicles (ATVs) and utility terrain vehicles (UTVs) to various distributors, dealers and wholesalers throughout the United States of America, Canada, Mexico, South America, Europe, and Asia. Additionally, the Company manufactures, sells, and distributes injection-molded plastic wheel covers for vehicles such as golf cars, lawn mowers, and light-duty trailers. They also have a lawn and garden segment containing Weekend Warrior products which feature pull-behind, 3-point implements and other accessories designed and built for garden tractors and utility ATVs. The Company's headquarters are located in Spencer, Iowa and it has an assembly plant and distribution center in Milford, Iowa.

Revenue Recognition - The Company ships products to its customers by third party carriers. The Company recognizes revenues from product sales when title to the products is passed to the customers and risk of loss transfers to an unrelated third party, which occurs at the point of shipping for products shipped by third-party carriers.

Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying consolidated statements of income. Sales were recorded net of sales discounts and allowances. Sales discounts and allowances were approximately $516,000 and $477,000 in fiscal 2007 and 2006, respectively.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006




Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.) Cost of Goods Sold - The components of cost of goods sold in the accompanying consolidated statements of income include all direct materials and direct labor associated with the assembly and/or manufacturing of the Company's products. In addition, an allocation of factory overhead costs is included in cost of goods sold.

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

Individual trade accounts receivable are periodically evaluated for collectibility based on past credit history and their current financial condition. Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible. While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts. The allowance for doubtful accounts of $10,000 at September 30, 2007 and 2006, reflects management's best estimate of future uncollectible accounts.

Inventories - Inventories are valued at the lower of cost or market. The cost is determined using the first-in, first-out method. The Company evaluates its inventory value at the end of each quarter to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of its physical inventory results, a review of potential obsolete and slow-moving stock based on historical product sales and forecasted sales, and an overall consolidated analysis of potential excess inventory. To the extent historical physical inventory results are not indicative of future results and if future events impact, either favorably or unfavorably, the salability of the Company's products or its relationship with certain key vendors, the Company's inventory reserves could differ significantly, resulting in either higher or lower future inventory provisions.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Property, Plant, and Equipment - Property, plant and
equipment are stated at cost less accumulated depreciation.
 Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods.

Interest costs on borrowings used in connection with the construction of major facilities are capitalized. The capitalized interest is recorded as part of the asset to which it relates and is depreciated over the asset's estimated useful life.

Expenditures for normal maintenance and repairs are changed to expense as incurred.

Goodwill and Other Intangible Assets - Goodwill
(representing the excess of the amount paid to acquire assets over the estimated fair value of those assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The fair value of the Company's reporting units is calculated by comparing the weighted average of the net present value of future cash flows and a market approach based on the reporting unit's carrying value. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future. The Company has determined that there is no impairment to its goodwill for the years ended September 30, 2007 and 2006.

The Company's definite-lived intangible asset categories, covenant not-to-compete agreements and patents, are amortized over their estimated useful lives.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Other intangible assets are stated at cost and consist of
trademarks, covenant not-to-compete agreements, and patents. The trademarks arising from the Company's acquisitions have been deemed to have an indefinite life and as such will not be amortized. The covenant not-to-compete agreements are being amortized over their estimated useful lives (5 years for both) and the patents are being amortized over their remaining useful lives of 11 years and 12 years, respectively, as of date of acquisition.

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

Accrued Warranty Expense                          2007            2006
------------------------                         ------          ------

        Balance - Beginning of Period         $ 45,000          $ 45,000
        Warranty Claims Accrued                 48,435            23,788
        Warranty Claims Settled                (48,435)          (23,788)
                                              ---------         ---------
        Balance - End of Period               $ 45,000          $ 45,000

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006



Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Distributor Rebate Payable - The Company offers a quarterly
rebate program (the "Program") for its North America ATV accessory distributors. The Program provides for a tiered rebate from 1% to 7% based on purchases of any and all ATV accessory products during a quarter. The Program rebate is "paid" quarterly to the applicable distributors as a credit against future purchases of the Company's products. The
Program rebate liability is calculated and recognized as ATV accessory products are purchased within a quarter and is included in accrued expenses in the accompanying consolidated balance sheets for fiscal 2007. During fiscal
2006 the Company offered an annual rebate program (the "Old
Program") for its ATV accessory distributors.  The Old
Program provided for a 7% rebate on purchases of certain eligible products during the Old Program period if certain pre-determined cumulative purchase levels were obtained.
The Old Program rebate was "paid" to the applicable distributors as a credit against future purchases of the Company's products. The Old Program rebate liability was calculated and recognized as eligible products were sold based upon factors surrounding the activity and prior experience of specific distributors and is included in accrued expenses in the accompanying consolidated balance sheets for fiscal 2006. The distributor rebate expense totaled approximately $282,000 and $449,000 in fiscal 2007 and 2006, respectively and is recorded as a reduction of sales in the accompanying consolidated financial statements.

Income Taxes - The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases to the extent that they are realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

Earnings Per Share - Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted
EPS is computed in a manner consistent with that of basic
EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006






Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.) 	The following is a reconciliation of the numerators and
denominators of the basic and diluted EPS computations for the years ended September 30, 2007 and 2006:

                                              For the Year Ended
                                              September 30, 2007
                                              ------------------
                                  Income           Shares        Per-Share
                                (Numerator)     (Denominator)    Amount
Basic EPS
  Income Available to Common
    Stockholders                $ 418,142       7,346,617       $ 0.06

Effect of Dilutive Securities
  Warrants                                              -
                                ---------       ---------

Diluted EPS
  Income Available to Common
    Stockholders and Assumed
    Conversions                 $ 418,142       7,346,617       $ 0.06
                                =========       =========       ======


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
                                =========       =========       ======

Advertising - Advertising consists primarily of television, videos, newspaper and magazine advertisements, product brochures and catalogs, and trade shows. All costs are expensed as incurred or when first utilized. Advertising expense totaled approximately $486,000 and $532,000 in fiscal 2007 and 2006, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Research and Development Costs - 	Research and development
costs are expensed as incurred. Research and development costs incurred during fiscal 2007 and 2006 totaled approximately $250,000 and $166,000, respectively. For the years ended September 30, 2007 and 2006, costs were included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs totaled approximately $188,000 and $186,000 in fiscal 2007 and 2006, respectively, and are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During 2007, there were no material changes in the Company's methods or policies used to establish estimates and assumptions.
While the Company does not believe that the ultimate settlement of any such items will materially affect the Company's financial condition or results of future operations, actual results may differ from estimates provided.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. At various times throughout fiscal 2007 and 2006 and at September 30, 2007 and 2006, cash balances held at a financial institution were in excess of federally insured limits.

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

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006




Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Fair Value of Financial Instruments - The carrying values
of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued income taxes and accrued expenses approximate their fair values because of the short-term nature of these instruments.


Note 2  -  INVENTORIES
The components of inventories at September 30 are summarized as follows:

                                                    2007            2006
                                                   ------          ------
		Raw Materials   		$ 2,475,451	$ 2,177,654
                Work in Progress                    599,401         432,665
                Finished Goods                    2,295,026       2,502,859
                Inventory Reserve                (   99,234)     (   23,139)
                                                ------------    ------------

                     Total Inventories          $ 5,270,644     $ 5,090,039
                                                ============    ============

General and administrative costs included in finished goods inventory at September 30, 2007 and 2006, were $593,960 and $526,326, respectively. Total General and administrative costs included in cost of goods sold for the year ended September 30, 2007 and 2006, were $1,694,022 and $1,827,204, respectively.

During the year ended September 30, 2007, the Company updated and revised the accounting method for calculating the manufacturing overhead allocation pool and application of burden rates. This change materially effects the allocation of expenses into cost of goods sold from selling, general and administrative expenses in the current year and will consistently be applied in future years.


Note 3  -  PREPAID EXPENSES AND OTHER
	Prepaid expenses and other at September 30 consisted of the
following:
                                                     2007          2006
                                                     ----          ----

		Prepaid Insurance   		$   162,799	$   157,792
                Prepaid Lease                         3,969           9,261
                Prepaid Promotion                    17,819          10,000
                Prepaid Stock Exchange Fee            6,333           7,917
                Other                                36,517           4,874
                     Total Prepaid Expenses and ------------    ------------
                       Other                    $   227,437     $   189,844
                                                ============    ============

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006



Note 4  -  ACQUIRED INTANGIBLE ASSETS
	Acquired intangible assets consist of the following:



                                                 As of September 30, 2007
                                                 ------------------------
				Weighted-
				Average   	Gross
				Amortization	Carrying	Accumulated
                                   Period        Amount         Amortization     Net
                                ------------    --------        ------------     ---

Amortized Intangible Assets
---------------------------
  Covenant Not to Compete
    Agreements                        5       $  78,000       $  78,000                  -
  Patents                         11.52          78,552          29,863          $  48,689
                                              ----------      ----------         ----------
                                                156,552       $ 107,863          $  48,689

Unamortized Intangible Assets
-----------------------------
  Trademarks                                    119,839                            119,839
                                              ----------                         ----------
       Total Acquired Intangible
         Assets                               $ 276,391       $ 107,863          $ 168,528
                                              ==========      ==========         ==========



                                                 As of September 30, 2006
                                                 ------------------------
				Weighted-
				Average   	Gross
				Amortization	Carrying	Accumulated
                                   Period        Amount         Amortization     Net
                                ------------    --------        ------------     ---

Amortized Intangible Assets
  Covenant Not to Compete
    Agreements                        5        $  78,000       $ 71,234          $  6,766
  Patents                         12.67           63,760         24,293            39,467
                                               ---------       --------          ---------

                                               $ 141,760       $ 95,527          $ 46,233
                                               =========       ========
Unamortized Intangible Assets
  Trademarks                                     110,800                          110,800
                                                 -------       --------          ---------
       Total Acquired Intangible
         Assets                                $ 252,560       $ 95,527          $157,033
                                               =========       ========          =========



	Amortization expense totaled $12,336 and $21,230 during fiscal 2007 and 2006, respectively.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006






Note 4  -  ACQUIRED INTANGIBLE ASSETS

(Cont.)	The estimated future amortization expense for each of the five succeeding years is as follows:

	  Years Ending September 30,
		         2008   		$      5,631
		         2009   		$      5,631
		         2010   		$      5,631
		         2011   		$      5,631
		         2012   		$      5,631


Note 5  -  PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, their estimated useful lives, and related accumulated depreciation at September
30, are summarized as follows:

                                         Range of
                                         Lives in
                                         Years       2007              2006

                Land                     -          $   499,820    $   499,820
                Land Improvements        15 - 20        172,981        168,580
                Building                 15 - 40      7,407,485      7,385,027
                Plant Equipment           7 - 10      6,808,719      6,797,290
                Tooling and Dies          3 - 7         832,995        768,720
                Vehicles                  3 - 7         448,355        569,196
                Office Equipment          3 - 10        862,868        643,828
                Construction in Progress    -             3,160        167,910
                                                    ------------   ------------
                                                    $17,036,383    $17,000,371
                Less:  Accumulated Depreciation     ( 4,188,242)   ( 3,544,519)
                                                    ------------   ------------
                                                    $12,848,141    $13,455,852
                                                    ============   ============


Note 6  -  OTHER ASSETS
The components of other assets at September 30 are summarized as follows:

                                                         2007              2006
                                                         ----              ----
           Unamortized Loan Costs                  $     13,421    $     16,396
           Investment in Golden Rule (Bermuda),
             Ltd.                                        25,000          25,000
                                                   -------------   -------------
                Total Other Assets                 $     38,421    $     41,396
                                                   =============   =============

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006





Note 7  -  ACCRUED EXPENSES
The components of accrued expenses at September 30, are summarized as follows:

                                                           2007       2006

                Distributor Rebate Payable              $ 180,713    $ 214,904
                Accrued Salaries and Related Benefits     223,870      223,275
                Accrued Warranty Expense                   45,000       45,000
                Accrued Real Estate Tax                   116,414      105,629
                Accrued Royalty Expense                     5,947        8,119
                Accrued Interest                            4,766        5,352
                Accrued Director Fees                      11,500        8,000
                                                        ----------   ----------
                     Total Accrued Expenses             $ 588,210    $ 610,279
                                                        ==========   ==========

Note 8  -  BANK NOTES PAYABLE

On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August
21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two discussed above were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018 for Note One and until April 2011 for Note Two, which include principal and interest (7.375% as of September 30, 2007 and 2006) for Note One and principal and interest (7.375% as of September 30, 2007 and 2006) for Note Two, with a final payment upon maturity on April 25, 2018, for Note One and April 25, 2011, for Note Two.

The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At September 30,
2007 and 2006, $3,098,690 and $3,287,224, respectively,
were outstanding for Note One and $1,618,767 and $2,009,880, respectively, were outstanding for Note Two.

Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006






Note 8  -  BANK NOTES PAYABLE

(Cont.)	Aggregate maturities of bank notes payable at September 30,
2007, are as follows:

	  Years Ending December 31,
		         2008   		$   623,697
		         2009   		$   671,282
		         2010   		$   722,497
		         2011   		$   511,194
		         2012   		$   272,151
		         Thereafter   		$ 1,919,231

On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August
21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (8.75% at September 30, 2007) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31,
2008. At September 30, 2007 and 2006, no balance was outstanding on the Line of Credit.

The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At September
30, 2007 and 2006, the Company met its financial ratio requirements.


Note 9 -  INCOME TAXES

	The provisions for income taxes for the years ended
	September 30, 2007 and 2006, consist of the following:

                                                2007          2006
       Current Tax Provision
             Federal                       $   255,580     $ 283,776
             State                               7,775         6,348
                                           ------------    ----------
                                           $   263,355     $ 290,124
       Deferred Tax Provision
             Federal                        (   73,224)     ( 69,041)
                                           ------------    ----------
              Total Income Tax Provision   $   190,131     $ 221,083
                                           ============    ==========

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006





Note 9 -  INCOME TAXES
(Cont.)	Deferred Tax Assets and Liabilities at September 30, are
comprised of the following:

                                                 2007           2006
        Deferred Tax Assets
          Inventory Reserve                  $    33,740     $     7,867
          Inventory Commitment Reserve                 -          24,861
          Accrued Vacation                        44,710          43,217
          Accrued Warranty                        15,300          15,300
          Accrued Bonus                            3,152           8,764
          Allowance for Uncollectible
            Accounts                               3,400           3,400
                                             ------------    ------------
              Total Deferred Assets          $   100,302     $   103,409

        Deferred Tax Liability
          Property and Equipment              (2,428,736)     (2,505,067)
                                             ------------    ------------
               Net Deferred Tax (Liability)  $(2,328,434)    $(2,401,658)


	These amounts are included in the accompanying consolidated balance sheets at September 30, under the following captions:

                                                    2007           2006
                                                    ----           ----

          Current Assets                       $   100,302     $   103,409
          Long-Term Liabilities                 (2,428,736)     (2,505,067)
                                               ------------    ------------

            Net Deferred Tax (Liability)       $(2,328,434)    $(2,401,658)
                                               ============    ============


No valuation allowance has been provided for the deferred tax assets at September 30, 2007 or 2006, as full realization of these assets is more likely than not.


A reconciliation of the income tax provision computed by applying the federal statutory rate for the year ended
September 30, 2007 and 2006, is as follows:

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006




Note  9 -  INCOME TAXES

(Cont.)                                               2007           2006

          Federal Statutory Tax                   $ 206,813       $ 283,178
          Depreciation and Amortization            ( 66,279)       ( 50,096)
          Inventory Reserve                        ( 25,872)         14,977
          Deferred Gross Profit                      24,861        ( 24,861)
          Extraterritorial Income Exclusion          15,210          53,176
          Other                                      30,266        ( 59,481)
          State and Local Income Taxes, Net of
            Federal Tax Benefit                       5,132           4,190
                                                  ----------      ----------
              Total Income Tax Provision          $ 190,131       $ 221,083
                                                  ==========      ==========

Note 10 -  STOCKHOLDERS' EQUITY

Common Stock - The Company has 100,000,000 shares of
$0.0001 par value common stock authorized and 7,350,008 and 7,287,508 shares issued and outstanding at September 30, 2007 and 2006, respectively. Of the 7,350,008 shares of common stock outstanding, 40,000 of these shares of common stock have warrants attached which entitle the holder to purchase one share of common stock per warrant at $4.00 per share. These warrants expire in 2010.

The Company has the right, under certain circumstances, to redeem any unexercised warrants at $0.0001 per share.
During the year ended September 30, 2007, the Company did not redeem any warrants, nor were any warrants exercised.

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized with no shares outstanding at September 30, 2007 and 2006. The Board of Directors is authorized to adopt resolutions providing for the issuance of preferred shares and the establishment of preferences and rights pertaining to the shares being issued, including
dividend rates.  	In the event of any dissolution or
liquidation of the Company, whether voluntary or involuntary, the holders of shares of preferred stock described above will be paid the full amounts they are entitled to receive before any holders of common stock are entitled to receive, pro rata, any remaining assets of the Company available for distribution to its stockholders.

Registration Statement - On June 20, 2006, the Company filed a Registration Statement on Form SB-2 with the SEC to register a total of 2,179,260 shares of common stock. All
2,179,260 shares of common stock were offered by selling shareholders. The Registration Statement on Form SB-2 was declared effective by the SEC on January 20, 2006.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006




Note 11 -  NON-OPERATING INCOME (EXPENSE)
Non-Operating income (expense) for the years ended
September 30, 2007 and 2006, consisted of the following:

                                                 2007           2006
	Income
        ------
           Gain on Sale of Equipment          $  54,326              -
           Interest                              48,405      $  27,036
           Lease Income                          13,750              -
           Other                                  5,520          5,000
                                              ----------     ----------
                Total Income                  $ 122,001      $  32,036

	Expense
        -------
           Loss on Sale & Disposal of
             Equipment                                -      $(115,562)
           Other                              $(  2,494)             -
           Interest                            (373,740)      (450,620)
                                              ----------     ----------

                Total Expense                 $(376,234)     $(566,182)
                                              ----------     ----------

                Total Non-Operating Expense,
                       Net                    $(254,233)     $(534,146)
                                              ==========     ==========


Note 12 -  PENSION AND PROFIT SHARING PLAN
Effective March 1, 2004, the Company established a 401(K)
Retirement Savings Plan, which allows qualified employees to defer the maximum portion of their earnings allowed by law. The plan also allows discretionary and matching contributions from the Company. The Company matches 25% of the employee contribution, up to a max contribution of 1% of the employees compensation. Company contributions to the plan totaled approximately $18,000 and $22,000 for the years ended September 30, 2007 and 2006, respectively.


Note 13 -  BUSINESS CONCENTRATIONS
At September 30, 2007, customers with the two largest outstanding accounts receivable balances totaled approximately $678,475 or 30% of the gross accounts receivable. At September 30, 2007, the outstanding accounts receivable balances of customers that exceeded 10% of gross accounts receivable are as follows:

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006



Note 13 -  BUSINESS CONCENTRATIONS
(Cont.)
                                                        Percent
                                                        of Gross
                                        Accounts        Accounts
		        Customer	Receivable	Receivable

                          A             $ 268,790       12 %
                          B             $ 409,685       18 %


At September 30, 2006, customers with the two largest outstanding accounts receivable balances totaled approximately $769,800 or 42% of the gross accounts receivable. At September 30, 2006, the outstanding accounts receivable balances of customers that exceeded 10% of gross accounts receivable are as follows:

                                                        Percent
                                                        of Gross
                                        Accounts        Accounts
		        Customer	Receivable	Receivable

                          A             $ 515,725       28 %
                          B             $ 254,038       14 %


Sales to the Company's major customers, which exceeded 10% of net sales, accounted for approximately 16% of net sales in fiscal 2007 and approximately 21% and 12% each of net sales in fiscal 2006.

The Company believes it has adequate sources for the supply of raw materials and components for its production requirements. The Company's suppliers are located primarily in the states of Iowa, Nebraska, Illinois, and South Dakota. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers for critical components. During fiscal 2006, the Company purchased approximately $932,000 of raw materials from one vendor, which represented approximately 14% of materials used in products sold during the year. There were no such concentrations in fiscal
2007.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006


Note 14 -  SEGMENT INFORMATION
Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts and allowances are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend
Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf cars and light-duty trailers. Weekend
Warrior, previously Lawn and Garden, is engaged in the design, assembly, and sale of utility vehicle accessories that include lawnmowers, spreaders, sprayers, tillage equipment, and soft goods. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in Note
1. Sales of snowplow blades comprised approximately 58% and 68% of ATV Accessories revenues during fiscal 2007 and fiscal 2006, respectively. Sales of snowplow blades comprised approximately 43% and 51% of the Company's consolidated total revenues during fiscal 2007 and fiscal
2006, respectively.

ATV Accessories sales comprised approximately 73% and 74% the Company's consolidated total revenues during fiscal
2007 and fiscal 2006, respectively. Contract Manufacturing sales comprised approximately 12% and 11% of the Company's consolidated total revenues during fiscal 2007 and 2006, respectively. While Plastic Wheel Covers sales comprised approximately 13% and 10% of the Company's consolidated total revenues during fiscal year 2007 and 2006, respectively.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006



Note 14 -  SEGMENT INFORMATION
(Cont.)	The following is a summary of certain financial information
related to the four segments:

                                                 2007           2006
Total Revenues by Segment
  ATV Accessories                            $ 10,550,309    $ 12,396,341
  Plastic Wheel Covers                          2,003,626       1,777,953
  Contract Manufacturing                        1,738,298       1,834,814
  Weekend Warrior                                 358,524         814,325
                                             -------------   -------------

    Total Revenues by Segment                $ 14,650,757    $ 16,823,433

  Freight Income                                   79,387         117,497
  Sales Discounts and Allowances              (   515,894)    (   476,716)
                                             -------------   -------------

    Total Combined Revenue                   $ 14,214,250    $ 16,464,214
                                             =============   =============

Operating Profit by Segment
  ATV Accessories                            $  6,397,081    $  6,488,104
  Plastic Wheel Covers                          1,189,380         725,678
  Contract Manufacturing                          888,083         723,707
  Weekend Warrior                                 165,846         323,172
  Freight Income                                   79,387         117,497
  Sales Allowances                            (   515,894)    (   476,716)
  Factory Overhead                            ( 3,322,502)    ( 1,827,204)
  Selling, General and
   Administrative                             ( 4,018,875)    ( 4,707,215)
  Interest Income (Expense), Net              (   325,336)    (   423,584)
  Other Income (Expense), Net                      71,103     (   110,562)
  Income Tax Expense                          (   190,131)    (   221,083)
                                             -------------   -------------

    Net Income                               $    418,142    $    611,794
                                             =============   =============

Identifiable Assets
  ATV Accessories                            $ 18,012,012    $ 18,233,784
  Plastic Wheel Covers                            662,574         791,944
  Contract Manufacturing                        2,705,695       2,172,084
  Weekend Warrior                               1,521,555       1,590,669
                                             -------------   -------------

    Total Identifiable Assets                $ 22,901,836    $ 22,788,481

Corporate and Other Assets                      3,332,487       3,690,469
                                             -------------   -------------

    Total Assets                             $ 26,234,323    $ 26,478,950
                                             =============   =============

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006




Note 14 -  SEGMENT INFORMATION
(Cont.)
                                                 2007           2006

Depreciation by Segment
  ATV Accessories                            $    400,413    $    410,818
  Plastic Wheel Covers                             81,679          92,745
  Contract Manufacturing                           86,187          79,360
  Weekend Warrior                                  34,983          35,084
  Corporate and Other                             208,130         211,479
                                             -------------   -------------
    Total Depreciation                       $    811,392    $    829,486
                                             -------------   -------------
Capital Expenditures by Segment
  ATV Accessories                            $     80,566    $    205,231
  Plastic Wheel Covers                             74,580          89,964
  Contract Manufacturing                           17,051          18,703
  Weekend Warrior                                   5,476          18,407
  Corporate and Other                              67,662         246,158
                                             -------------   -------------
    Total Capital Expenditures               $    245,335    $    578,463
                                             =============   =============


The following is a summary of the Company's revenue in different geographic areas during the years ended September
30, 2007 and 2006:

                                                      2007         2006

		United States   		$ 12,140,210	$ 14,586,031
                Other Countries                    2,074,040       1,878,183
                                                -------------   -------------
		     Total Revenue   		$ 14,214,250	$ 16,464,214
                                                =============   =============

As of September 30, 2007 and 2006, all of the Company's long-lived assets are located in the United States of America. During fiscal 2007 and 2006, ATV Accessories had sales to individual customers which exceeded 10% of total revenues, as described in Note 14. Plastic Wheel Covers,
Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of total revenues during fiscal 2007 and 2006.


Note 15 -  RELATED PARTY TRANSACTIONS
During the year ended September 30, 2007, the Company had non-eliminated related party transactions comprising
$93,000 of revenue of which $19,660 remained in accounts receivable.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006





Note 16 - RISK OF SEASONALITY AND WEATHER - The ATV accessories market is seasonal as retail sales of snowplow equipment are generally higher in the fall and winter, and sales of farm and garden equipment are generally higher in the spring and summer. Accordingly, demand for the Company's snowplow equipment is generally higher in the late summer and fall
(the Company's fourth and first fiscal quarters) as distributors and dealers build inventories in anticipation of the winter season, and demand for the Company's farm and garden and golf equipment is generally highest in the late winter and spring (the Company's second and third fiscal quarters) as distributors and dealers build inventories in anticipation of the spring season.

Demand for snowplow, farm and garden, and golf equipment is significantly affected by weather conditions. Unusually cold winters or hot summers increase demand for these aforementioned products. Mild winters and cool summers usually have the opposite effect.


Note 17 -  COMMITMENTS AND CONTINGENCIES
Letters of Credit - Letters of credit are purchase guarantees that ensure the Company's payment to third parties in accordance with specified terms and conditions which amounted to approximately $210,500 and $188,400, as of September 30, 2007 and 2006, respectively.

Employment Agreement - The Company entered into an employment agreement with their President, effective
September 11, 2006, for a period of three years. The agreement contains automatic three year extensions and calls for an annual salary plus bonus equal to three percent (3%) of the Companies pre-tax net income growth over the average pre-tax net income of a three year base
(fiscal 2004, 2005 and 2006) beginning in fiscal 2007. The agreement provides for $100,000 in restricted Company common stock with 25% issued upon the first day of employment and 25% issued each anniversary date for the next three years as an employment bonus. The value of the entire restricted stock award was determined by the closing price on the Presidents first day of employment. The agreement also provides for standard benefits such as health insurance coverage, 401(K) retirement savings plan, sick and vacation time, and cafeteria plan.

                CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2007 AND 2006




Note 17 -  COMMITMENTS AND CONTINGENCIES
(Cont.)	Purchase Obligations - At September 30, 2007 and 2006, the
Company has purchase obligations for materials in the amount of $288,211 and $273,965, respectively, to be satisfied within fiscal 2008.


Note 18 -  LEGAL PROCEEDINGS
Prior to the merger, Simonsen Iron Works Inc. was named a defendant in a wage discrimination lawsuit filed by Lori
Christenson in the Iowa District Court in and for Clay
County, IA (Case No. LACV 25639) that was filed on November
13, 2003. The suit was filed seeking monetary damages under the Equal Pay Act and for Retaliatory Discharge.
Upon a motion for summary judgment sought by Simonsen, the court dismissed the count based on the Equal Pay Act during the third quarter of fiscal 2005. At that time the court allowed the retaliatory discharge claim but Simonsen subsequently filed a motion to reconsider and dismiss this charge as well. During the first quarter of fiscal 2006 the court ruled on this motion to reconsider and denied the motion, the remaining portion of the case went to trial during the week of July 30, 2007. The jury returned a verdict in favor of the Company, awarding no monetary amount to the plaintiff, Lori Christenson.


Note 19 -  SUBSEQUENT EVENT
On November 14, 2007, the Company sold its Milford, Iowa property to a related party in exchange for all of their Cycle Country common shares. The total number of shares was 1,410,730 with a value on the closing date of the transaction of $2,581,636. The Company now leases approximately 90% of the facility from the aforementioned related party under a three year triple net lease that contains two one year renewal options. The annual lease cost is $185,104 payable in monthly installments. The
Company placed the common shares acquired into treasury stock to be used at a later date for acquisitions, mergers, or major capital additions that may arise in the future.

                           SUPPLEMENTARY INFORMATION

          INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION
          ---------------------------------------------------------




To the Board of Directors
  of Cycle Country
  Accessories Corp. and Subsidiaries
Milford, Iowa


Our report on the consolidated financial statements of Cycle Country Accessories Corp. and Subsidiaries for the years ended September 30, 2007 and 2006, appears on page 1. The audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information in Schedules 1 and 2 pertaining to fiscal 2007 and 2006 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended September 30, 2007 and 2006, taken as a whole.




                            Certified Public Accountants

/s/Henjes, Conner & Williams, P.C.
Sioux City, Iowa
December 24, 2007

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES	SCHEDULE 1

CONSOLIDATED SCHEDULE OF GROSS PROFIT

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006





                                         2007                    2006
                                                % of                    % of
                                  Amount      Revenue     Amount       Revenue
                            ------------      -------  ------------    -------

TOTAL NET SALES             $ 14,214,250      100.0 %  $ 16,464,214    100.0 %

DIRECT MANUFACTURING COSTS
  Materials Purchased       $  5,841,235       41.1 %  $  6,821,355     41.4 %
  Salaries - Direct            1,260,644        8.9       1,621,395      9.9
  Royalty                         67,800         .5         119,753       .7
  Other                                -         -              269        -
                            -------------      ------  -------------    ------
                            $  7,169,679       50.5 %  $  8,562,772     52.0 %

FACTORY OVERHEAD
  Salaries - Administrative $    245,788        1.7 %   $   246,524     1.5 %
  Salaries - Other               117,526         .8          96,412      .6
  Salaries - Officers             91,876         .6          96,272      .6
  Depreciation and
   Amortization                  624,834        4.4         185,781     1.2
  Freight                        124,857         .9         149,605      .9
  Insurance                      168,112        1.2         143,652      .9
  Payroll Taxes                  171,194        1.2          88,198      .5
  Repair and Maintenance         137,026        1.0         167,047     1.0
  Utilities                      296,387        2.1         252,077     1.6
  Employee Health Insurance      236,325        1.7          83,066      .5
  Other Production Costs     (   348,727)    (  2.5)         56,231      .3
  Legal and Accounting            13,990         .1          16,305      .1
  Other Professional Fees         16,595         .1               -       -
  Real Estate Taxes               90,386         .6          99,975      .6
  Instruction Supplies             5,039          -           6,382       -
  Other Employee Benefits          3,677          -               -       -
  Office and Shipping Supplies
   and Postage                    18,396         .1          17,769      .1
  Shop Supplies                   65,965         .5          66,277      .4
  Contract Labor                  83,944         .6          55,631      .3
                            -------------     ------   -------------  ------
    Total Factory
      Overhead              $  2,163,190       15.1 %  $  1,827,204    11.1 %
                            -------------     ------   -------------  ------
    Total Cost of Goods
      Sold                  $  9,332,869       65.6 %  $ 10,389,976    63.1 %
                            -------------     ------   -------------  ------

    Gross Profit            $  4,881,381       34.4 %  $  6,074,238    36.9 %
                            =============     ======   =============  ======


See the Accompanying Independent Auditors'
Report on Supplementary Information

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES	SCHEDULE 2

CONSOLIDATED SCHEDULE OF SELLING, GENERAL
       AND ADMINISTRATIVE EXPENSES

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006


                                         2007                    2006
                                                % of                    % of
                                  Amount      Revenue     Amount       Revenue
                            ------------      -------  ------------    -------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
  Salaries - Administrative  $   400,216       2.8 %   $   448,619     2.7 %
  Salaries - Officers            478,043       3.5         509,287     3.1
  Salaries - Shipping            143,472       1.0         218,866     1.3
  Salaries - Engineering         227,011       1.6         155,130      .9
  Advertising                    482,737       3.5         531,503     3.2
  Shipping and Handling Costs    187,664       1.3         185,613     1.2
  Legal and Accounting           125,911        .9         146,741      .9
  Depreciation and
   Amortization                  198,894       1.4         664,935     4.0
  Insurance                      264,522       1.9         267,752     1.6
  Office and Shipping Supplies
   and Postage                   161,285       1.1         120,191      .7
  Fuel and Fuel Tax               26,668        .2          74,192      .5
  Commissions                    158,688       1.1         110,352      .7
  Payroll Taxes and Other
   Employee Benefits             171,925       1.2         220,083     1.3
  Retirement Plan Contribution    18,385        .1          21,597      .1
  Other Professional Fees        412,894       2.9         338,286     2.1
  Repairs and Maintenance         14,654        .1          30,995      .2
  Employee Health Insurance       82,864        .6         289,521     1.8
  Telephone                       39,983        .3          35,970      .2
  Travel and Meals                85,192        .6          61,141      .4
  Warranty                        48,435        .3          23,788      .2
  Show Expense                    34,073        .2          31,138      .2
  Research and Development        23,457        .2          10,806      .1
  Real Estate Tax                 64,282        .5          42,757      .2
  Shop Supplies                    5,141         -          41,972      .2
  Subscriptions and Dues          19,240        .1          16,153      .1
  Utilities                       24,000        .2          24,000      .2
  Bonuses - Officers              34,272        .2          25,775      .2
  Contract Labor                  37,613        .3          13,067      .1
  Contributions                   19,274        .1          12,931      .1
  Promotions                       3,249         -           1,919       -
  Bad Debts                           85         -           9,094      .1
  Director Fees                    3,500         -           7,500       -
  Lease Expense                    5,292         -           5,292       -
  Miscellaneous                   15,954        .1          10,249      .1
                             ------------    ------    ------------   ------
    Total Selling, General
     and Administrative
     Expenses                $ 4,018,875      28.3 %   $ 4,707,215     28.7 %
                             ============    ======    ============   ======



See the Accompanying Independent Auditors'
Report on Supplementary Information

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 28, 2007.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Randy Kempf
		Randy Kempf
		Principal Executive Officer and
                President


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2007.

By:	/s/ Randy Kempf		Principal Executive Officer and President
	Randy Kempf

By:     /s/ David Davis         Principal Financial Officer and
	David Davis		Principal Accounting Officer


By:	/s/ F.L. Miller		Director
	F.L. Miller

By:     /s/ L.G. Hancher Jr.    Director
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
	Rod Simonson

By:	/s/ Alan Bailey		Director
	Alan Bailey