Form 10QSB
period 2007-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2008-02-14
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-QSB

         (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007


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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of January 28, 2008 was 6,006,415 and there were 486 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

Cycle Country Accessories Corp. Index to Form 10-QSB

Part 1   Financial Information                                          Page
                                                                        ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - December 31, 2007........2


         Condensed Consolidated Statements of Income - Three Months
         Ended December 31, 2007 and 2006................................3


         Condensed Consolidated Statements of Cash Flows - Three
         Months Ended December 31, 2007 and 2006.........................4


         Notes to Condensed Consolidated Financial Statements............6



Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................9


Item 3.  Controls and Procedures .......................................16


Part II  Other Information


Item 1.  Legal Proceedings..............................................17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....17

Item 3. Defaults Upon Senior Securities.................................17

Item 4. Submission of Matters to a Vote of Security Holders.............17

Item 5.  Other Information..............................................17

Item 6.  Exhibits ......................................................18


Signatures..............................................................19

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
December 31, 2007
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                     $   1,763,546
   Accounts receivable, net                                          1,882,713
   Inventories                                                       5,565,766
   Income taxes receivable                                              29,533
   Deferred income taxes                                               100,302
   Prepaid expenses and other                                          199,333
                                                                 --------------
            Total current assets                                     9,541,193
                                                                 --------------

Property, plant, and equipment, net                                 10,904,322
Intangible assets, net                                                 174,805
Goodwill                                                             4,890,146
Other assets                                                            37,677
                                                                 --------------
            Total assets                                         $  25,548,143
                                                                 ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                             $     481,931
    Accrued interest payable                                             4,613
    Accrued income tax payable                                         444,749
    Accrued expenses                                                   577,833
    Current portion of bank notes payable                              635,267
    Current portion of deferred gain                                   166,524
                                                                 --------------
           Total current liabilities                                 2,310,917
                                                                 --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                         3,933,132
    Deferred gain, less current portion                                319,171
    Deferred income taxes                                            2,428,736
                                                                 --------------
                  Total liabilities                                  8,991,956
                                                                 --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                          -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,417,145 shares issued and
       6,006,415 shares outstanding                                        742
    Additional paid-in capital                                      14,622,528
    Retained earnings                                                4,514,553
                                                                 --------------
                                                                    19,137,823
    Treasury stock, at cost, 1,410,730 shares                       (2,581,636)
                                                                 --------------
           Total stockholders' equity                               16,556,187
                                                                 --------------
Total liabilities and stockholders' equity                       $  25,548,143
                                                                 ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                              Three Months Ended December 31,
                                               2007                   2006
                                          --------------         --------------
                                           (Unaudited)            (Unaudited)
Revenues:
 Net sales                                $   4,978,194          $   4,641,757
 Freight income                                  23,364                 24,403
                                          --------------         --------------
       Total revenues                         5,001,558              4,666,160
                                          --------------         --------------
Cost of goods sold                           (2,986,229)            (3,032,718)
                                          --------------         --------------
       Gross profit                           2,015,329              1,633,442
                                          --------------         --------------
Selling, general, and administrative
   expenses                                  (1,025,251)            (1,030,638)
                                          --------------         --------------
      Income from operations                    990,078                602,804
                                          --------------         --------------
Other Income (Expense):
  Interest expense                              (89,283)               (98,220)
  Interest income                                 9,632                 11,121
  Gain on sale of assets                        238,432                 23,493
  Miscellaneous                                   1,791                  2,860
                                          --------------         --------------
      Total other income (expense)              160,572                (60,746)
                                          --------------         --------------
      Income before provision for
         income taxes                         1,150,650                542,058
                                          --------------        --------------
Provision for income taxes                     (416,092)              (173,454)
                                          --------------        --------------
      Net income                                734,558                368,604
                                          ==============        ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      6,645,647              7,336,546
                                          ==============        ==============
   Diluted                                    6,645,647              7,336,546
                                          ==============        ==============
Earnings per common share:
   Basic                                  $        0.11         $         0.05
                                          ==============        ==============
   Diluted                                $        0.11         $         0.05
                                          ==============        ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                              Three Months Ended December 31,
                                               2007                   2006
                                          --------------         --------------
                                           (Unaudited)            (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     734,558          $     368,604
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           192,416                202,319
         Amortization                             1,431                  4,605
         Inventory reserve                        9,000                  9,000
         Provision for doubtful accounts          5,000                     -
         Gain on sale of equipment             (238,431)               (23,493)
         (Increase) decrease in assets:
            Accounts receivable, net            348,143               (115,789)
            Inventories                        (304,121)               382,070
            Taxes receivable                    (29,533)               173,454
            Prepaid expenses and other           74,111                130,568
         Increase (decrease) in liabilities:
            Accounts payable                    286,432                 99,162
            Accrued expenses                     30,388                240,866
            Income taxes payable                416,092                     -
            Accrued interest payable               (153)                  (143)
                                          --------------         --------------
Net cash provided by
      operating activities                    1,525,333              1,471,223
                                          --------------         --------------

Cash Flows from Investing Activities:
   Purchase of equipment                        (68,573)               (50,238)
   Proceeds from sale of equipment                  995                 39,677
                                          --------------         --------------
Net cash used in investing activities           (67,578)               (10,561)
                                          --------------         --------------

Cash Flows from Financing Activities:
   Payments on bank notes payable              (149,057)              (140,131)
                                          --------------         --------------
Net cash used in
      financing activities                     (149,057)              (140,131)
                                          --------------         --------------

Net increase in cash and
   cash equivalents                           1,308,698              1,320,531

Cash and cash equivalents, beginning of
   period                                       454,848                450,857
                                          --------------         --------------

Cash and cash equivalents, end of
   period                                 $   1,763,546          $   1,771,388
                                          ==============         ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                              Three Months Ended December 31,
                                               2007                   2006
                                          --------------         --------------
                                           (Unaudited)            (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $      89,436        $     98,362
                                          ==============       ==============

      Income taxes                        $      29,533        $        -
                                          ==============       ==============

Supplemental schedule of non-cash investing and financing activities:

  Acquisition of common stock
     from sale of property,
     plant, and equipment                 $   2,581,636        $        -
                                          ==============       ==============
  Issuance of common stock for
     payment of CEO bonus                 $      25,000        $     25,000
                                          ==============       ==============
  Issuance of common stock for
     payment of consultant fees           $      91,500        $     92,500
                                          ==============       ==============
  Issuance of common stock for
     payment of director fees             $      11,000        $        -
                                          ==============       ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2007 and 2006
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2007 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at December 31, 2007, are summarized as follows:

             Raw materials                              $   2,634,894
             Work in progress                                 611,187
             Finished goods                                 2,319,685
                                                        --------------
                Total inventories                       $   5,565,766
                                                        ==============


3.   Goodwill:

Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's April 29, 2005, acquisition is not being amortized in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.

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


4.   Accrued Expenses:

The major components of accrued expenses at December 31, 2007, are summarized as follows:

             Distributor rebate payable                 $     128,402
             Accrued salaries and related benefits            274,576
             Accrued warranty expense                          50,000
             Accrued real estate tax                          117,559
             Royalties payable                                  5,796
             Accrued director fees                              1,500
                                                        --------------
                Total accrued expenses                  $     577,833
                                                        ==============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2007 and 2006
(Unaudited)


5.   Stock Redemption With Sale Of Property, Plant, and Equipment:

On November 14, 2007, the company closed the transaction with its founder and his wife in which they purchased the company's manufacturing plant located in Milford, Iowa. In return, the company received all of the common equity owned by the founder and his wife, 1,410,730 shares. The acquired shares are being held as treasury stock. The value of the property was determined based upon an appraisal and discussions with two independent commercial realtors and the stock was valued using the stock's closing price on November 13, 2007.

Additionally, on November 14, 2007, the company also entered into a lease agreement with its founder and his wife providing that the company will lease a majority of the Milford facility. The term of the lease is three years and the company has the option to renew the lease on the same terms and conditions for two additional terms of one year each.


6.   Sale-Leaseback Transaction - Operating Lease:

On November 14, 2007, the company entered into a sale-leaseback arrangement. Under the arrangement, the company sold it's Milford facility land and buildings, along with certain other pieces of equipment, to its founder and his wife for 1,410,730 shares of the Company's common stock. The leaseback has been accounted for as an operating lease with a three year term. $485,695 of the total gain of $724,795 has been deferred and will be amortized to income in proportion to lease expense over the term of the lease. The amortization expense for the three months ended December 31, 2007, was $13,877. The required minimum lease payments are $185,104 per year for the next three years.


7.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.


The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 2007 and 2006:


                                            For the three months ended December 31, 2007
                                            -----------------------------------------------
                                               Income          Shares           Per-share
                                             (numerator)    (denominator)         amount
                                            -------------  -------------      -------------
Basic EPS
Income available to common stockholders     $    734,558     6,645,647         $      0.11
                                                                                   ========
Effect of Dilutive Securities
Warrants                                             -             -
                                            -------------  -------------
Diluted EPS
Income available to common stockholders     $    734,558     6,645,647         $      0.11
                                            =============  =============           ========



Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2007 and 2006
(Unaudited)


7.   Earnings Per Share, Continued:


						For the three months ended December 31, 2006
						----------------------------------------------------------
                                                   Income            Shares             Per-share
                                                 (numerator)      (denominator)          amount
                                               ----------------   -------------       -------------

Basic EPS
Income available to common stockholders        $    368,604         7,336,546         $      0.05
                                                                                           ========
Effect of Dilutive Securities
Warrants                                                -                 -
                                               ----------------    ------------
Diluted EPS
Income available to common stockholders        $    368,604         7,336,546         $      0.05
                                               ================    ============            ========


8.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf carts and light-duty trailers. Weekend Warrior is engaged in the design, assembly, and sale of ATV and utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, soft goods, and a patented universal plow system. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007. Sales of snowplow blades comprised approximately 64% and 79% of ATV Accessories revenues during the three months ended December 31, 2007 and 2006, respectively. In addition, sales of snowplow blades comprised approximately 54% and 64% of the Company's consolidated total revenues during the three months ended December 31, 2007 and 2006, respectively.


The following is a summary of certain financial information related to the four segments during the three months ended
December 31, 2007 and 2006:



                                       2007              2006
Total revenues by segment
     ATV Accessories               $   4,224,679     $   3,766,931
     Plastic Wheel Covers                420,687           441,318
     Weekend Warrior                      80,068           154,170
     Contract Manufacturing              455,893           444,353
                                   --------------    --------------
       Total revenues by segment       5,181,327         4,806,772
     Freight income                       23,364            24,403
     Sales allowances                   (203,133)         (165,015)
                                   --------------    --------------
          Total revenues           $   5,001,558     $   4,666,160

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2007 and 2006
(Unaudited)


8.   Segment Information, Continued:





Operating profit by segment
     ATV Accessories                $  2,472,804     $   1,989,101
     Plastic Wheel Covers                251,495           185,861
     Weekend Warrior                      38,271            56,475
     Contract Manufacturing              262,913           198,233
     Freight income                       23,364            24,403
     Sales allowances                   (203,133)         (165,015)
     Factory overhead                   (830,384)         (655,616)
     Selling, general, and
       administrative                 (1,025,251)       (1,030,638)
     Interest income (expense), net      (79,652)          (87,099)
     Other income (expense), net         240,223            26,353
     Provision for income taxes         (416,092)         (173,454)
                                   --------------    --------------
          Net income               $     734,558     $     368,604
                                   ==============    ==============



The following is a summary of the Company's revenue in different geographic areas during the three months ended
December 31, 2007 and 2006:

                                   2007                     2006
                            ------------------      ------------------
United States of America     $    4,540,560          $    3,790,284
Other countries                     460,998                 875,876
                            ------------------      ------------------
          Total revenue      $    5,001,558          $    4,666,160
                            ==================      ==================

As of December 31, 2007, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of total net revenues, accounted for approximately 23.8% and 10% each of total net revenues during the three months ended December 31, 2007, and approximately 21.3%, 11.5%, and 10% each of total net revenues during the three months ended December 31, 2006. The ATV Accessories segment uses a two-step distribution method to get its products to market, utilizing approximately 9 distributors to reach over 12,000 dealers located in North America. Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of total net revenues during the three months ended December 31, 2007 or 2006.


Item 2.  Management's Discussion and Analysis or Plan of Operation

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiaries (the "Company") and should be read in conjunction with our consolidated financial statements as of September 30, 2007, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-KSB for the year ended September 30, 2007.

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

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, "Goodwill and Other

Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at December 31, 2007, and found no impairment.

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

Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At December 31, 2007, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in the Company's financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits.

The Company adopted the provisions of FIN 48 on October 1, 2007. At the adoption date of October 1, 2007, and at December 31, 2007, no uncertain positions were identified. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of interest expense on the condensed consolidated statement of income.


OVERALL RESULTS OF OPERATIONS - Three Months Ended December 31, 2007 and 2006


                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                        31, 2007         31, 2006      $             %
                     --------------------------------------------------------
Revenue              $   5,001,558    $   4,666,160    $  335,398       7.2%
Cost of goods sold   $   2,986,229    $   3,032,718    $  (46,489)     (1.5%)
Gross profit         $   2,015,329    $   1,633,442    $  381,887      23.4%
Gross profit %             40.3%            35.0%                       5.3%


The increase in revenues for the three months ended December 31, 2007, compared to the three months ended December 31, 2006 was mainly attributable to an 11% increase in sales for our largest business segment, ATV accessories, and a 3% increase in sales for our Contract Manufacturing segment. Our two other business segments did have a decrease in revenues. Weekend Warrior had a 48% decrease in sales and the Wheel Cover business segment had a 5% decrease in sales for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006. The increase in gross profit as a percentage of revenue was mainly attributable to a decrease in labor and factory overhead costs as production at maximum capacity during the entire quarter spread those costs over a much greater number of parts than the averages to which the expenses are normally allocated. We attribute the increase in ATV Accessory sales to an increase in sales to OEM customers, such as John Deere, and new product sales for UTVs, Golf Cars, and ATVs. As the company continues to implement its business plan, Cycle Country is starting to become known for more than just snowplow blades. Our business plan places major emphasis on aggressively developing new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The increase in Contract Manufacturing revenues was due to an increase in business with current customers. The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs.




                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                        31, 2007         31, 2006      $             %
                     --------------------------------------------------------
Selling, general
and
administrative
expenses             $   1,025,251    $   1,030,638    $  (5,387)      (0.5%)

As a percentage of revenue, selling, general, and administrative expenses were 20.5% for the three months ended December 31, 2007, compared to 22.1% for the three months ended December 31, 2006. The significant changes in operating expenses for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 were;

                             Increase        Increase
                             (Decrease) $    (Decrease) %
                             ----------------------------
Legal and Accounting           $  (25,800)     (81%)

Depreciation and Amortization     (48,000)     (80%)

Contract labor                     (5,920)     (61%)

Other professional fees            51,190       88%

Lease expense                      22,800      172%

Legal and accounting expense decreased as fees related to the annual audit were not estimated until the second quarter of fiscal 2008. Depreciation and amortization expenses decreased due to the updated and revised overhead allocation pool and burden rates completed by management after the first quarter of fiscal 2007. Other professional fees increased for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, due to additional consulting work related to the Company's Sarbanes-Oxley Act compliance initiatives. The increase in lease expense is due to the sale and subsequent leasing back of the Company's Milford facility, as described previously in Note 5 to the condensed consolidated financial statements included elsewhere in this filing. The decrease in contract labor is due to management not having the same level of extra projects requiring temporary labor to complete in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.




                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                        31, 2007         31, 2006      $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income               $    11,423      $    13,981      $   (2,558)    (18.3%)

Gain on sale of
assets               $   238,432      $    23,493      $  214,939     914.9%

Interest expense     $    89,283      $    98,220      $   (8,937)    (9.1%)

The decrease in interest and miscellaneous income is primarily due to a decrease in lease income from the leasing of the Company's truck bay of approximately $2,000. The increase in the gain on sale of assets is due to the Company selling it's Milford facility and certain other assets, as described previously in Note 5 to the condensed consolidated financial statements included elsewhere in this filing. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense over the remaining quarters of fiscal 2008 should continue to decrease as the principal balances continue to decrease under fixed rate notes.

Looking ahead to the next three quarters of fiscal 2008 we project strong overall growth in revenues as new products, new markets, re-establishing our dominance in the markets that we already serve, and effective marketing initiatives continue to be the focus of management and the entire Company. With new opportunities unfolding in the golf car OEM utility vehicles and golf cars, the lawn and garden industry, the UTV, or Side-by-Side, market, our contract manufacturing segment, and even our mainstay ATV market, management projects double-digit growth for revenues. The company anticipates gross profits will remain steady in the 35% to 40% of revenue range as profitability is maintained through pricing adjustments and production costs and synergies are maintained or improved upon. We project selling, general and administrative expenses during the remainder of fiscal 2008 to be 20-25% of total revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing the efficiencies the recently implemented new accounting and manufacturing software provides us, all while maintaining a consistent level of administrative support.


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

ATV ACCESSORIES - Three Months Ended December 31, 2007 and 2006


                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                        31, 2007         31, 2006      $             %
                     --------------------------------------------------------
Revenue              $   4,224,679    $   3,766,931    $  457,748      12.2%

Cost of goods sold   $   1,751,875    $   1,777,830    $  (25,955)     (1.5%)

Gross profit         $   2,472,804    $   1,989,101    $  483,703      24.3%

Gross profit %             58.5%            52.8%                       5.7%

We attribute the significant increase in ATV accessories revenue for the first quarter of fiscal 2008 to an increase in sales to OEM customers, such as John Deere, and new product sales for UTVs, Golf Cars, and ATVs. The changes in product sales were as follows;



                             Increase        Increase
                             (Decrease) $    (Decrease) %
                             ----------------------------
Snowplows                    $ (178,500)       (6.0%)
UTV Accessories                  88,100         100%
OEM                             425,500         113%
Golf Car Accessories             59,300         386%
Oil filters and oil coolers      20,600        37.7%
Motorcycle carrier               18,700         100%

The decrease in snowplow sales is primarily due to a decrease in sales to our European distributors as they have experienced a very dry winter season. The increase in OEM sales is mainly attributable to an increase in sales to John Deere. The UTV Accessories, Golf Car Accessories, and the Motorcycle Carrier represent new products for the company. As the company continues to implement its business plan, Cycle Country is starting to become known for more than just snowplow blades. Our business plan places major emphasis on aggressively developing new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The increase in gross profit as a percentage of revenue was mainly attributable to a decrease in labor and factory overhead costs as production at maximum capacity during the entire quarter spread those costs over a much greater number of parts than the averages to which the expenses are normally allocated. Management expects gross profit for the second and third quarters to decrease slightly as the average gross margin for the products traditionally sold in these two quarters is lower than the average gross margin for the products traditionally sold in the first and fourth quarters.


PLASTIC WHEEL COVERS - Three Months Ended December 31, 2007 and 2006



                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                        31, 2007         31, 2006      $             %
                     --------------------------------------------------------
Revenue              $   420,687      $   441,318      $  (20,631)     (4.7%)
Cost of goods sold   $   169,192      $   255,457      $  (86,265)    (33.8%)
Gross profit         $   251,495      $   185,861      $   65,634      35.3%
Gross profit %           59.8%            42.1%                        17.7%

The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs. Our newest wheel cover designs, the 'SS' and the 'A/T', continue to do well in the market. In fact, our current 10 inch A/T wheel cover has crossed over into the lawn and garden and UTV markets and is becoming popular as an affordable method to improve the look of a zero-turn lawnmower or UTV with factory standard rims. As a result of this crossover, we have developed a 12 inch version of the A/T wheel cover specifically for the zero-turn mower market and its sales in the second quarter of fiscal 2008 have been brisk. The second and third quarters are traditionally the prime quarters for the golf industry, accordingly management is projecting revenues for these two quarters to exceed revenues for this first quarter. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment.

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

WEEKEND WARRIOR - Three Months Ended December 31, 2007 and 2006


                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                        31, 2007         31, 2006      $             %
                     --------------------------------------------------------
Revenue              $     80,068     $   154,170      $  (74,102)    (48.1%)
Cost of goods sold   $     41,797     $    97,695      $  (55,898)    (57.2%)
Gross profit         $     38,271     $    56,475      $  (18,204)    (32.2%)
Gross profit %             47.8%           36.6%                       11.2%

The decrease in revenues is attributable to a decrease in sales to national retail customers. Looking forward, management anticipates new and current customers to generate approximately $1.25 million in total revenue for this segment in fiscal 2008. With the newly patented universal plow system, a two-wheel weed and brush mower, and other new products, management now has Weekend Warrior set with a complete product line that can compete with the current brands in the small-box retail markets. Management has added a new independent sales rep agency to the sales team for this segment. The new sales agency has numerous contacts within the small box retail arena and years of success selling products in this arena. A new catalog has been created that shows the full breadth of the expanded Weekend Warrior product line which will be made available to our sales rep. firm as well as retail customers. Management believes this segment does have the largest long-term growth potential. The increase in gross profit for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 is mainly due to an increase in products being sold with better gross margins as low margin products are being eliminated or repriced.

CONTRACT MANUFACTURING - Three Months Ended December 31, 2007 and 2006


                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
                        31, 2007         31, 2006      $             %
                     --------------------------------------------------------
Revenue              $   455,893      $   444,353      $   11,540       2.6%
Cost of goods sold   $   192,980      $   246,120      $  (53,140)    (21.6%)
Gross profit         $   262,913      $   198,234      $   64,679      32.6%
Gross profit %           57.7%            44.6%                        13.1%

The slight increase in revenue was due to an increase in business with current customers. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will provide the company with a significant source of revenue in quarters traditionally slow for our main ATV Accessories business segment. The two Manufacturer's Rep. agencies that cover Iowa and the surrounding states continue to generate a significant increase in new quoting opportunities from new customers as well as past and current customers. One of the major capital investments for fiscal 2008 is a new, state of the art, flying optics 4000 watt laser cutting system with integrated automatic material handling system. This new laser will create large production efficiency gains and allow the company to attract new customers under our contract manufacturing business segment. Management believes that this segment has the potential to generate approximately $2 million in revenue in fiscal 2008. Gross margin increased as management was able to improve the profitability of the parts that were produced. Also impacting the gross profit as a percentage of revenue was changes to allocations of burden and factory overhead among our various business segments as management regrouped certain expense items and recalculated the burden and overhead rates of the company.

GEOGRAPHIC REVENUE - Three Months Ended December 31, 2007 and 2006

                      Three Months    Three Months    Increase      Increase
                     Ended December   Ended December  (Decrease)    (Decrease)
Country                 31, 2007        31, 2006        $             %
------------------------------------------------------------------------------

United States
of America           $   4,540,560    $   3,790,284     $  750,276      19.8%

All Other
Countries            $     460,998    $     875,876     $ (414,878)    (47.4%)



The increase during the three months ended December 31, 2007, in U.S. revenue is due to an increase in sales to OEM customers and a general increase across all regions previously serviced in the United States of America through our distributors. The decrease during the three months ended December 31, 2007, in other countries is due to a decrease of sales in Europe and Canada. The decrease in revenue in Europe is due to a very dry winter season.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the three months ended December 31, 2007.
Cash and cash equivalents were $1,763,546 as of December 31, 2007, compared to $454,848 as of September 30, 2007. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.
In the three months ended December 31, 2007, we made approximately $68,600 in capital expenditures, received approximately $1,000 from the sale of capital equipment, and paid approximately $149,100 of long-term debt principal. By the end of fiscal 2008 management expects total capital expenditures to approximate $1,250,000. Working Capital

Net working capital was $7,230,276 at December 31, 2007, compared to $6,853,024 at September 30, 2007. The change in working capital is primarily due to the following:

                        Balance          Balance            Increase/  Percent
                    December 31, 2006  September 30, 2007  (Decrease)   Change
-----------------------------------------------------------------------------
Cash and
cash
equivalents        $  1,763,546        $    454,848       $ 1,308,698   287.7%

Accounts
receivable            1,882,713           2,235,856          (353,143)  (15.8%)

Inventories           5,565,766           5,270,644           295,122     5.6%

Income
taxes receivable         29,533                 -              29,533   100.0%

Prepaid expenses        199,333            227,437            (28,104)  (12.4%)

Accounts payable        481,931            195,499            286,432   146.5%

Accrued expenses        577,833            588,210            (10,377)   (1.8%)

Current portion of
bank notes payable      635,267            623,697             11,570     1.9%



	Long-Term Debt

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018, for Note One and until April 2011, for Note Two, which include principal and interest (7.375% as of December 31, 2007) for Note One and principal and interest (7.375% as of December 31, 2007) for Note Two, with a final payment upon maturity on April 25, 2018, for Note One and April 25, 2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At December 31, 2007 and 2006, $3,050,952 and $3,241,885, respectively, were outstanding for Note One and $1,517,447 and $1,915,088, respectively, were outstanding for Note
Two. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

Line of Credit

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (8.0% at December 31, 2007) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008. At December 31, 2007 and
2006, no balance was outstanding on the Line of Credit.

       The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At December 31, 2007, the Company met all of the required financial ratios.

Warrants

       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the three months ended December 31, 2007, none of the 40,000 warrants were exercised. The proceeds are to be applied to the outstanding balance on the Notes.

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

None.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2008.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Randy Kempf
           ------------------------
		Randy Kempf
		Principal Executive Officer and President

	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2008.

By:	/s/ Randy Kempf		Principal Executive Officer, President and
	Randy Kempf 		Director


By:     /s/ David Davis         Principal Financial Officer and
	David Davis		Principal Accounting Officer

By:	/s/ F.L. Miller		Director
	F.L. Miller

By:     /s/ L.G. Hancher Jr.    Director
	L.G. Hancher Jr.

By:     /s/ Rod Simonson        Director
	Rod Simonson

By:	/s/ Alan Bailey		Director
	Alan Bailey