Form 10QSB
period 2008-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2008-05-15
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB

         (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008


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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of April 28, 2008 was 6,006,415 and there were 436 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

Cycle Country Accessories Corp. Index to Form 10-QSB

Part I   Financial Information                                          Page
                                                                        ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - March 31, 2008............2


         Condensed Consolidated Statements of Income - Three Months
         Ended March 31, 2008 and 2007....................................3


         Condensed Consolidated Statements of Income - Six Months
         Ended March 31, 2008 and 2007....................................4

         Condensed Consolidated Statements of Cash Flows - Six Months
         Ended March 31, 2008 and 2007....................................5


         Notes to Condensed Consolidated Financial Statements.............7



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................12


Item 3.  Controls and Procedures..........................................23


Part II  Other Information


Item 1.  Legal Proceedings................................................24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......24

Item 3. Defaults Upon Senior Securities...................................24

Item 4. Submission of Matters to a Vote of Security Holders...............24

Item 5.  Other Information................................................24

Item 6.  Exhibits.........................................................25


Signatures................................................................26

Part I.  Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2008
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                    $   1,243,078
   Accounts receivable, net                                         1,165,443
   Inventories                                                      6,735,193
   Deferred income taxes                                              100,302
   Prepaid expenses and other                                         408,168
                                                                --------------
            Total current assets                                    9,652,184
                                                                --------------

Property, plant, and equipment, net                                11,644,508
Intangible assets, net                                                176,495
Goodwill                                                            4,890,146
Other assets                                                           36,934
                                                                --------------
            Total assets                                        $  26,400,267
                                                                ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                            $   1,427,527
    Accrued interest payable                                            3,795
    Accrued income taxes payable                                      394,092
    Accrued expenses                                                  503,131
    Current portion of bank notes payable                             647,052
    Current portion of deferred gain                                  166,524
                                                                --------------
           Total current liabilities                                3,142,121
                                                                --------------
Long-Term Liabilities:
Bank notes payable, less current portion                            3,763,784
    Deferred gain, less current portion                               277,540
    Deferred income taxes                                           2,428,736
                                                                --------------
                  Total liabilities                                 9,612,181
                                                                --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                         -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,417,145 shares issued and
       6,006,415 outstanding                                              742
    Additional paid-in capital                                     14,622,528
    Retained earnings                                               4,746,452
                                                                --------------
                                                                   19,369,722
    Treasury stock, at cost, 1,410,730 shares                      (2,581,636)
                                                                --------------
           Total stockholders' equity                              16,788,087
                                                                --------------
Total liabilities and stockholders' equity                      $  26,400,267
                                                                ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                              Three Months Ended March 31,
                                               2008                    2007
                                          --------------         --------------
                                           (Unaudited)            (Unaudited)
Revenues:
 Net sales                                $   3,891,738          $   2,766,371
 Freight income                                  19,946                 20,769
                                          --------------         --------------
       Total revenues                         3,911,684              2,787,140
                                          --------------         --------------
Cost of goods sold                           (2,374,966)            (1,907,379)
                                          --------------         --------------
       Gross profit                           1,536,718                879,761
                                          --------------         --------------
Selling, general, and administrative
   expenses                                  (1,162,675)            (1,015,198)
                                          --------------         --------------
      Income (loss) from operations             374,043               (135,437)
                                          --------------         --------------
Other Income (Expense):
  Interest expense                              (80,111)               (93,533)
  Interest income                                 7,686                 12,269
  Gain on sale of assets                         42,157                    -
  Miscellaneous                                  34,189                 11,034
                                          --------------         --------------
      Total other income (expense)                3,921                (70,230)
                                          --------------         --------------
      Income (loss) before provision
         for income taxes                       377,964               (205,667)
                                          --------------         --------------
   Provision for income taxes                  (146,064)                65,809
                                          --------------         --------------
      Net income (loss)                         231,900               (139,858)
                                          ==============         ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      6,006,415              7,350,008
                                          ==============         ==============
   Diluted                                    6,006,415              7,350,008
                                          ==============         ==============
Earnings per common share:
   Basic                                  $        0.04          $      (0.02)
                                          ==============         ==============
   Diluted                                $        0.04          $      (0.02)
                                          ==============         ==============






See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                Six Months Ended March 31,
                                               2008                    2007
                                          --------------         --------------
                                           (Unaudited)             (Unaudited)
Revenues:
 Net sales                                $   8,869,932          $   7,408,128
 Freight income                                  43,310                 45,172
                                          --------------         --------------
       Total revenues                         8,913,242              7,453,300
                                          --------------         --------------
Cost of goods sold                           (5,361,194)            (4,940,098)
                                          --------------         --------------
       Gross profit                           3,552,048              2,513,202
                                          --------------         --------------
Selling, general, and administrative
   expenses                                  (2,187,927)            (2,045,835)
                                          --------------         --------------
      Income from operations                  1,364,121                467,367
                                          --------------         --------------
Other Income (Expense):
  Interest expense                             (169,395)              (191,754)
  Interest income                                17,318                 23,390
  Gain on sale of assets                        280,589                 24,502
  Miscellaneous                                  35,981                 37,387
                                          --------------         --------------
      Total other income (expense)              164,493               (130,977)
                                          --------------         --------------
      Income before provision for
         income taxes                         1,528,614                336,390
                                          --------------         --------------
Provision for income taxes                     (562,157)              (107,645)
                                          --------------         --------------
      Net income                                966,457                228,745
                                          ==============         ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      6,328,471              7,343,225
                                          ==============         ==============
   Diluted                                    6,328,471              7,343,225
                                          ==============         ==============
Earnings per common share:
   Basic                                  $        0.15          $        0.03
                                          ==============         ==============
   Diluted                                $        0.15          $        0.03
                                          ==============         ==============


See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Six Months Ended March 31,
                                               2008                   2007
                                          --------------         --------------
                                           (Unaudited)            (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     966,457          $     228,745
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           385,649                407,062
         Amortization                             2,906                  9,209
         Inventory reserve                       18,000                 18,000
         Gain on sale of equipment             (280,046)               (24,502)
         (Increase) decrease in assets:
            Accounts receivable, net          1,070,412                739,145
            Inventories                      (1,482,548)               (10,573)
            Prepaid expenses and other         (137,145)                 4,376
         Increase (decrease) in liabilities:
            Accounts payable                    472,538                 69,213
            Accrued expenses                    (44,314)                42,554
            Income taxes payable                365,435                107,645
            Accrued interest payable               (971)                  (288)
                                          --------------         --------------
Net cash provided by
      operating activities                    1,336,373              1,611,732
                                          --------------         --------------

Cash Flows from Investing Activities:
   Purchase of equipment                       (250,642)              (142,490)
   Proceeds from sale of equipment                9,120                 44,577
                                          --------------         --------------
Net cash used in investing activities          (241,522)               (97,913)
                                          --------------         --------------

Cash Flows from Financing Activities:
   Payments on bank notes payable              (306,621)              (284,945)
                                          --------------         --------------
Net cash used in
      financing activities                     (306,621)              (284,945)
                                          --------------         --------------

Net increase in cash and
   cash equivalents                             788,230              1,228,874

Cash and cash equivalents, beginning of
   period                                       454,848                450,857
                                          --------------         --------------

Cash and cash equivalents, end of
   period                                 $   1,243,078          $   1,679,731
                                          ==============         ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Six Months Ended March 31,
                                               2008                 2007
                                          --------------        --------------
                                           (Unaudited)           (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $     170,366         $    192,042
                                          ==============       ==============

      Income taxes                        $     196,722         $       -
                                          ==============       ==============

Supplemental schedule of non-cash investing and financing activities:

      Fixed assets in accounts payable    $     759,491         $       -
                                          ==============       ==============
  Acquisition of common stock
     from sale of property,
     plant, and equipment                 $   2,581,636         $       -
                                          ==============       ==============
  Issuance of common stock for
     payment of CEO bonus                 $      25,000         $     25,000
                                          ==============       ==============
  Issuance of common stock for
     payment of consultant fees           $      91,500         $     92,500
                                          ==============       ==============
  Issuance of common stock for
     payment of director fees             $      11,000         $       -
                                          ==============       ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2008 and 2007
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2007 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the weighted-average method. The major components of inventories at March 31, 2008 are summarized as follows:

             Raw materials                              $   3,403,602
             Work in progress                                 990,334
             Finished goods                                 2,341,257
                                                        --------------
                Total inventories                       $   6,735,193
                                                        ==============

The Company changed its method of valuing inventory from a standard cost system, which approximated first-in, first-out, to the average actual cost method. The new method of accounting for inventory is deemed preferable as the Company moved from a system which approximated a GAAP valuation method to a GAAP valuation method. The change in inventory accounting method did not have a material impact on the fiscal 2008 Condensed Consolidated Financial Statements and, because the effect on prior periods presented is not material, they have not been restated as would be required by Statement of Financial Accounting Standards No. ("SFAS") 154, "Accounting Changes and Error Corrections."

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

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2008 and 2007
(Unaudited)


4.   Accrued Expenses:

The major components of accrued expenses at March 31, 2008 are summarized as follows:

             Distributor rebate payable                 $      45,499
             Accrued salaries and related benefits            295,904
             Accrued warranty expense                          50,000
             Accrued real estate tax                          104,052
             Royalties payable                                  4,676
             Accrued director fees                              3,000
                                                        --------------
                Total accrued expenses                  $     503,131
                                                        ==============


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


6.   Sale-Leaseback Transaction - Operating Lease:

On November 14, 2007, the company entered into a sale-leaseback arrangement. Under the arrangement, the company sold its Milford facility land and buildings, along with certain other pieces of equipment, to its founder and his wife for 1,410,730 shares of the Company's common stock. The leaseback has been accounted for as an operating lease with a three year term. $485,695 of the total gain of $724,795 has been deferred and will be amortized to income in proportion to lease expense over the term of the lease. The amortization expense for the six months ended March 31, 2008, was $55,508. The required minimum lease payments are $185,104 per year for three years from the inception of the lease.


7.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2008 and 2007
(Unaudited)


7.   Earnings Per Share, Continued:

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended March 31, 2008 and 2007:

                                                For the three months                             For the six months
                                                ended March 31, 2008                            ended March 31, 2008
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income (loss) available to
     common stockholders                      $   231,900     6,006,415     $    0.04   $    966,457    6,328,471     $  0.15
                                                                               =======                                 =======
Effect of Dilutive Securities
Warrants                                             -             -                            -            -
                                             -------------   -----------                    ---------  -----------
Diluted EPS
Income available to common
     stockholders                             $   231,900     6,006,415     $    0.04   $    966,457    6,328,471     $  0.15
                                                 =========   ===========      ========      =========  ===========    ========



                                                For the three months                             For the six months
                                                ended March 31, 2007                            ended March 31, 2007
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income available to common
     stockholders                             $  (139,858)    7,350,008     $  (0.02)   $    228,745    7,343,225     $  0.03
                                                                              =======                                  =======

Effect of Dilutive Securities
Warrants                                             -             -                            -            -
                                             -------------   -----------                    ---------  -----------
Diluted EPS
Income available to common
     stockholders                             $  (139,858)    7,350,008     $  (0.02)   $    228,745    7,343,225     $  0.03
                                                 =========   ===========      ========      =========  ===========    ========



Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2008 and 2007
(Unaudited)


8.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management.
Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf cars, light-duty trailers, and lawn mowers. Weekend Warrior is engaged in the design, assembly, and sale of ATV and utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, and a newly patented universal plow system. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007. Key revenues as a percentage of ATV Accessories total revenue and/or the Company's consolidated total revenues for the three and six months ended March 31, 2008 and 2007 are as follows;


                                     Three months ended        Six months ended
                                         March 31,                March 31,
                                    2008           2007        2008        2007

Snowblades to ATV Accessories        57%            26%         61%        62%

Snowplow blades to
Company's consolidated
total                                44%            18%         50%        47%

OEM products, including
John Deere, Land Pride,
and Masterlock to
ATV Accessories                      19%            28%         19%        16%

OEM products, including
John Deere, Land Pride,
and Masterlock to
Company's consolidated
total                                15%            19%         15%        12%

Plastic Wheel Covers to
Company's consolidated
Total                                10%            19%          9%        13%

Contract Manufacturing to
Company's consolidated
total                                17%            12%         13%        10%

The following is a summary of certain financial information related to the four segments during the three months and six months ended
March 31, 2008 and 2007:




                      Three months ended March 31,   Six months ended March 31,
                           2008           2007         2008            2007
                      ---------------------------------------------------------
Total revenues by
segment


ATV Accessories       $  3,050,823   $  1,850,502   $  7,275,502  $  5,617,433

Plastic Wheel Covers       400,771        537,945        821,458       979,263

Weekend Warrior             37,139         78,706        117,207       232,876

Contract Manufacturing     657,919        337,851      1,113,812       782,204
                      -------------  -------------  ------------- -------------
  Total revenues
  by segment             4,146,652      2,805,004      9,327,979     7,611,776
                      -------------  -------------  ------------- -------------

Freight income              19,946         20,769         43,310        45,172

Sales allowances          (254,914)       (38,633)      (458,047)     (203,648)

  Total revenues      $  3,911,684   $  2,787,140   $  8,913,242  $  7,453,300
                      =============  =============  ============= =============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2008 and 2007
(Unaudited)


8.   Segment Information, Continued:



                      Three months ended March 31,   Six months ended March 31,
                           2008          2007         2008            2007
                      ---------------------------------------------------------
Operating profit by segment


ATV Accessories       $ 1,819,715    $  992,789     $ 4,292,519   $ 2,987,890

Plastic Wheel Covers      200,291       251,832         451,786       437,693

Weekend Warrior            27,449        53,457          65,720       109,932

Contract Manufacturing    256,704       201,902         519,618       400,135

Freight income             19,946        20,769          43,310        45,135

Sales allowances         (254,914)      (38,633)       (458,047)     (203,648)

Factory overhead         (532,473)     (602,356)     (1,362,857)   (1,257,972)

Selling, general, and
administrative         (1,162,675)   (1,015,197)     (2,187,927)   (2,045,835)

Interest income
(expense), net            (72,425)      (81,264)       (152,077)     (168,364)

Other income
(expense), net             76,346        11,034         316,569        37,387

Provision for
income taxes             (146,064)       65,809        (562,157)     (107,645)

Net income            $   231,900    $ (139,858)    $   966,457   $   228,745
                      ============   ===========    ============  ============

The following is a summary of the Company's revenue in different geographic areas during the three months and six months ended March 31, 2008 and 2007:


                          Three months ended March 31,    Six months ended March 31,
                              2008         2007               2008          2007
                          ----------------------------    --------------------------

United States of America   $  3,622,688     $  2,532,569    $  8,163,249  $   6,549,343
Other countries                 288,996          254,571         749,993        903,957
                          --------------   --------------  -------------- --------------
    Total revenue          $  3,911,684     $  2,787,140       8,913,242  $   7,453,300
                             ===========      ===========     ===========    ===========


As of March 31, 2008, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 17% and 13% each of net revenues during the three months ended March 31, 2008, and approximately 16% of net revenues during the three months ended March 31, 2007. Plastic Wheel Covers, Weekend Warrior and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the three months ended March 31, 2008 or 2007.

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 21% and 13% each of net revenues during the six months ended March 31, 2008, and approximately 11% and 11% each of net revenues during the six months ended March 31, 2007. Plastic Wheel Covers, Weekend Warrior and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the six months ended March 31, 2008 or 2007.

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

Inventories - The Company changed its method of valuing inventory from a standard cost system, which approximated first-in, first-out, to the average actual cost method. The new method of accounting for inventory is deemed preferable as the Company moved from a system which approximated a GAAP valuation method to a GAAP valuation method. The change in inventory accounting method did not have a material impact on the fiscal 2008 Condensed Consolidated Financial Statements and, because the effect on prior periods presented is not material, they have not been restated as would be required by Statement of Financial Accounting Standards No. ("SFAS") 154, "Accounting Changes and Error Corrections."

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

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at March 31, 2008 and found no impairment.

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

Accounting for Income Taxes - The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At March 31, 2008, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

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

The Company adopted the provisions of FIN 48 on October 1, 2007. At the adoption date of October 1, 2007, and at March 31, 2008, no uncertain positions were identified. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of interest expense on the condensed consolidated statement of income.

OVERALL RESULTS OF OPERATIONS - Three Months Ended March 31, 2008 and
2007






                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008         31, 2007         $             %
                     --------------------------------------------------------
Revenue              $  3,911,684    $  2,787,140    $  1,124,544    40.3%

Cost of goods sold   $  2,374,966    $  1,907,379    $    467,580    24.5%

Gross profit         $  1,536,718    $    879,761    $    656,957    74.7%

Gross profit %              39.3%           31.6%                     7.7%


The increase in revenues for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was mainly attributable to a 77% increase in sales for our largest business segment, ATV accessories. Contract Manufacturing had a 95% increase in sales, the Wheel Cover business segment had a 26% decrease in sales, and our Weekend Warrior business segment had a 53% decrease in sales for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase in gross profit as a percentage of revenue was mainly attributable to a decrease in labor and factory overhead costs as production at maximum capacity during most of the quarter spread those costs over a much greater number of parts than the averages to which the expenses are normally allocated. We attribute the increase in ATV Accessory sales mainly to an increase in snowplow blade sales, with sales to OEMs, including John Deere, and new product sales for UTVs also contributing to the increase. As the company continues to implement its business plan, Cycle Country is starting to become known for more than just snowplow blades. Our business plan places major emphasis on aggressively developing new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The increase in Contract Manufacturing revenues was due to an increase in business with current customers. The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs.





                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Selling, general
and
administrative
expenses             $  1,162,675    $  1,015,198    $   147,477      14.5%


As a percentage of revenue, selling, general, and administrative expenses were 29.7% for the three months ended March 31, 2008, compared to 36.4% for the three months ended March 31, 2007. The significant changes in operating expenses for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 were;



                           Increase              Increase
                           (Decrease) $          (Decrease) %

Legal and Accounting       $  22,344                 75%

Travel and meals           $  18,902                143%

Show expense               $  15,869              1,000%

Other professional fees    $  26,940                 66%

Lease expense              $  44,053              3,330%

Office and
shipping
supplies and
postage                    $  20,589                 54%


Legal and accounting expense increased as fees related to the annual audit were recorded in the second quarter of fiscal 2008. Travel and meals expense increased due to more travel by our sales department personnel both domestically and internationally to strengthen distributor and OEM relationships. The increase in show expense was due to increased participation in various trade shows and buyer shows in markets other than the ATV industry to pursue growth into those markets, which is part of our business plan. Other professional fees increased for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due to additional consulting work related to the Company's Sarbanes-Oxley Act compliance initiatives and the paying of an employment recruiter service fee. The increase in lease expense is due to the sale and subsequent leasing back of the Company's Milford facility, as described previously in Note 5 to the condensed consolidated financial statements included elsewhere in this filing. Increased shipping supplies due to the increased shipping volume incurred during the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, explains the increase in office and shipping supplies and postage expense.

                      Three Months    Three Months    Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income               $   41,875      $  23,303       $  18,572       79.7%

Gain on sale of
assets               $   42,157      $    -          $  42,157      100.0%

Interest expense     $   80,111      $  93,533       $ (13,422)     (14.4%)


The increase in interest and miscellaneous income is primarily due to an increase in other income due to prior year corporate income tax overpayment resulting from research and development credits. The increase in the gain on sale of assets is due to the Company selling its Milford facility and certain other assets, as described previously in Note 5 to the condensed consolidated financial statements included elsewhere in this filing. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense over the remaining quarters of fiscal 2008 should continue to decrease as the principal balances continue to decrease under fixed rate notes.


OVERALL RESULTS OF OPERATIONS - Six Months Ended March 31, 2008 and
2007



                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Revenue              $ 8,913,242     $ 7,453,300     $ 1,459,942      19.6%

Cost of goods sold   $ 5,361,194     $ 4,940,098     $   421,096       8.5%

Gross profit         $ 3,552,048     $ 2,513,202     $ 1,038,846      41.3%

Gross profit %             39.9%           33.7%                       6.2%


The increase in revenues for the six months ended March 31, 2008, compared to the six months ended March 31, 2007, was mainly attributable to a 31% increase in sales for our largest business segment, ATV accessories. Contract Manufacturing had an increase in sales of 42%, our Wheel Cover business segment had a decrease in sales of 16%, and the Weekend Warrior business segment had a 50% decrease in sales for the six months ended March 31, 2008, as compared to the six months ended March 31, 2007. The increase in gross profit as a percentage of revenue was mainly attributable to a decrease in labor and factory overhead costs as production at maximum capacity during most of the quarter spread those costs over a much greater number of parts than the averages to which the expenses are normally allocated. We attribute the increase in ATV Accessory sales mainly to an increase in snowplow blade sales, sales to OEMs, including John Deere, and new product sales for UTVs also contributing to the increase. As the company continues to implement its business plan, Cycle Country is starting to become known for more than just snowplow blades. Our business plan places major emphasis on aggressively developing new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The increase in Contract Manufacturing revenues was due to an increase in business with current customers. The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs.



                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Selling, general
and
administrative
expenses              $ 2,187,927    $ 2,045,835     $   142,092      6.9%


As a percentage of revenue, selling, general, and administrative expenses were 24.5% for the six months ended March 31, 2008 compared to 27.4% for the six months ended March 31, 2007. The significant changes in operating expenses for the six months ended March 31, 2008, as compared to the six months ended March 31, 2007, were;

                           Increase              Increase
                           (Decrease) $          (Decrease) %

Lease expense                $  66,867           2,527%

Other professional fees      $  78,129              79%


The increase in lease expense is due to the sale and subsequent leasing back of the Company's Milford facility, as described previously in Note 5 to the condensed consolidated financial statements included elsewhere in this filing. Other professional fees increased for the six months ended March 31, 2008, as compared to the six months ended March 31, 2007, due to additional consulting work related to the Company's Sarbanes-Oxley Act compliance initiatives.


                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                $    53,299    $   60,777      $  (7,478)     (12.3%)

Gain on sale of
assets                $   280,589    $   24,502      $ 256,087      1,045%

Interest expense      $   169,395    $  191,754      $ (22,359)     (11.7%)


The decrease in interest and miscellaneous income was primarily due to a decrease in interest income of approximately $6,100 and a decrease in lease income from the leasing of our truck bay of $5,700 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The increase in the gain on sale of assets is due to the Company selling its Milford facility and certain other assets, as described previously in Note 5 to the condensed consolidated financial statements included elsewhere in this filing. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense over the remaining quarters of fiscal 2008 should continue to decrease as the principal balances continue to decrease under fixed rate notes.

Looking ahead to the next two quarters of fiscal 2008 we project growth in revenues as new products, new markets, re-establishing our dominance in the markets that we already serve, and effective marketing initiatives continue to be the focus of management and the entire Company. We believe preseason sales of snowplow blades and other winter products, which occur during our third and fourth quarters, will be strong as dealer and distributor inventory levels of these products are well below normal. In addition, with new opportunities unfolding in the golf car OEM utility vehicle and golf car markets, the lawn and garden industry, the UTV market, and our contract manufacturing segment, management projects double-digit revenue growth for fiscal 2008. The company anticipates gross profits will remain steady in the 35% to 40% of revenue range as profitability is maintained through pricing adjustments and production costs and synergies are maintained or improved upon. Aiding the company in cost reductions and attracting new contract manufacturing revenues is a new, state-of-the-art laser cutting system that has capabilities to cut material twice as fast as our current laser cutting system and can run unmanned for several hours at a time. We project selling, general and administrative expenses during the remainder of fiscal 2008 to be 20-25% of total revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing the efficiencies the recently implemented new accounting and manufacturing software provides us, all while maintaining a consistent level of administrative support.


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

ATV ACCESSORIES - Three Months Ended March 31, 2008 and 2007


                      Three Months    Three Months    Increase      Increase
                      Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Revenue              $ 3,050,823      $ 1,850,502     $  1,200,321     64.9%

Cost of goods sold   $ 1,231,108      $   857,712     $    373,396     43.5%

Gross profit         $ 1,819,715      $   992,789     $    826,926     83.3%

Gross profit %             59.7%            53.7%                       6.0%

We attribute the significant increase in ATV accessories revenue for the second quarter of fiscal 2008 to an increase in sales of snowplow blades, increase in sales to OEM customers, such as John Deere, and new product sales for UTVs. The changes in product sales were as follows;



                           Increase              Increase
                           (Decrease) $          (Decrease) %

Snowplow blades            $ 1,245,692            255.0%

OEM                        $    50,977              9.8%

Mowers                     $    36,286            574.0%

UTV Accessories            $    62,845            100.0%

Sprayers                   $   (27,606)           (76.1%)

The increase in snowplow blade sales was primarily due to frequent and significant snowfalls that occurred during the winter season across almost all of North America. The increase in OEM sales was mainly attributable to an increase in sales to John Deere. The increase in mower sales was due to timing of production this year compared to last year as last year's production was late in the quarter and didn't allow for any sales to occur in the second quarter of fiscal 2007. The UTV Accessories represent new products for the company. As the company continues to implement its business plan, Cycle Country is starting to become known for more than just snowplow blades. Our business plan places major emphasis on aggressively developing new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality.

The increase in gross profit as a percentage of revenue was mainly attributable to a decrease in labor and factory overhead costs as production at maximum capacity during most of the quarter spread those costs over a much greater number of parts than the averages to which the expenses are normally allocated. Management expects gross profit for the third quarter to decrease slightly as the average gross margin for the products traditionally sold in that quarter is lower than the average gross margin for the products traditionally sold in the first and fourth quarters. Due to the current steel market volatility, management is monitoring gross margins and will implement price increases as it deems necessary, in a fair and equitable manner, to maintain an adequate level of profitability.

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2008 and 2007




                      Three Months    Three Months    Increase      Increase
                      Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Revenue              $   400,770      $   537,945     $  (137,175)   (25.5%)

Cost of goods sold   $   200,479      $   286,113     $   (85,634)   (29.9%)

Gross profit         $   200,291      $   251,832     $   (51,541)   (20.5%)

Gross profit %             50.0%            46.8%                       3.2%



The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs. Our newest wheel cover designs, the 'SS' and the 'A/T', continue to do well in the market. In fact, our current 10 inch A/T wheel cover has crossed over into the lawn and garden and UTV markets and is becoming popular as an affordable method to improve the look of a zero-turn lawnmower or UTV with factory standard rims. As a result of this crossover, we have developed a 12 inch version of the A/T wheel cover specifically for the zero-turn mower market and its sales in the second quarter of fiscal 2008 were brisk. The second and third quarters are traditionally the prime quarters for the golf industry, accordingly management is projecting revenues for the third quarter to match the revenues of this second quarter. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment.

The small increase in gross profit was due to raw material savings through use of lower cost plastics. Going forward, management will continue to monitor material and labor costs for additional opportunities to return more profit to the plastic wheel cover segment.

WEEKEND WARRIOR - Three Months Ended March 31, 2008 and 2007


                      Three Months    Three Months    Increase      Increase
                      Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Revenue              $   37,139       $  78,706       $  (41,567)    (52.8%)

Cost of goods sold   $    9,690       $  25,249       $  (15,559)    (61.6%)

Gross profit         $   27,449       $  53,457       $  (26,008)    (48.7%)

Gross profit %           73.9%            67.9%                        6.0%

The decrease in revenues was attributable to a decrease in sales to national retail customers. Looking forward, management anticipates revenue to once again grow quarter over quarter as new methods of going to market and refocused marketing objectives will be implemented during the third quarter to replace those that have not generated much success so far this fiscal year. With the newly patented universal plow system, a two-wheel weed and brush mower, and other new products, management believes Weekend Warrior is set with a complete product line that can compete with the current brands in the small-box retail markets. Management recently added a new independent sales rep agency to the sales team for this segment as part of the sales and marketing refocusing efforts. The new sales agency has numerous contacts within the small box retail arena and years of success selling products in this arena. A new catalog has been created that shows the full breadth of the expanded Weekend Warrior product line which will be made available to our sales rep. firm as well as retail customers. Management believes this segment does have the largest long-term growth potential. The increase in gross profit for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 is mainly due to an increase in products being sold with better gross margins.

CONTRACT MANUFACTURING - Three Months Ended March 31, 2008 and 2007


                      Three Months    Three Months    Increase      Increase
                      Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Revenue              $   657,919      $  337,851      $   320,068      94.7%

Cost of goods sold   $   401,215      $  135,949      $   265,266     195.1%

Gross profit         $   256,704      $  201,902      $    54,802      27.1%

Gross profit %             39.0%           59.8%                      (20.8%)


The increase in revenue was due to an increase in business with current customers. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will provide the company with a significant source of revenue in quarters traditionally slow for our main ATV Accessories business segment. The Manufacturer's Rep. Agencies that cover Iowa and the surrounding states continue to generate an increase in new quoting opportunities from new customers as well as past and current customers. One of the major capital investments for fiscal 2008 is a new, state of the art, flying optics 4000 watt laser cutting system with integrated automatic material handling system that has been brought online during the third quarter. This new laser will create large production efficiency gains and allow the company to attract new customers under our contract manufacturing business segment. Management believes that this segment has the potential to generate approximately $2 million in revenue in fiscal 2008. Gross margin decreased as raw material costs increased during the quarter ended March 31, 2008, and management chose to honor the prices quoted to its customers for the short term. During the third quarter, management has begun repricing parts and services provided to the contract manufacturing customers to reestablish adequate gross margins as raw materials, mainly steel, continue to escalate and remain at elevated prices.

GEOGRAPHIC REVENUE - Three Months Ended March 31, 2008 and 2007



Country              Three Months    Three Months     Increase    Increase
                         Ended          Ended         (Decrease)  (Decrease)
                     March 31, 2008   March 31, 2007      $            %
-------------------------------------------------------------------------------
United States
of America          $  3,622,688      $ 2,532.569     $ 1,090,119     43.0%

All Other
Countries           $    288,996      $   254.571     $    34,425     13.5%


The increase during the three months ended March 31, 2008, in U.S. revenue was due to a general increase across all regions previously serviced in the United States of America. The increase during the three months ended March 31, 2008, in other countries was due to an increase of sales in Canada and Europe.

ATV ACCESSORIES - Six Months Ended March 31, 2008 and 2007



                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Revenue              $ 7,275,502     $  5,617,433    $ 1,658,069     29.5%

Cost of goods sold   $ 2,982,983     $  2,635,543    $   347,440     13.2%

Gross profit         $ 4,292,519     $  2,981,890    $ 1,310,629     44.0%

Gross profit %             59.0%            53.1%                     5.9%

We attribute the significant increase in ATV accessories revenue for the six months ended March 31, 2008, to an increase in sales of snowplow blades, increase in sales to OEM customers, such as John Deere, and new product sales for UTVs. The changes in product sales were as follows;


                           Increase              Increase
                           (Decrease) $          (Decrease) %

Snowplow blades             $   955,390            27.5%

OEM                         $   471,396            52.6%

Mowers                      $    40,938           383.0%

UTV accessories             $   150,954           100.0%

Golf car
accessories                 $    20,679            14.8%

Oil filters and coolers     $     7,670             5.4%

The increase in snowplow blade sales was primarily due to frequent and significant snowfalls that occurred during the winter season across almost all of North America, primarily during the second quarter of fiscal 2008. The increase in OEM sales was mainly attributable to an increase in sales to John Deere as a couple accessory products have become standard equipment items for all units and demand for other products has increased. The increase in mower sales was due to timing of production this year compared to last year as last year's production was late in the second quarter and didn't allow for any sales to occur in the second quarter of fiscal 2007. The UTV Accessories represent new products for the company which has lots of potential for growth. As the company continues to implement its business plan, Cycle Country is starting to become known for more than just snowplow blades. Our business plan places major emphasis on aggressively developing new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The increase in gross profit as a percentage of revenue was mainly attributable to a decrease in labor and factory overhead costs as production at maximum capacity during almost all of the first six months of fiscal 2008 spread those costs over a much greater number of parts than the averages to which the expenses are normally allocated. Management expects gross profit for the remaining two quarters of fiscal 2008 to remain consistent with the gross profit for the first two quarters of fiscal 2008. Due to the current steel market volatility, management is monitoring gross margins and will implement price increases as it deems necessary, in a fair and equitable manner, to maintain an adequate level of profitability.

PLASTIC WHEEL COVERS - Six Months Ended March 31, 2008 and 2007



                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Revenue              $   821,458     $   979,263     $  (157,805)    (16.1%)

Cost of goods sold   $   369,672     $   541,570     $  (171,898)    (31.7%)

Gross profit         $   451,786     $   437,693     $    14,093       3.2%

Gross profit %             55.0%           44.7%                      10.3%



The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs. Our newest wheel cover designs, the 'SS' and the 'A/T', continue to do well in the market. In fact, our current 10 inch A/T wheel cover has crossed over into the lawn and garden and UTV markets and is becoming popular as an affordable method to improve the look of a zero-turn lawnmower or UTV with factory standard rims. As a result of this crossover, we have developed a 12 inch version of the A/T wheel cover specifically for the zero-turn mower market and its sales in the second quarter of fiscal 2008 were brisk. The second and third quarters are traditionally the prime quarters for the golf industry, accordingly management is projecting revenues for the third quarter to match the revenues of the second quarter. The fourth quarter management expects to decline slightly as the golf industry traditionally slows down production, but we anticipate the lawn and garden industry demand for the wheel covers to increase during the fourth quarter to offset some of the normal decline we have seen in the past. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment.

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

WEEKEND WARRIOR - Six Months Ended March 31, 2008 and 2007



                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Revenue              $   117,207     $   232,876     $   (115,669)    (49.7%)

Cost of goods sold   $    51,487     $   122,944     $    (71,457)    (58.1%)

Gross profit         $    65,720     $   109,932     $    (44,212)    (40.2%)

Gross profit %             56.1%           47.2%                        8.9%


The decrease in revenues was attributable to a decrease in sales to national retail customers. Looking forward, management anticipates revenue to once again grow quarter over quarter as new methods of going to market and refocused marketing objectives will be implemented during the third quarter to replace those that have not generated much success so far this fiscal year. With the newly patented universal plow system, a two-wheel weed and brush mower, and other new products, management believes Weekend Warrior is set with a complete product line that can compete with the current brands in the small-box retail markets. Management recently added a new independent sales rep agency to the sales team for this segment as part of the sales and marketing refocusing efforts. The new sales agency has numerous contacts within the small box retail arena and years of success selling products in this arena. A new catalog has been created that shows the full breadth of the expanded Weekend Warrior product line which will be made available to our sales rep. firm as well as retail customers. Management believes this segment does have the largest long-term growth potential. The increase in gross profit for the six months ended March 31, 2008, as compared to the six months ended March 31, 2007, was mainly due to an increase in products being sold with better gross margins.

CONTRACT MANUFACTURING - Six Months Ended March 31, 2008 and 2007




                       Six Months     Six Months      Increase      Increase
                     Ended March     Ended March     (Decrease)    (Decrease)
                       31, 2008        31, 2007         $             %
                     --------------------------------------------------------
Revenue              $  1,113,812    $   782,204     $  331,608      42.4%

Cost of goods sold   $    594,195    $   382,069     $  212,126      55.5%

Gross profit         $    519,618    $   400,135     $  119,483      29.9%

Gross profit %             46.7%           51.2%                     (4.5%)


The increase in revenue was primarily due to an increase in business with current customers. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will provide the company with a significant source of revenue in quarters traditionally slow for our main ATV Accessories business segment. The Manufacturer's Rep. Agencies that cover Iowa and the surrounding states continue to generate an increase in new quoting opportunities from new customers as well as past and current customers. One of the major capital investments for fiscal 2008 is a new, state of the art, flying optics 4000 watt laser cutting system with integrated automatic material handling system that has been brought online during the third quarter. This new laser will create large production efficiency gains and allow the company to attract new customers under our contract manufacturing business segment. Management believes that this segment has the potential to generate approximately $2 million in revenue in fiscal 2008. Gross margin decreased as raw material costs increased during the quarter ended March 31, 2008, and management chose to honor the prices quoted to its customers for the short term. During the third quarter, management has begun repricing parts and services provided to the contract manufacturing customers to reestablish adequate gross margins as raw materials, mainly steel, continue to escalate and remain at elevated prices.

GEOGRAPHIC REVENUE - Six Months Ended March 31, 2008 and 2007



Country                Six Months      Six Months     Increase    Increase
                         Ended          Ended         (Decrease)  (Decrease)
                     March 31, 2008   March 31, 2007      $            %
-------------------------------------------------------------------------------
United States
of America           $  8,163,249     $  6,549,343    $ 1,613,906    24.6%

All Other
Countries            $    749,993     $    903,957    $  (153,964)  (17.0%)



The increase during the six months ended March 31, 2008, in U.S. revenue is due to an increase in sales to OEM customers, including John Deere, and a general increase across all regions previously serviced in the United States of America. The decrease during the six months ended March 31, 2008, in other countries is primarily due to a decrease of sales in Europe. The decrease in revenue in Europe is due to a dry winter season for that continent.


Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the first six months ended March 31, 2008.
Cash and cash equivalents were $1,243,078 as of March 31, 2008, compared to $454,848 as of September 30, 2007. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.
In the six months ended March 31, 2008, we made approximately $1,010,000 in capital expenditures, received approximately $9,000 from the sale of capital equipment, and paid approximately $307,000 of long-term debt principal. By the end of fiscal 2008 management expects total capital expenditures to approximate $1,250,000.

Working Capital

Net working capital was $6,510,063 at March 31, 2008 compared to $6,853,024 at September 30, 2007. The change in working capital is primarily due to the following:

                         Balance        Balance            Increase/  Percent
                     March 31, 2008   September 30, 2007  (Decrease)   Change
-----------------------------------------------------------------------------
Cash and
cash
equivalents          $  1,243,078     $   454,848        $    788,230   173.0
%
Accounts
receivable           $  1,165,443     $ 2,235,856        $ (1,070,413)  (47.9%)

Inventories          $  6,735,193     $ 5,270,644        $  1,464,549    27.8%

Prepaid expenses     $    408,168     $   227,437        $    180,731    79.5%

Accounts payable     $  1,427,527     $   195,499        $  1,232,028   630.0%

Income
taxes
payable              $    394,092            -           $    394,092   100.0%

Accrued
expenses             $    503,131     $   588,210        $    (85,079)  (14.5%)

Current
portion of
bank notes
payable              $    647,052     $   623,697        $     23,355     3.7%

Current
portion of
deferred
gain                 $    166,524     $      -           $    166,524   100.0%


Long-Term Debt

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018, for Note One and until April 2011, for Note Two, which include principal and interest (7.375% as of March 31, 2008) for Note One and principal and interest (7.375% as of March 31, 2008) for Note Two, with a final payment upon maturity on April 25, 2018, for Note One and April 25, 2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At March 31, 2008 and 2007, $2,998,806 and $3,194,394, respectively, were outstanding for Note One and $1,412,030 and $1,817,766, respectively, were outstanding for Note
Two. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

Line of Credit

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (5.75% at March 31, 2008) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008. At March 31, 2008 and 2007, no balance was outstanding on the Line of Credit.

       The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At March 31, 2008, the Company met all of the required financial ratios.

Warrants

       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the six months ended March 31, 2008, none of the 40,000 warrants were exercised.
The proceeds, if any, are to be applied to the outstanding balance on the Notes.

Capital Resources

 	Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2008. For the one major capital investment in production equipment still being considered, management plans to utilize debt financing or a lease arrangement. With the beginning of the third quarter, the first major capital investment in production equipment, our new 4000 watt laser cutting system, has been brought online and is in use. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations and capital expenditure requirements, non-inclusive of the major capital investment still being considered, for at least the next nine months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

         (18)    Letter on Change in Accounting Principle

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

         (32.1) Certification of Chief Executive Officer pursuant to
18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (32.2) Certification of Chief Financial Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2008.

                         CYCLE COUNTRY ACCESSORIES CORP.

                         By:     /s/ Jeffrey M. Tetzlaff
                            -----------------------------
                            Jeffrey M. Tetzlaff
                            Principal Executive Officer and President


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 14, 2008.

By:	/s/ Jeffrey M Tetzlaff		Principal Executive Officer and
        ----------------------          President
	Jeffrey M. Tetzlaff

By:     /s/ David Davis                 Principal Financial Officer and
        ----------------------
        David Davis                     Principal Accounting Officer

By:     /s/ F.L. Miller                 Director
        ----------------------
	F.L. Miller

By:	/s/ L.G. Hancher Jr.		Director
        ----------------------
	L.G. Hancher Jr.

By:	/s/ Rod Simonson		Director
        ----------------------
	Rod Simonson

By:     /s/ Alan Bailey                 Director
        ----------------------
	Alan Bailey