Form 10QSB
period 2008-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2008-08-15
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB


         (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008


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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of August 8, 2008 was 6,006,415 and there were 409 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

Cycle Country Accessories Corp.
Index to Form 10-QSB



Part I   Financial Information                                     Page
                                                                   ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - June 30, 2008.......2


         Condensed Consolidated Statements of Income -
         Three Months and Nine Months Ended June 30,
         2008 and 2007..............................................3


         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended June 30, 2008 and 2007 ..................5


         Notes to Condensed Consolidated Financial Statements.......7



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................13

Item 3.  Controls and Procedures....................................25


Part II  Other Information


Item 1.  Legal Proceedings..........................................26

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds.............................................26

Item 3. Defaults Upon Senior Securities.............................26

Item 4. Submission of Matters to a Vote of Security Holders.........26

Item 5.  Other Information..........................................26

Item 6.  Exhibits ..................................................26


Signatures..........................................................27

Part I   Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
June 30, 2008
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                      $    187,908
   Accounts receivable, net                                          1,781,746
   Inventories                                                       6,622,098
   Deferred income taxes                                               100,302
   Prepaid expenses and other                                          279,613
                                                                  -------------
            Total current assets                                     8,971,667
                                                                  -------------

Property, plant, and equipment, net                                 11,591,991
Intangible assets, net                                                 178,960
Goodwill                                                             4,890,146
Other assets                                                            50,357
                                                                  -------------
                  Total assets                                    $ 25,683,121
                                                                  =============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                              $    431,699
    Accrued interest payable                                             4,207
    Accrued income taxes payable                                       111,578
    Bank line of credit                                                200,000
    Accrued expenses                                                   677,758
    Current portion of bank notes payable                              802,666
    Current portion of deferred gain                                   166,524
                                                                  -------------
           Total current liabilities                                 2,394,432
                                                                  -------------
Long-Term Liabilities:
    Bank notes payable, less current portion                         4,179,694
    Deferred gain, less current portion                                235,909
    Deferred income taxes                                            2,428,736
                                                                  -------------
                  Total liabilities                                  9,238,771
                                                                  -------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                           -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,417,145 shares issued and
       6,006,415 outstanding                                               742
    Additional paid-in capital                                      14,649,153
    Retained earnings                                                4,376,091
                                                                  -------------
                                                                    19,025,986
    Treasury stock, at cost, 1,410,730 shares                       (2,581,636)
                                                                  -------------
           Total stockholders' equity                               16,444,350
                                                                  -------------
Total liabilities and stockholders' equity                        $ 25,683,121
                                                                  =============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                               Three Months Ended June 30,
                                               2008                   2007
                                          --------------          -------------
                                           (Unaudited)            (Unaudited)
Revenues:
 Net sales                                $   3,454,529           $  2,521,267
 Freight income                                  14,729                 19,989
                                          --------------          -------------
       Total revenues                         3,469,258              2,541,256
                                          --------------          -------------
Cost of goods sold                           (2,852,489)            (1,955,348)
                                          --------------          -------------
       Gross profit                             616,769                585,908
                                          --------------          -------------
Selling, general, and administrative
   expenses                                  (1,156,992)            (1,012,278)
                                          --------------          -------------
      Income (loss) from operations            (540,223)              (426,370)
                                          --------------          -------------
Other Income (Expense):
  Interest expense                              (90,397)               (91,844)
  Interest income                                 1,930                 13,869
  Gain on sale of assets                         41,355                  5,747
  Miscellaneous                                    (540)                 2,385
                                          --------------          -------------
      Total other expense                       (47,652)               (69,843)
                                          --------------          -------------
      Income (loss) before provision
         for income taxes                      (587,875)              (496,213)
                                          --------------          -------------
Benefit from income taxes                       217,514                158,801
                                          --------------          -------------
      Net income (loss)                   $    (370,361)          $   (337,412)
                                          ==============          =============
Weighted average shares of common
  stock outstanding:
   Basic                                      6,006,415              7,350,008
                                          ==============          =============
   Diluted                                    6,006,415              7,350,008
                                          ==============          =============
Earnings per common share:
   Basic                                  $       (0.06)           $     (0.05)
                                          ==============          =============
   Diluted                                $       (0.06)           $     (0.05)
                                          ==============          =============






See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                                Nine Months Ended June 30,
                                               2008                    2007
                                          --------------          -------------
                                           (Unaudited)             (Unaudited)
Revenues:
 Net sales                                $  12,324,461           $  9,929,394
 Freight income                                  58,039                 65,162
                                          --------------          -------------
       Total revenues                        12,382,500              9,994,556
                                          --------------          -------------
Cost of goods sold                           (8,213,684)            (6,895,445)
                                          --------------          -------------
       Gross profit                           4,168,816              3,099,111
                                          --------------          -------------
Selling, general, and administrative
   expenses                                  (3,344,376)            (3,058,113)
                                          --------------          -------------
      Income from operations                    824,440                 40,998
                                          --------------          -------------
Other Income (Expense):
  Interest expense                             (259,792)              (283,598)
  Interest income                                19,248                 37,259
  Gain on sale of assets                        321,402                 30,249
  Miscellaneous                                  35,441                 15,270
                                          --------------          -------------
      Total other income (expense)              116,299               (200,820)
                                          --------------          -------------
      Income (loss) before provision
         For income taxes                       940,739               (159,822)
                                          --------------          -------------
(Provision for) Benefit from
  income taxes                                 (344,643)                51,156
                                          --------------          -------------
      Net income (loss)                   $     596,096           $   (108,666)
                                          ==============          =============
Weighted average shares of common
  stock outstanding:
   Basic                                      6,223,886              7,345,498
                                          ==============          =============
   Diluted                                    6,223,886              7,345,498
                                          ==============          =============
Earnings per common share:
   Basic                                  $        0.10           $      (0.02)
                                          ==============          =============
   Diluted                                $        0.10           $      (0.02)
                                          ==============          =============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                Nine Months Ended June 30,
                                               2008                    2007
                                          --------------          -------------
                                           (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:
   Net income (loss)                      $     596,096           $   (108,666)
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           600,355                609,506
         Amortization                             4,381                 10,928
         Share-based compensation expense        51,625                 25,000
         Inventory reserve                       27,000                 27,000
         Gain on sale of equipment             (321,402)               (30,249)
         (Increase) decrease in assets:
            Accounts receivable, net            454,109              1,007,437
            Inventories                      (1,378,454)              (250,958)
            Income taxes receivable                 -                  (51,156)
            Prepaid expenses and other          (10,952)               (33,419)
         Increase (decrease) in liabilities:
            Accounts payable                    236,200                (39,732)
            Accrued expenses                    105,314               (120,368)
            Accrued interest payable               (558)                  (436)
            Income taxes payable                 82,921                     -
                                          --------------          -------------
Net cash provided by
   operating activities                         446,635              1,044,887
                                          --------------          -------------
Cash Flows from Investing Activities:
   Purchase of equipment                     (1,172,868)              (204,956)
   Proceeds from sale of equipment                9,390                 61,605
                                          --------------          -------------
Net cash used in
   investing activities                      (1,163,478)              (143,351)
                                          --------------          -------------
Cash Flows from Financing Activities:
   Proceeds from bank note payable              750,000                     -
   Payments on bank notes payable              (485,097)              (431,446)
   Payment of loan costs                        (15,000)                    -
   Net borrowings from bank line of credit      200,000                     -
                                          --------------          -------------
Net cash provided by (used in)
   financing activities                         449,903               (431,446)
                                          --------------          -------------
Net increase (decrease) in cash and
   cash equivalents                            (266,940)               470,090

Cash and cash equivalents, beginning of
   period                                       454,848                450,857
                                          --------------          -------------
Cash and Cash Equivalents, end of
   period                                 $     187,908          $     920,947
                                          ==============         ==============



See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows



                                                Nine Months Ended June 30,
                                               2008                    2007
                                          --------------          -------------
                                           (Unaudited)             (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                           $     260,350           $    284,034
                                         ==============          ==============
      Income taxes                       $     261,722           $       -
                                         ==============          ==============

Supplemental schedule of non-cash investing and financing activities:

  Acquisition of common stock
     from sale of property,
     plant, and equipment                 $   2,581,636           $       -
                                          ==============          =============
  Issuance of common stock for
     payment of former CEO bonus          $      25,000           $    25,000
                                          ==============          =============
  Issuance of common stock for
     payment of consultant fees           $      91,500           $    92,500
                                          ==============          =============
  Issuance of common stock for
     payment of director fees             $      11,000           $       -
                                          ==============          =============
  Amortization of fair values for
     stock and stock options granted
     to President under SFAS No. 123(R)   $      26,625           $       -
                                          ==============          =============






See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2008 and 2007
(Unaudited)


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2007 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007.


2.   Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The major components of inventories at June 30, 2008 are summarized as follows:

             Raw materials                              $   3,032,006
             Work in progress                                 952,315
             Finished goods                                 2,637,777
                                                        --------------
                Total inventories                       $   6,622,098
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


4.   Accrued Expenses:

The major components of accrued expenses at June 30, 2008 are summarized as follows:

             Distributor rebate payable                 $     130,414
             Accrued salaries and related benefits            344,562
             Accrued warranty expense                          50,000
             Accrued real estate tax                          141,913
             Royalties payable                                  4,869
             Accrued director fees                              6,000
                                                        --------------
                Total accrued expenses                  $     677,758
                                                        ==============

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2008 and 2007
(Unaudited)


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


6.   Sale-Leaseback Transaction - Operating Lease:

On November 14, 2007, the company entered into a sale-leaseback arrangement. Under the arrangement, the company sold its Milford facility land and buildings, along with certain other pieces of equipment, to its founder and his wife for 1,410,730 shares of the Company's common stock. The leaseback has been accounted for as an operating lease with a three year term. $485,695 of the total gain of $724,795 has been deferred and will be amortized to income in proportion to lease expense over the term of the lease. The amortization expense for the nine months ended June 30, 2008, was $97,139. The required minimum lease payments are $185,104 per year for three years from the inception of the lease.


7.   Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended June 30, 2008 and 2007:

                                                For the three months                           For the nine months
                                                ended June 30, 2008                            ended June 30, 2008
                                                -----------------------------------------------------------------------------
                                                Income        Shares        Per-share     Income         Shares     Per-share
                                              (numerator)   (denominator)     amount    (numerator)   (denominator)  amount
                                           ----------------------------------------------------------------------------------

Basic EPS
Income available to common
     stockholders                            $  (370,361)      6,006,415    $   (0.06)  $    596,096     6,223,886    $    0.10
                                                                               ========                                  ========
Effect of Dilutive Securities
Warrants                                             -               -                           -             -
                                             -------------     ----------                   ---------   -----------
Diluted EPS
Income available to common
     stockholders                            $  (370,361)      6,006,415    $   (0.06)  $    596,096     6,223,886    $    0.10
                                                =========      =========      ========       =======     =========        ======




Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2008 and 2007
(Unaudited)

7.   Earnings Per Share (continued):

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
                                                 =========   ===========      ========     ==========   ===========      ========




8.   Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs.
In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf cars, light-duty trailers, and lawn mowers. Weekend Warrior is engaged in the design, assembly, and sale of ATV and utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, and a newly patented universal plow system. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2007. Key revenues as a percentage of ATV Accessories total revenue and/or the Company's consolidated total revenues for the three and nine months ended June 30, 2008 and 2007 are as follows;

                              Three months ended            Nine months ended
                                   June 30,                      June 30,
                             2008            2007          2008           2007

Snowplow blades to
 ATV Accessories             56%             18%            61%           53%

Snowplow blades to
Company's consolidated
total                        44%             10%            49%           37%

OEM products, including
John Deere, Land Pride,
and Masterlock to
ATV Accessories              20%             18%            19%           16%

OEM products, including
John Deere, Land Pride,
and Masterlock to
Company's consolidated
total                        15%             10%            15%           11%

Plastic Wheel Covers to
Company's consolidated
total                        12%             22%            10%           15%

Contract Manufacturing to
Company's consolidated
total                        15%             23%            13%           14%

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2008 and 2007
(Unaudited)

8.   Segment Information (continued):

The following is a summary of certain financial information related to the three segments during the three months and nine months ended June 30, 2008 and 2007:



                            Three months ended            Nine months ended
                                June 30,                       June 30,

                            2008          2007            2008         2007
                         -----------------------------------------------------


Total revenues by segment

     ATV Accessories      $  2,738,474     $  1,368,784     $ 10,013,976   $  6,986,216
     Plastic Wheel Covers      423,744          567,547        1,245,202      1,546,810
     Weekend Warrior            12,657           73,530          129,864        306,406
     Contract Manufacturing    529,093          575,688        1,642,906      1,357,892
                          -------------    -------------    -------------  -------------
          Total revenues by
          segment            3,703,968        2,585,549       13,031,948     10,197,324
     Freight income             14,729           19,989           58,039         65,162
     Sales allowances         (249,439)         (64,282)        (707,487)      (267,930)
                          -------------    -------------    -------------  -------------
          Total revenues  $  3,469,258     $  2,541,256     $ 12,382,500   $  9,994,556
                          =============    =============    =============  =============






Operating profit by segment

     ATV Accessories      $  1,110,070      $   817,399      $ 5,402,588   $  3,800,562
     Plastic Wheel Covers      272,056          474,492          723,842        912,185
     Weekend Warrior            (5,508)          24,462           60,212        134,394
     Contract Manufacturing     99,067          338,683          618,685        738,818
     Freight income             14,729           19,989           58,039         65,162
     Sales allowances         (249,439)         (64,282)        (707,487)      (267,930)
     Factory overhead         (624,206)      (1,024,835)      (1,987,062)     (2,284,080)
     Selling, general, and
        administrative      (1,156,450)      (1,012,278)      (3,344,377)     (3,058,113)
     Interest income
        (expense), net         (88,468)         (77,975)        (240,544)       (246,339)
     Other income
        (expense), net          40,274            8,132          356,843          45,519
     Provision for income
        taxes                  217,514          158,801         (344,643)         51,156
                          -------------     ------------     ------------  --------------
         Net income       $   (370,361)     $  (337,412)     $   596,096   $    (108,666)
                          =============     ============     ============  ==============



The following is a summary of the Company's revenue in different geographic areas during the three months and nine months ended June 30, 2008 and 2007:


                          Three months ended June 30,    Nine months ended June 30,
                              2007         2006               2007          2006
                          ----------------------------    --------------------------

United States of America   $  3,147,892     $  2,101,166    $ 11,311,141   $  8,650,509
Other countries                 321,366          440,090       1,071,359      1,344,047
                           -------------    -------------   -------------  -------------
          Total revenue    $  3,469,258     $  2,541,256    $ 12,382,500   $  9,994,556
                           =============    =============   =============  =============



As of June 30, 2008, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers which exceeded 10% of net revenues during the three months ended June 30, 2008 were approximately 13% and 11%. There were no ATV Accessories sales to major customers which exceeded 10% of net revenues during the three months ended June 30, 2007. Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the three months ended June 30, 2008 or 2007.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2008 and 2007
(Unaudited)

8.   Segment Information (continued):

ATV Accessories sales to major customers, which exceeded 10% of net revenues, accounted for approximately 18% and 13% of net revenues during the nine months ended June 30, 2008, and approximately 14% of net revenues during the nine months ended June 30, 2007. Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the nine months ended June 30, 2008 or 2007.

9.   Stock Based Compensation:

During the quarter ended June 30, 2008, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.

The Company adopted SFAS No. 123(R) using the modified prospective method of transition which requires compensation expense related to share based payments to be recognized beginning on the adoption date over the requisite service period, generally the vesting period, and over the remaining service period for the unvested portion of awards granted prior.

The June 2008 President's Executive Employment Agreement provides for the grant of 50,000 shares of stock in the Company, vesting over a three year period. At the end of the first and second full year of employment, the President shall become vested in and receive 16,666 shares of stock each year. At the completion of the President's third full year of employment, he shall become vested in and receive the final 16,668 shares of stock. Total compensation expense recognized during the three month period ended June 30, 2008 was $4,400 net of the income tax benefit in the amount of $2,475. As of June 30, 2008, there was $75,625 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a three year period.

The President is further offered stock options to acquire an additional 500,000 shares of stock in the Corporation at the closing price on the date employment commenced, $1.68 per share, which option shall run for a period of 3 years. This option may be exercised by the President paying to the Corporation the exercise price multiplied by the number of shares he wishes to exercise at that time. At any time during the first 3 years of employment, this option may be exercised in full or in part. Any portion of this option which has not been exercised on the third anniversary of the commencement date of the Executive Employment Agreement will lapse and no longer be an obligation of the Corporation. Stock shall be restricted and contain the appropriate legend noting its restriction.

Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company's common stock on the date of the grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, the Company uses the lattice valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms.

The following assumptions were utilized to estimate the fair value of the Company's stock option awards during the three-month periods ended June 30, 2008 and 2007:
                                    Three months ended June 30,

                                    2008                   2007

                                ---------------        --------------
Expected stock price volatility      40%                     -
Risk-free interest rate               3%                     -
Expected life of options              3 yrs                  -
Expected annual dividends             0%                     -

The expected volatility rate was based on the historical volatility, for the last 5 years, of the Company's common stock. The expected life represents the average time options that vest are expected to be outstanding based on the vesting provisions and the Company's historical exercise, cancellation and expiration patterns.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2008 and 2007
(Unaudited)

9.   Stock Based Compensation (continued):

The risk-free rate was based on U.S. Treasury zero-coupon issues with a maturity approximating the expected life as of the week of the grant date. There was no annual dividend rate assumed as a cash dividend is not expected to be declared and paid in the foreseeable future. The Company updates these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options of approximately $12,650, net of a tax benefit in the amount of $7,100, and net of estimated forfeitures, for the three-month period ended June 30, 2008. The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the consolidated statements of operations for the three-month period ended June 30, 2008 and did not capitalize any such costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs. The weighted-average grant-date fair value per share of options granted during the three-month period
ended June 30, 2008 was $0.474 per share.   No options were granted
for the three month period ended June 30, 2007.

The following table lists stock option activity for the three-month period ended June 30, 2008:

                                                                           Weighted
                                                      Weighted             average          Aggregate
                                  Number of       average exercise        remaining         intrinsic
                                   shares               price             contractual          value

Outstanding at March 31, 2008        -                $    -               $    -                 -
Granted                           500,000             $   1.68             $ 840,000        $     -
Exercised                            -                $    -               $    -                 -
Canceled                             -                $    -               $    -                 -
Outstanding at
June 30, 2008                     500,000             $   1.68             $ 840,000        $     -
Options vested
and exercisable
at June 30, 2008                  500,000             $   1.68             $ 840,000        $      -



As of June 30, 2008, there was $217,250 of total compensation cost related to this stock option arrangement granted under the plan. The cost is expected to be recognized over a three year period.

Prior to the adoption of SFAS No. 123(R), the company maintained an employment agreement with their former CEO which provides for $100,000 in restricted Company common stock with 25% issued upon the first day of employment and 25% issued each anniversary date for the next three years as an employment bonus. The value of the entire restricted stock award was determined by the closing price, $2 per share, on the Presidents first day of employment. As of June 30, 2008, there was $50,000 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a two year period.

Stock-based compensation expense related to stock options and restricted shares recorded in the Company's condensed consolidated statements of operations was allocated as follows:


                          Three months ended June 30,    Nine months ended June 30,
                              2008         2007               2008          2007
                          ----------------------------    --------------------------
Cost of Sales               $      -      $      -         $     -          $     -

Selling, General and
Administrative Expense      $    26,625   $    25,000      $   51,625       $   25,000

Research and Development
Expense                     $      -      $      -         $     -          $     -
                            -----------   -----------      ----------       ----------
Stock-Based Compensation
Expense before Income Tax   $    26,625   $    25,000      $   51,625       $   25,000

Less:  Income Tax Benefit   $     9,575   $     9,000      $   18,575       $    9,000
                            -----------   -----------      ----------       ----------
Net Stock-Based
Compensation Expense
after Income Tax            $    17,050   $    16,000      $   33,050       $   16,000




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

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at June 30, 2008 and found no impairment.

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

Accounting for Income Taxes - The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At June 30, 2008, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

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

The Company adopted the provisions of FIN 48 on October 1, 2007. At the adoption date of October 1, 2007, and at June 30, 2008, no uncertain positions were identified. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of interest expense on the condensed consolidated statement of income.

OVERALL RESULTS OF OPERATIONS - Three Months Ended June 30, 2008 and 2007




                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------

Revenue              $   3,469,258    $   2,541,256    $   928,002      36.5%
Cost of goods sold   $   2,852,489    $   1,955,347    $   897,142      45.9%
Gross profit         $     616,769    $     585,909    $    30,860       5.3%
Gross profit %               17.8%            23.1%                     (5.3%)

The increase in revenues for the three months ended June 30, 2008 was mainly attributable to our ATV accessories business segment, which had an increase in sales of approximately 36% this quarter compared to the same quarter last year. However, each of our other three business segments experienced decreases in sales for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Contract Manufacturing decreased approximately 71%, Weekend Warrior decreased approximately 123%, and our Plastic Wheel Cover business segment decreased approximately 43%. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in raw material costs. The company experienced significant increases in the costs of raw steel and metal purchased parts. While the company implemented a significant price increase of its own, the full increase was not able to be realized within our two business segments that utilize steel as a raw material, ATV accessories and Contract Manufacturing. To remain competitive and maintain, or grow market share, the company was not able to pass on the full price increase to its distributors and customers. The increase in sales for the ATV Accessories segment was mainly attributable to increased blade sales and increased sales to OEM customers, such as John Deere and Master Lock. As the company continues to implement its business plan, Cycle Country is starting to become known for more than just snowplow blades. Our business plan places major emphasis on aggressively developing new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The decrease in Contract Manufacturing revenues was due to a decrease in business with current customers. The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs.





                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Selling, general
and administrative
expenses             $   1,156,992    $  1,012,278     $  144,714      14.3%

As a percentage of revenue, selling, general, and administrative expenses were 33.3% for the three months ended June 30, 2008 compared to 39.8% for the three months ended June 30, 2007. The significant changes in operating expenses for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 were;



                                  Increase             Increase
                                 (Decrease)           (Decrease)
                                    $                     %

Salaries                         $   47,864              15%
Commissions                      $   11,000              28%
Warranty                         $   22,157             273%
Other professional fees          $   22,308              64%
Lease expense                    $   44,053           3,330%



Salaries increased for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, due to the addition of two engineers in fiscal 2008 and accruing the former CEO's base salary based on the pending settlement on an exit package whereby his base salary will be paid out to the end of the initial term of his employment agreement. The increase in commissions expense was a result of the increase in revenues during the third quarter of fiscal 2008 in the ATV Accessories business segment. Warranty expense increased for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, due to a higher than average failure with our winches. Other professional fees increased for the three months ended
June 30, 2008, as compared to the three months ended June 30, 2007, due to additional consulting work related to the Company's Sarbanes-
Oxley Act compliance initiatives. The increase in lease expense was due to the sale and subsequent leasing back of the Company's Milford facility, as described previously in Note 5 to the condensed consolidated financial statements included elsewhere in this filing.

                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                 $   1,390      $    16,254     $  (14,864)    (91.4%)

Gain on sale of assets $  41,355      $     5,747     $   35,608     619.6%

Interest expense       $  90,397      $    91,844     $   (1,447)     (1.6%)

The decrease in interest and miscellaneous income was primarily due to a decrease in interest income of approximately $11,900. The gain on sale of assets increase of approximately $35,600 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was due to the Company selling its Milford facility and certain other assets, as described previously in Note 5 to the condensed consolidated financial statements included elsewhere in this filing. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense will increase in the fourth quarter of fiscal 2008 as an additional bank note payable was added to finance the purchase of our new 4000 watt laser cutting system but then should continue to decrease as the principal balances continue to decrease under fixed rate notes going forward.


OVERALL RESULTS OF OPERATIONS - Nine months Ended June 30, 2008 and 2007


                       Nine Months    Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------

Revenue               $  12,324,461   $   9,994,556    $ 2,329,905   23.3%

Cost of goods sold    $   8,213,684   $   6,895,445    $ 1,318,239   19.1%

Gross profit          $   4,168,816   $   3,099,111    $ 1,069,705   34.5%

Gross profit %                33.8%           31.0%                   2.8%

The increase in revenues for the nine months ended June 30, 2008 was mainly attributable to an increase in ATV Accessories sales of 46% and an increase in our Contract Manufacturing business segment sales of 21% as compared to the nine months ended June 30, 2007. The Plastic Wheel Cover segment posted a decrease in sales of 20% and the Weekend Warrior business segment decreased 58% from the first nine months of fiscal 2007 to the first nine months of fiscal 2008. The increase in gross profit as a percentage of revenue was mainly attributable to a decrease in labor and factory overhead costs of approximately 13% as production at maximum capacity during the first two quarters of fiscal 2008 spread those costs over a much greater number of parts than the averages to which the expenses are normally allocated. The cost efficiencies realized during the first nine months in factory overhead were significant enough to offset the raw material increases we incurred during our third quarter of fiscal 2008. We attribute the increase in ATV Accessory sales mainly to an increase in snowplow blade sales, sales to OEMs, including John Deere, and new product sales for UTVs. As the company continues to implement its business plan, Cycle Country is starting to become known for more than just snowplow blades. Our business plan places major emphasis on aggressively developing new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality. The increase in Contract Manufacturing revenues was due to an increase in business with current customers. The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs.





                       Nine Months    Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007             2006          $             %
                     --------------------------------------------------------
Selling, general
and administrative
expenses             $   3,344,376    $  3,058,113     $  286,263       9.4%

As a percentage of revenue, selling, general, and administrative expenses were 27.0% for the nine months ended June 30, 2008 and 30.6% for the nine months ended June 30, 2007. The significant changes in operating expenses for the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, were;

                                  Increase             Increase
                                 (Decrease)           (Decrease)
                                    $                     %
                                 ----------           ----------
Lease expense                     $ 110,920            2,794.7%

Other professional fees           $ 100,437               74.8%

Office and shipping
supplies and postage expense      $  45,115               39.1%

Warranty                          $  32,698               85.0%


The increase in lease expense was due to the sale and subsequent leasing back of the Company's Milford facility, as described previously in Note 5 to the condensed consolidated financial statements included elsewhere in this filing. Other professional fees increased for the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, due to additional consulting work related to the Company's Sarbanes-Oxley Act compliance initiatives. Increased shipping supplies due to the increased shipping volume incurred during the first nine months of fiscal 2008, as compared to the first nine months of fiscal 2007, explains the increase in office and shipping supplies and postage expense. Warranty expense for the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, was due to higher than average claims for winches, snowplow attachments, oil filters, and mowers in our ATV Accessory business segment. The company has a policy to have a small percentage of parts returned whenever a trend of claims surfaces to have its engineering department analyze and determine the cause of the failures, which are then addressed and corrected on a go-forward basis. Warranty claims should return to our historically low percentage of revenues figure.





                       Nine Months    Nine Months     Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2007             2006          $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income               $    54,689      $    52,529      $    2,160      4.1%

Gain on sale of
assets               $   321,402      $    30,249      $  291,153    962.5%

Interest expense     $   259,792      $   283,598      $  (23,806)    (8.4%)

The increase in interest and miscellaneous income was primarily due to an increase in other income due to prior year corporate income tax overpayment resulting from research and development credits, which was then offset by a decrease in interest income for the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007.
The increase in the gain on sale of assets was due to the Company selling its Milford facility and certain other assets, as described previously in Note 5 to the condensed consolidated financial statements included elsewhere in this filing. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense will increase in the fourth quarter of fiscal 2008 as an additional bank note payable was added to finance the purchase of our new 4000 watt laser cutting system but then should continue to decrease as the principal balances continue to decrease under fixed rate notes going forward.

Looking ahead to the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009 we project growth in revenues as new products, new markets, and effective marketing initiatives continue to be the focus of management and the entire Company. Preseason orders for snowplow blades and other winter products, which we worked hard to book in the latter parts of the third quarter of fiscal 2008, were very strong. By working with our distributors to book these preseason snowplow orders as we did in quarter three, we assured ourselves of maintaining, if not increasing, market share in the face of rising steel costs and other economic factors. Management also has a relatively firm forecast for the fourth quarter and a longer production window which allows for better production planning and assuring our distributors of having products in stock when they need them. Given the ever rising steel prices and other economic factors, the sales for the fourth quarter would most likely have been below our normal volumes had we not aggressively pursued the preseason orders this fiscal year as distributors and dealers, management believes, would have kept inventories low and lean. Looking ahead to the first quarter of fiscal 2009, should this coming winter season be similar to last year's winter season management believes sales of snowplows and other winter products will also be similar to the revenue levels realized in the first quarter of fiscal 2008. The company anticipates gross profits will be within the range of 32% to 36% of revenue as profitability is impacted by the significant increases in raw steel and other metal parts. Management has, and will, continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible and will pass as much of the net input costs increases on to its customers as possible. Remaining competitive in the markets we are in and maintaining our strong market shares within those markets may hinder management's ability to pass on the full amount of our net input costs increases. Aiding the company in cost reductions and attracting new contract manufacturing revenues is a new, state-of-the-art laser cutting system that has capabilities to cut material twice as fast as our old laser cutting system and can run unmanned for several hours at a time. We project selling, general and administrative expenses during the remainder of fiscal 2008 to be 25-30% of total revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing the efficiencies the recently implemented new accounting and manufacturing software provides us, all while maintaining a consistent level of administrative support.

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

ATV ACCESSORIES - Three Months Ended June 30, 2008 and 2007



                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $   2,738,474    $ 1,368,784      $ 1,369,690    100.1%

Cost of goods sold   $   1,628,404    $   551,385      $ 1,077,019    195.3%

Gross profit         $   1,110,070    $   817,399      $   292,671     35.8%

Gross profit %               40.5%          59.7%                     (19.2%)

The increase in ATV Accessories revenue for the third quarter of fiscal 2008 was primarily due to blade sales increasing approximately $1,277,400, or 519%, as compared to the third quarter of fiscal 2007. The increase was primarily due to the push management made with our distributors to place their preseason orders early to create a win-win scenario for both parties given ever increasing steel prices and other economic factors. These preseason orders have deliveries occurring from the end of our third quarter to the end of our fourth quarter of fiscal 2008. Also contributing to the increase in revenue were sales to OEMs with an increase of approximately $293,200, or 121%. The
OEM business has been steadily year over year.

The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in raw material costs. The company experienced significant increases in the costs of raw steel and metal purchased parts. While the company implemented a significant price increase of its own, the full increase was not able to be realized within this business segment due to existing market conditions. To remain competitive and to maintain, or grow market share, the company was not able to pass on the full price increase to its distributors. Management has, and will, continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible and will pass as much of the net input costs increases on to its customers as possible going forward. Remaining competitive in the ATV Accessory market and maintaining our strong market share within this market may hinder management's ability to pass on the full amount of our net input costs increases.


PLASTIC WHEEL COVERS - Three Months Ended June 30, 2008 and 2007





                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------

Revenue              $   423,744      $   567,546      $ (143,802)    (25.3%)

Cost of goods sold   $   151,688      $    93,055      $   58,633      63.0%

Gross profit         $   272,056      $   474,492      $ (202,436)    (42.7%)

Gross profit %             64.2%            83.6%                     (19.4%)

The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs. Our newest wheel cover designs, the 'SS' and the 'A/T', continue to do well in the market. In fact, our current 10 inch A/T wheel cover has crossed over into the lawn and garden and UTV markets and is becoming popular as an affordable method to improve the look of a zero-turn lawnmower or UTV with factory standard rims. As a result of this crossover, we have developed a 12 inch version of the A/T wheel cover specifically for the zero-turn mower market. The second and third quarters are traditionally the prime quarters for the golf industry, accordingly management projected revenues for the third quarter to match the revenues of the second quarter, which they did. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment. Management is also pursuing and evaluating new markets that our plastics division can produce parts for to further broaden and grow this business segments revenue.

During the third quarter of fiscal 2007, an adjustment was made to adjust the year to date figures for burden and overhead to reflect correct numbers based on new burden rates and new allocation methods implemented in the third quarter of fiscal 2007 that caused a significant increase in the gross profit for the quarter, which explains the decrease in gross profit seen in the amounts reported above. When compared to the gross profit of the second quarter of fiscal 2008, gross profit for the third quarter of fiscal 2008 increased and can be explained by production and cost efficiencies implemented during the quarter. One of the contributing efficiencies is the ability to grind up rejected plastic wheels and reuse the plastic to produce new wheels.


WEEKEND WARRIOR - Three Months Ended June 30, 2008 and 2007




                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------

Revenue              $     12,657     $     73,530     $  (60,873)    (82.8%)

Cost of goods sold   $     18,166     $     49,068     $  (30,902)    (63.0%)

Gross profit         $     (5,508)    $     24,462     $  (29,970)   (122.5%)

Gross profit %             (43.5%)           33.3%                    (76.8%)

The decrease in revenues was attributable to a decrease in sales to national retail customers. The negative gross profit is due to manufacturing variances generated by increased input costs and inventory adjustments. Management, under the direction of the new President, has totally revamped and revised the Weekend Warrior business model. As part of that revision a totally new website was rolled out in the early part of the fourth quarter that will take the products directly to the consumer. Management still believes that Weekend Warrior has significant potential within the consumer small-box retail market but is completely changing the approach to which that success will be achieved. Looking forward, management anticipates revenue to once again grow quarter over quarter as the revised business model is implemented during the next few fiscal quarters. The newly patented universal plow system, a two-wheel weed and brush mower, and other new products provide Weekend Warrior with a complete product line that it did not have before and needed. A new catalog is also in the plans. Management does believe this segment has a large long-term growth potential and management is committed to the pursuit to make it happen.

CONTRACT MANUFACTURING - Three Months Ended June 30, 2008 and 2007




                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $   529,094      $   575,688      $  (46,594)    (8.1%)

Cost of goods sold   $   430,026      $   237,005      $  193,021     81.4%

Gross profit         $    99,067      $   338,683      $ (239,616)   (70.7%)

Gross profit %             18.7%            58.8%                    (40.1%)

The decrease in revenue was due to a decrease in business with current customers. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will provide the company with a significant source of revenue in quarters traditionally slow for our main ATV Accessories business segment. The Manufacturer's Rep. Agency that covers Iowa and parts of the surrounding states continues to generate an increase in new quoting opportunities from new customers as well as past and current customers. One of the major capital investments for fiscal 2008 has been a new, state of the art, flying optics 4000 watt laser cutting system with integrated automatic material handling system that was brought online during this third quarter of fiscal 2008. This new laser will create large production efficiency gains and allow the company to attract new customers under our contract manufacturing business segment. Management believes that this segment has the potential to generate approximately $2 million in revenue in fiscal 2008. Gross margin decreased as a percentage of revenue as significant increases in the costs of raw steel impacted the cost of materials for the quarter ended June 30, 2008. Management chose to honor the prices quoted to its customers in the early part of the fiscal quarter and then moved to repricing parts as raw steel costs failed to plateau or fall. Adjusting pricing to pass on the steel cost increases will take time as management's long standing procedures provide for repricing parts to customers on 90 day cycles. During the fourth quarter, much of the repricing should occur to allow the company to improve the gross margins for this business segment. However, just as is the case for the ATV Accessories business segment, market conditions for the Contract Manufacturing segment may not allow the company to pass on the full input costs increases to its customers as maintaining market share and remaining competitive within the geographic region the company competes for work in is key to the long term success of this business segment. Also playing a factor in the decrease in the gross margin as a percentage of revenue is that during the third quarter of fiscal 2007, an adjustment was made to adjust the year to date figures for burden and overhead to reflect correct numbers based on new burden rates and new allocation methods implemented in the third quarter of fiscal 2007 that caused an increase in the gross profit for the quarter, which explains a portion of the decrease in gross profit seen in the amounts reported above.


GEOGRAPHIC REVENUE - Three Months Ended June 30, 2008 and 2007


                      Three Months    Three Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
 Country                  2008             2007          $             %
                     --------------------------------------------------------

United States
 of America          $  3,147,892     $  2,101,166    $ 1,046,726      49.8%

All Other Countries  $    321,366     $    440,090    $  (118,724)    (27.0%)


The increase during the three months ended June 30, 2008, in U.S. revenue was due to a general increase across all regions previously serviced in the United States of America. The decrease during the three months ended June 30, 2008, in other countries was due to a decrease of sales in Europe.

ATV ACCESSORIES - Nine months Ended June 30, 2008 and 2007





                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------

Revenue              $   10,013,976   $   6,986,216    $ 3,027,760      43.3%

Cost of goods sold   $    4,611,387   $   3,185,654    $ 1,425,733      44.8%

Gross profit         $    5,402,589   $   3,800,562    $ 1,602,027      42.2%

Gross profit %                54.0%           54.4%                     (0.4%)

We attribute the significant increase in ATV accessories revenue for the nine months ended June 30, 2008, to an increase in sales of snowplow blades, increase in sales to OEM customers, such as John Deere, and new product sales for UTVs. The changes in product sales were as follows;

                                  Increase             Increase
                                 (Decrease)           (Decrease)
                                    $                     %
                                 ----------           ----------
Snowplow blades                  $  2,349,147            63.1%
OEM                              $    764,551            67.1%
UTV accessories                  $    227,512           100.0%

The increase in snowplow blade sales was primarily due to frequent and significant snowfalls that occurred during the winter season across almost all of North America, primarily during the second quarter of fiscal 2008, along with the increased preseason sales during the latter part of the third quarter of fiscal 2008. The increase in OEM sales was mainly attributable to an increase in sales to John Deere as a couple accessory products have become standard equipment items for all units and demand for other products has increased. The UTV Accessories represent new products for the company which has a lot of potential for growth. As the company continues to implement its business plan, Cycle Country is starting to become known for more than just snowplow blades. Our business plan places major emphasis on aggressively developing new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality.

Gross profit as a percentage of revenue was largely unchanged. The cost efficiencies realized during the first nine months in factory overhead were significant enough to offset the raw material increases incurred during our third quarter of fiscal 2008. The company anticipates gross profits will be within the range of 50% to 55% of revenue as profitability is impacted by the significant increases in raw steel and other metal parts. Management has, and will, continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible and will pass as much of the net input cost increases on to its customers as possible. Remaining competitive in the ATV Accessory market and maintaining our strong market share within this market may hinder management's ability to pass on the full amount of our net input costs increases.


PLASTIC WHEEL COVERS - Nine months Ended June 30, 2008 and 2007




                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $   1,245,202    $  1,546,810    $  (301,608)    (19.5%)

Cost of goods sold   $     521,359    $    634,625    $  (113,266)    (17.8%)

Gross profit         $     723,842    $    912,185    $  (188,343)    (20.6%)

Gross profit %               58.1%           59.0%                     (0.9%)

The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs. Our newest wheel cover designs, the 'SS' and the 'A/T', continue to do well in the market. In fact, our current 10 inch A/T wheel cover has crossed over into the lawn and garden and UTV markets and is becoming popular as an affordable method to improve the look of a zero-turn lawnmower or UTV with factory standard rims. As a result of this crossover, we have developed a 12 inch version of the A/T wheel cover specifically for the zero-turn mower market. We continue to actively pursue the development of other new designs in wheel covers to rejuvenate the market with new choices and stimulate additional growth for this business segment. Management is also pursuing and evaluating new markets that our plastics division can produce parts for to further broaden and grow this business segments revenue.

The slight decrease in gross profit as a percentage of revenue for the nine months ended June 30, 2008, compared to the nine months ended June 30, 2007, is due to an increase in direct labor expense. Going forward, management will continue to monitor material and labor costs for additional opportunities to return more profit to the plastic wheel cover segment. One of the contributing efficiencies is the ability to grind up rejected plastic wheels and reuse the plastic to produce new wheels.

WEEKEND WARRIOR - Nine Months Ended June 30, 2008 and 2007




                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $    129,865     $    306,406    $  (176,541)    (57.6%)

Cost of goods sold   $     69,653     $    172,012    $  (102,359)    (59.5%)

Gross profit         $     60,212     $    134,394    $   (74,182)    (55.2%)

Gross profit %              46.4%            43.9%                       2.5%

The decrease in revenues was attributable to a decrease in sales to national retail customers. The increase in gross profit for the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, was mainly due to an increase in products being sold with better gross margins. Management, under the direction of the new President, has totally revamped and revised the Weekend Warrior business model. As part of that revision a totally new website was rolled out in the early part of the fourth quarter that will take the products directly to the consumer. Management still believes that Weekend Warrior has significant potential within the consumer small-box retail market but is completely changing the approach to which that success will be achieved. Looking forward, management anticipates revenue to once again grow year over year as the revised business model is implemented during the next few fiscal quarters.
The newly patented universal plow system, a two-wheel weed and brush mower, and other new products provide Weekend Warrior with a complete product line that it did not have before and needed. A new catalog is also in the plans. Management does believe this segment has a large long-term growth potential and management is committed to the pursuit to make it happen.

CONTRACT MANUFACTURING - Nine Months Ended June 30, 2008 and 2007



                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $  1,642,906     $  1,357,892    $   285,014      21.0%

Cost of goods sold   $  1,024,221     $    619,074    $   405,147      65.4%

Gross profit         $    618,685     $    738,818    $  (120,133)    (16.3%)

Gross profit %              37.7%            54.4%                    (16.7%)

The increase in revenue was due to an increase in business with current customers. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will provide the company with a significant source of revenue in quarters traditionally slow for our main ATV Accessories business segment. The Manufacturer's Rep. Agency that covers Iowa and parts of the surrounding states continues to generate an increase in new quoting opportunities from new customers as well as past and current customers. One of the major capital investments for fiscal 2008 has been a new, state of the art, flying optics 4000 watt laser cutting system with integrated automatic material handling system that was brought online during this third quarter of fiscal 2008. This new laser will create large production efficiency gains and allow the company to attract new customers under our contract manufacturing business segment. Management believes that this segment has the potential to generate approximately $2 million in revenue in fiscal 2008. Gross margin decreased as significant increases in the costs of raw steel impacted the cost of materials for the nine months ended June 30, 2008. Management chose to honor the prices quoted to its customers during the second fiscal quarter and in the early part of the third fiscal quarter of fiscal 2008. In the third quarter of fiscal 2008 management made the decision to begin repricing parts as raw steel costs failed to plateau or fall. Adjusting pricing to pass on the steel cost increases will take time as management's long standing procedures provide for repricing parts to customers on 90 day cycles. During the fourth quarter, much of the repricing should occur to allow the company to improve the gross margins for this business segment. However, just as is the case for the ATV Accessories business segment, market conditions for the Contract Manufacturing segment may not allow the company to pass on the full input costs increases to its customers as maintaining market share and remaining competitive within the geographic region the company competes for work in is key to the long term success of this business segment.

GEOGRAPHIC REVENUE - Nine months Ended June 30, 2008 and 2007



                      Nine Months      Nine Months    Increase      Increase
                     Ended June 30,   Ended June 30,  (Decrease)    (Decrease)
Country                 2008             2007          $             %
-----------------------------------------------------------------------------
United States of
America              $  11,311,141    $   8,650,509    $ 2,660,632     30.8%

All Other
Countries            $   1,071,359    $   1,344,047    $  (272,688)   (20.3%)



The increase during the nine months ended June 30, 2008, in U.S. revenue was due to a general increase across all regions previously serviced in the United States of America. The decrease during the nine months ended June 30, 2008, in other countries was due to a decrease of sales in Europe.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations, built-up cash balances, and borrowings under our bank line of credit provided us with a significant source of liquidity during the first nine months of Fiscal 2008.

Cash and cash equivalents were $187,908 as of June 30, 2008, compared to $454,848 as of September 30, 2007. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

In the nine months ended June 30, 2008, we made approximately $1,173,000 in capital expenditures, received approximately $9,400 from the sale of capital equipment, received approximately $750,000 in proceeds from long-term debt, and paid approximately $485,000 of long-term debt principal. By the end of fiscal 2008 management expects total capital expenditures to approximate $1,200,000.

Working Capital

Net working capital was $6,577,235 at June 30, 2008, compared to $6,853,024 at September 30, 2007. The change in working capital was primarily due to the following:


                         Balance        Balance            Increase/  Percent
                      June 30, 2008   September 30, 2007  (Decrease)   Change
-----------------------------------------------------------------------------
Cash and cash
equivalents           $    187,908    $   454,848         $ (266,940)  (58.7%)

Accounts
receivable            $  1,781,746    $ 2,235,856         $ (454,110)  (20.3%)

Inventories           $  6,622,098    $ 5,270,644         $1,351,454    25.6%

Prepaid expenses      $    279,613    $   227,437         $   52,176    22.9%

Accounts payable      $    431,699    $   195,499         $  236,200   120.8%

Income taxes payable  $    111,578            -           $  111,578   100.0%

Accrued expenses      $    677,758    $   588,210         $   89,548    15.2%

Bank line of credit   $    200,000    $       -           $  200,000   100.0%

Current portion of
bank notes payable    $    802,666    $   623,697         $  178,969    28.7%

Current portion of
deferred gain         $    166,524    $      -            $  166,524   100.0%

Long-Term Debt

       On May 13, 2008, the Company and its commercial lender modified the original secured credit agreement dated August 21, 2001. Under the terms of the modification agreement to the secured credit agreement, Note One and Note Two were modified to change their fixed interest rates from 7.375% per annum to 6.125% per annum. Previously, on April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the April 2006, amendment to the secured credit agreement, Note One and Note Two were amended. The Notes, going forward, are payable in monthly installments from May 2006 until April 2018, for Note One and until April 2011, for Note Two, which include principal and interest (6.125% as of June 30, 2008, and 7.375% as of June 30, 2007) for Note One and principal and interest (6.125% as of June 30, 2008, and 7.375% as of June 30, 2007) for Note Two, with a final payment upon maturity on April 25, 2018, for Note One and April 25, 2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $35,391 and $43,859 for Note One and Note Two, respectively. At June 30, 2008 and 2007, $2,948,080 and $3,146,658,
respectively, were outstanding for Note One and $1,306,064 and $1,719,000, respectively, were outstanding for Note Two.
Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

       On May 13, 2008, the Company and its commercial lender entered into a note payable agreement. Under the terms of the Note, the Note is payable in monthly installments from May 2008 until April 2013, which includes principal and interest (6.125% as of June 30, 2008), with a final payment upon maturity on April 25, 2013. The interest rate is fixed for the term of the Note. The monthly payment is $14,567. At June 30, 2008, $728,215 was outstanding. The Note is collateralized by the company's new 4000 watt laser cutting system asset.

Line of Credit
       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (5.5% at June 30, 2008) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008. At June 30, 2008, $200,000 was outstanding on the Line of Credit and there was no balance was outstanding on the Line of Credit as of June 30, 2007.

       The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. At June 30, 2008, the Company met all of the required financial ratios.

Warrants
       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the nine months ended June 30, 2008, none of the 40,000 warrants were exercised. The proceeds, if exercised, are to be applied to the outstanding balance on the Notes.

Capital Resources
 	Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2008. With the beginning of the third quarter, the first major capital investment in production equipment, our new 4000 watt laser cutting system, has been brought online and is in use. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations and capital expenditure requirements, non-inclusive of any major capital investment that may be considered, for at least the next six months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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

Part II - Other Information


Item 1.  Legal Proceedings

         The Company filed a Civil Action lawsuit naming Danbom Industries LLC, d/b/a American Muscle Works and Mr. Jeffrey D. Danbom as defendants in a patent infringement matter in the United States District Court for the Northern District of Iowa, Western Division (Case No. C08-4038 MWB) that was filed on May 13, 2008. The lawsuit was filed seeking monetary damages and to force the defendants to cease the manufacture and/or sale of all infringing products. On June 9, 2008, the defendants filed their Answer and Counter Claim. On June 30, 2008, the parties mutually agreed to, and executed a Settlement and License Agreement and Stipulation and Order of Dismissal.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

         (18) Letter on Change in Accounting Principle (Incorporated by reference to the original document filed with the Form 10-QSB for the three and six months ended March 31, 2008, filed on May 15, 2008.)

         (31.1) Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section
                 302 of the Sarbanes-Oxley act of 2002.

         (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section
                 302 of the Sarbanes-Oxley act of 2002.

         (32.1) Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2008.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Jeffrey M. Tetzlaff
             ---------------------------------
		Jeffrey M. Tetzlaff
		Principal Executive Officer,
                President, and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 14, 2008.


By:	/s/ Jeffrey M Tetzlaff		Principal Executive Officer, President
     ----------------------------
	Jeffrey M. Tetzlaff 		 and Director


By:     /s/ David Davis                 Principal Financial Officer and
     ----------------------------
        David Davis                     Principal Accounting Officer


By:     /s/ F.L. Miller                 Director
     ----------------------------
	F.L. Miller


By:	/s/ L.G. Hancher Jr.		Director
     ----------------------------
        L.G. Hancher Jr.


By:	/s/ Rod Simonson		Director
     ----------------------------
	Rod Simonson


By:     /s/ Alan Bailey                 Director
     ----------------------------
	Alan Bailey