Form 10KSB
period 2008-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2009-01-14
CIK 1157758

CYCLE COUNTRY FORM 10-KSB FOR FYE SEPTEMBER 30, 2008
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-KSB

         (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

The Company's revenues for the year ended September 30, 2008 were $17,513,941.

As of December 10, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on a closing price of $.50 per share held by non-affiliates on December 19,
2007) was $3,011,154.

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of December 10, 2008 was 6,022,307.

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

       Our three largest customers accounted for approximately 53% of our net sales in the year ended September 30, 2008. All three customers have represented a significant amount of our business every year for the past 20 years. While the percentage of total net sales these customers represent should decrease as our sales grow in other areas, such as Weekend Warrior, we do anticipate these customers will continue to represent a significant amount of our business.

INDUSTRY OVERVIEW

       ATV Accessories:

       In today's ATV market there are several OEM's competing for market share. Honda has been the world leader followed by Polaris, Yamaha, Kawasaki, Suzuki, Arctic Cat and Bombardier. According to the Motorcycle Industry Council (MIC) and Powersports Business, in 2007 there were approximately 858,731 ATV's sold worldwide. This represented about a 11 decrease from 2006. 2008 worldwide ATV sales are forecasted to drop nearly 20% from 2007 figures, ending at about 690,000 units according to MIC, Powersports Business and A.G. Edwards & Sons estimates. While traditional OEMs are seeing flat to little growth, low-cost nontraditional Asian ATV imports are growing in double-digits with 150,000 to 200,000 units sold for 2005 and could make up about 20% of the industry according to Powersports Business and other industry sources. According to Baird Research 71% of all units sold are Utility, 21% are Sport Quads, and 8% are in the Youth category. We consider the Utility Division to be our target market.

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

       Weekend Warrior (Lawn and Garden):

       According to The Outdoor Power Equipment Institute over 1 million new lawn and garden tractors are sold each and every year. New U.S. UTV sales in 2007 were approximately 350,000, according to Powersports Business and industry sources. Utility vehicle sales continue to be in the double-digits, with North American UTV sales expected to crack the 350,000-unit barrier in 2009, according to Power Products Marketing (PPM). John Deere, Polaris, Yamaha, and Kawasaki are the market leaders, with Arctic Cat, Kubota and other major lawn and garden and construction OEMs in the UTV market, per Powersports Business and industry sources. We make accessories that fit all of the major OEM UTV models, plus others. We sell our products to several equipment manufacturers, dealers and retail outlets within the lawn and garden and utility vehicle markets. We continually work with other manufacturers, dealers, and retail outlets to introduce these accessories into their product lines.

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


       We manufacture, assemble, and package our products from high-quality parts produced primarily at our Spencer facility. The following lists the major ATV accessory products and their proportion of total sales of the ATV accessory segment for the year ended September 30, 2008, which approximates 80% of total company sales: (a) Blades: 62%, (b) Perf-Form oil filters and oil coolers:
1%, (c) Winches and Winch Mounting Kits: 3%, (d) Mowers: 2%, (e)
Sprayers: 1%, (f) Spreaders: 1%. "Other" products comprise the remaining 30% of our sales and comprises some of the following:
OEM products (including John Deere and Land
Pride): 11%, Golf car accessories: 3%, electric blade lift system:
2%, UTV (side by side units) accessories: 2%.

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


Winches and Winch Mounts.

       We offer a complete line of electric winches and winch mounts
to fit all ATV models.  Models include 1,500, 2,000, 2,500   and
3,000 pound capacity winches. Our winch mounts are designed to receive all of the major brands of ATV winches.

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

       Wheel Covers

       We are a leading producer of injection-molded plastic specialty vehicle wheel covers for vehicles such as golf cars, riding lawn mowers and light duty trailers. This segment represents approximately 8% of our total company sales. Wheel cover products include 6", 8", 10", and 12" sizes offered in both hot-stamped and metalized options. Styles include the Turbine, Sport Edition, Maxam, the 'SS', and the new Beadlock A/T Wheel cover. The 'SS' continues to do very well in its second year of production. The Beadlock A/T has done very well in its first year of production and, in fact, has rejuvenated our sales in the lawn mower market. The Beadlock has also crossed over into the UTV market and is becoming popular as an affordable method to improve the look of a UTV with factory standard rims. We plan to continue introducing other new wheel covers modeled after classic automobile "mags".

       Weekend Warrior

       This segment, formerly known as our Lawn and Garden business segment, contains products which feature pull-behind implements, 3-point implements, bed lifts, gun and tool racks, soft goods, and other items designed and built primarily for utility vehicles
(UTVs), utility ATVs, as well as garden tractors. Our products enhance the functionality and versatility of these tractors and utility vehicles. This segment represents less than 1% of our total company sales. Products include a 64" tandem disc, 60" cultivator, 48 inch and, new for 2007, 44 inch brush cut mowers, 15 and 25 gallon sprayers, spotlight, gun and tool rack, soft goods, bed lift, and a full line of three-point tillage equipment. New for fiscal 2007 was a universal blade system. As growth in the lawn and garden industry and utility vehicle industry continues this will allow the company to address the seasonality of our ATV accessory products by providing sales in quarters traditionally slow in our main ATV Accessories business segment.

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

PRODUCT DEVELOPMENT

       We have remained competitive and grown over the past years by designing and marketing new products continually. We employ an experienced staff of six product design professionals that work with CAD/CAM technology in the design of new products. This Engineering group serves two primary functions: product retrofitting and new product design. Retrofitting of existing products accounts for roughly 50 percent of the engineers' time. Product development costs were 2% of net sales for fiscal 2008 and 2% for fiscal 2007. Management considers the engineering group a critical factor to the company's future success.








PATENTS AND TRADEMARKS

	We maintain trademarks for all of our product names. In 2007 we trademarked "Tough Kit" for use with a grouping of our new UTV accessories. In addition, we maintain patents for wheel covers, 3-point hitches, rack utility boxes, work power lift system, rub block on work power lift, grablight, the 5th wheel trailer, Perf-Form oil filter/cooler, and the Weekend Warrior universal tow frame. We recently patented our Beadlock A/T Wheel cover, the Weekend Warrior Universal Blade System and our Quick-Attach blade mounting system.
We also have begun the process to patent two new products whose patents should be completed and approved in early fiscal 2009.


SUPPLIERS

       During fiscal 2008, the Company purchased approximately $2,509,000 of raw materials from two vendors which represented approximately 17% and 16% from each vendor of materials used in products sold during 2008.
The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The Company continuously evaluates suppliers to assure that quality, cost and reliability are adequate and to assure ourselves that we have not become dependent on a single supplier for any of our key materials.


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

       During the year ended September 30, 2008, domestic accessory sales represented approximately 91% of our total ATV Accessory sales. For 2008, our largest distributor accounted for 31% of our domestic accessory sales and our four largest distributors accounted for 67% of our domestic accessory sales.

       In cooperation with John Deere, Land Pride, Bristers, and now Textron/E-Z-Go we have developed several products that are now being sold as accessories for John Deere lawn and garden equipment, Land Pride utility vehicles, Bristers utility vehicles, and E-Z-Go side-by-side units. In addition, we had also cooperated with John Deere to provide licensed accessories for its line of discontinued Utility ATV's. Products included bags, plow kits, helmets, gloves, gun rack, grab light, and an ATV cover that Cycle Country manufactured and distributed to authorized John Deere ATV dealers as officially licensed product. We continue to work closely with Deere on other projects and in other areas, including completely redesigned V-blade, straight blade and rear screen for their line of Gators. We are in our third year of supplying Masterlock branded winch mounts for Masterlock's own brand of winch that is sold primarily in Wal-Mart stores across the country. OEM sales during the year ended September 30, 2008 represent approximately 17% of our total ATV Accessory sales. We intend to continue expanding our associations with John Deere, Land Pride, Bristers, and Textron/E-Z-Go in the future as well as to seek new opportunities with other similar OEM's.

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

       International accessory sales represent approximately 9% of our total ATV Accessory sales during the year ended September 30, 2008. We intend to continue expanding and growing our international sales by supporting growth through our current international distributors and developing relationships with new international distributors. We believe that the international market will continue to be a significant contributor to our long-term sales growth. Powersports Business and other industry sources indicate that ATV sales are projected to be stable for 2009 internationally. Internationally ATVs are viewed more as tools than toys, so they are more multi-use and utility-based according to Mr. Jon Row, press manager at American Honda Motor Co. Inc.

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


       Contract Manufacturing:

       In early fiscal 2008, we engaged two manufacturer's sales rep. firms to grow and expand our market in Iowa and all of the states surrounding Iowa. Sales to customers are made by the sales rep. firms with quoting and sales support provided by our staff.
Gaining new business from potential customers as well as existing customers often requires that we submit a cost quote that the customer then accepts or rejects. We believe that contract manufacturing will be a significant contributor to our long-term sales growth.


Sales and Promotion

       ATV Accessories:

       We employ a direct sales force to market our ATV products.
Our primary method of penetrating the market of ATV dealers is to leverage the sales to the representatives employed by our distributors. These representatives call on every ATV dealer in the United States and each of the over 30 countries represented by our international distributors. We view our job as educating these representatives so they can effectively sell our product line.

       Each year we produce a catalog of our entire product line and provide additional selling tools that demonstrate the applicability of our products. Distributors are allowed unlimited quantities of these sales tools. Sales programs such as an early order program that allows for a discount off of distributor price and a quarterly rebate incentive based on quarterly purchases of all of our ATV accessory products are utilized to promote the product line throughout the year.

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

       Weekend Warrior

       We utilize an independent sales rep. firm to market our Weekend Warrior products. Our primary method of penetrating the market of OEM's is to make direct contact with potential manufacturers or to follow up on leads brought to us through our advertising or current OEM customers. Our sales force also calls on national and regional retail outlets, as well as other direct-to-market outlets.

       Each year we produce a catalog of our entire product line and that demonstrates the applicability of our products. We use retail-ready boxing that has pictures and graphics so that our product can attract the attention of the retail outlet's customer. We also provide our retail outlet customers plan-o-grams that specify product placement and product mix based on a certain size of shelving section to maximize sales at the retail outlet.
Our lawn and garden and retail outlet customers are allowed unlimited quantities of these sales tools.

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


Advertising

       We advertise our ATV and Weekend Warrior accessories in national trade magazines, professionally developed videos, annual catalog, magazine and television advertising campaigns. Additionally we have three Internet sites located at: www.cyclecountry.com , www.perf-form.com , and www.weekend-warrior.com. These websites were redesigned in fiscal 2008 to add e-commerce capabilities and other tools to expand the Company's presence and availability to consumers, dealers and distributors "24/7/365".


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

EMPLOYEES -

	As of September 30, 2008, we have 104 full-time employees, including 76 in production, 6 in sales, 6 in administration, 6 general office, and 10 in engineering. We presently have no labor contract with any unions and we do not anticipate unionization of our personnel in the foreseeable future. We believe our relationship with our employees is good. From time to time, we hire part time employees, ranging from a minimum of 1 to a maximum of 3. We also regularly utilize temporary employees at our Spencer facility through local employment agencies to handle high seasonal demand peeks.



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


                                High              Low
FY 2008

Fourth Quarter                  $1.82             $0.76
Third Quarter                   $1.85             $1.30
Second Quarter                  $2.45             $1.52
First Quarter                   $1.98             $1.43

FY 2007

Fourth Quarter                  $1.90             $1.51
Third Quarter                   $2.22             $1.84
Second Quarter                  $2.49             $1.80
First Quarter                   $1.98             $1.68

       As of December 10, 2008, there were approximately 435 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

       The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities

       The Company has not had any recent sales of unregistered securities during the fiscal year ended September 30, 2008.

Issuer Purchases Of Equity Securities

       The Company has not repurchased any shares during the fiscal year ended September 30, 2008.

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



Equity
compensation
plans not
approved by
security
holders           50,000 (1)          $2.00                 None
                  50,000 (2)          $1.65                 None
                  50,000 (3)          $1.83                 None

Equity
compensation
plan approved
by
security
holders            3609 (4)          $1.68                 41,754

(1)	50,000 shares of restricted common stock of the company
is to be issued to the company's investor relations firm as part of the total compensation to the firm for services provided per the written agreement over a twelve month period commencing October 1, 2008.

(2)     Also, 50,000 shares of restricted
common stock is to be issued to the company's CEO and President as an inducement to employment per the written employment agreement between the company and the CEO, Mr. Kempf, dated September 11, 2006. The agreement further provides that 25% (12,500 shares) of the total shares were to be issued to the CEO upon Mr. Kempf's first date of employment and then another

25% is to be issued to Mr. Kempf upon reaching his 12, 24, and
36 month employment anniversary dates, respectively.  The
50,000 shares for the investor relations firm and the second and third installments of 12,500 shares for Mr. Kempf were issued in the
fiscal year 2008.   The remaining 12,500 shares owed to Mr. Kempf
under the contract were issued in 2009.

(3) Also, the current President's Executive Employment Agreement provides for the grant of 50,000 shares of restricted common stock. This stock will vest over a three-year period.

(4) These shares were issued to non-employee board of directors under the approved 2008 Incentive Compensation Plan for their services provided to the company as a director. The shares were issued in the first quarter of fiscal 2009.



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

       Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired.
The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at September 30, 2008 and found no impairment.

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

       Accounting for Income Taxes - the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At September 30, 2008, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

Results of Operations - Year ended September 30, 2008 vs Year ended September 30, 2007

 	OVERALL.




                   Fiscal Year 2008     Fiscal Year 2007     Increase       Increase
                                                           (Decrease) $    (Decrease) %


Revenue               $17,513,941        $14,214,250       $ 3,299,691      23.21

Cost of goods sold    $13,215,382        $9,332,869        $ 3,882,513      41.60%

Gross profit          $ 4,298,559        $ 4,881,381       $ (582,822)      (11.94%)

Gross profit %             24.5 %              34.3%                        (9.80%)



The increase in revenues for the twelve months ended September 30, 2008 was mainly attributable to an increase in ATV Accessories sales of 41% as compared to the twelve months ended September 30, 2007.
The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in cost of materials, basically steel costs that were not able to be passed on to the dealer. Cycle Country was also aggressive in its marketing and granted additional sales discounts and allowances.

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





                   Fiscal Year 2008     Fiscal Year 2007     Increase       Increase
                                                           (Decrease) $    (Decrease) %

Selling, general
and
administrative
expenses              $4,763,859	$4,018,875         744,984        18.5%


As a percentage of revenue, selling, general, and administrative expenses were 27% for the fiscal year ended September 30, 2008 compared to 28% for the fiscal year ended September 30, 2007.


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

Looking ahead to fiscal 2009 we project a modest growth in revenues with gross profits for our ATV Accessories ranging in the 40% to 45% range. With a minimum of 12 new products due to be released next year, continued focus on accessories for the double-digit growing Utility Vehicles, Asian ATV imports, and Golf Cars, stronger efforts to attain more just-in-time (JIT) agreements for our raw material, and continue our concerted effort to actively market and build name recognition with dealers, management believes that sales for ATV accessories will again increase year over year and profit percentages will be maintained.

As a percentage of revenue, selling, general, and administrative expenses were 27.2% for the fiscal year ended September 30, 2008 compared to 28.3% for the fiscal year ended September 30, 2007. The significant changes in operating expenses for the twelve months ended September 30, 2008 as compared to the twelve months ended
September 30, 2007 were: officers salary increased $117,000 due to our departure with contracted officer Randy Kempf and our CFO, Dave Davis.
New advertising initiatives such as a television commercial promoting our Weekend Warrior products, new Contract Manufacturing brochures and video, contributed to the increase in advertising expense for the fiscal year ended September
30, 2008 compared to the fiscal year ended September 30, 2007.
Other professional fees increased as management engaged a consulting firm to provide analysis and processes documentation needed for compliance with Sarbanes-Oxley. The SOX consulting fees for fiscal 2008 totaled approximately $126,000. During the latter part of the second quarter, additional streamlining and consolidation of manufacturing and assembly processes, consolidation of our engineering, research & development to one location, and additional consolidation of administrative and customer service tasks provided additional cost and expense reductions during the third and fourth quarters of fiscal 2008. Management believes these accomplishments will help alleviate the additional expenses the Company will continue to incur over the next year as a result of continued Sarbanes-Oxley work, finishing the implementation and training of a new full scale manufacturing/distribution and accounting software program.


Liquidity and Capital Resources

Overview

       Cash flows provided by operating activities of continuing operations and previous build-up of cash balances provided us with our source of liquidity during the twelve months ended September 30, 2008.

       Cash and cash equivalents were $194,576 as of September 30, 2008 compared to $454,848 as of September 30, 2007. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit.

       In fiscal 2008 we made approximately $1,280,108 in capital expenditures, and paid approximately $684,879 of long-term debt principal. For the fiscal year of 2009 management expects total capital expenditures to be within normal depreciation numbers and thus be neutral to cash flow.


Working Capital

       Net working capital was $5,531,102 at September 30, 2008 compared to $6,853,024 at September 30, 2007. The significant changes in working capital are as follows:


                         Balance               Balance           Increase/     Percent
                    September 30, 2008    September 30, 2007    (Decrease)      Change

Cash and cash
equivalents            $194,576              $   454,848        $   (260,272)   -57.2%

Accounts
receivable              2,935,647              2,235,856             699,791     31.8%

Inventories             5,110,499              5,270,644            (160,145)    -3.0%

Deferred income taxes     345,920                100,302             245,618    244.9%

Prepaid expenses          209,617                227,437             (17,820)    -7.8%

Accounts payable          577,278                195,499             381,799    195.3%

Accrued expenses          725,082                588,210             136,872     23.3%

Deferred gain             360,802                   -                360,802       -

Line of credit          1,000,000                   -              1,000,000       -


Current
portion of
bank notes
payable                   811,053                623,697             187,356     30.0%


Contractual Obligations and Other Commercial Commitments

The following table sets forth information concerning our obligations and commitments to make contractual future payments, such as debt agreements, purchase obligations and contingent commitments.

Payments Due During Fiscal Years Ending September 30,


                    Total          2009           20010-2011    2012-2013     Thereafter
Contractual
Obligations:

  Long term debt
   obligations      $6,993,500     $2,081,000     $1,945,000    $1,077,500

Unrecorded
Contractual
Obligations:          $143,000       $143,000           -             -

  Purchase
   obligations      $  107,500       $107,500           -             -             -





       The long term debt obligations consist of three bank notes payable, each with a different length of term, which is discussed in more detail below. In addition the company has a 1 million dollar line of credit that was in use at year end September 30, 2008. The amounts included in the table represent both principal and interest based on current bank amortization schedules.

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

       Long-Term Debt

       On May 13, 2008, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001.
Under the terms of the new amendment to the secured credit agreement, Note One and Note Two discussed above were amended. The
Notes, going forward, are payable in monthly installments from May
2008 until April 2017 for Note One and until April 2011 for Note
Two, which include principal and interest (6.125% as of September
30, 2008 and 7.375% as of September 30, 2007) for Note One and principal and interest (6.125% as of September 30, 2008 and 7.375% as of September 30,
2007) for Note Two, with a final payment upon maturity on April 25, 2017, for Note One and April 25, 2011, for Note Two.

       The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $33,449 and $42,049 for Note One and Note Two, respectively.


Line of Credit

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (5.5% at September 30, 2008) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matured on December 31, 2008 and Cycle Country is working with the bank to renew the Line.

       The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. During the fiscal year ended September 30, 2008, the Company has met all of its bank covenant terms except the long term debt coverage ratio. As of the issuance of this report, Cycle Country has requested and received a one-time waiver from the bank.
In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions.

Warrants

       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the twelve months ended September 30, 2008, none of the 40,000 warrants were exercised. The proceeds are to be applied to the outstanding balance on the Notes.

Capital Resources

 	Management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2009.Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations, and capital expenditure requirements, for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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


Recent Accounting Pronouncements

Fin 48
       The Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Item 7.  FINANCIAL STATEMENTS

       The Financial Statements are included with this report commencing on page F-1.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.  CONTROLS AND PROCEDURES

Not Applicable

Item 8A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       The Company's President has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the fiscal year ending September 30, 2008. Based upon such evaluation, the President has concluded that, at September 30, 2008, the Company's disclosure controls and procedures were ineffective. This conclusion by the Company's President does not relate to reporting periods after September 30, 2008 and is mainly due to the Chief Financial Officer leaving the Company two weeks prior to the September 30, 2008 year end.

Management's Report on Internal Control Over Financial Reporting

       Under the supervision and with the participation of our management, including our President, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008.

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       Based on its evaluation as of September 30, 2008, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2008 and for the fiscal year ending September 30, 2008 and that there is a material weakness in our internal control over financial reporting as of September 30, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

       The material weakness relates to the loss of the Chief Financial
Officer and, therefore, leaving a lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our company. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In order to remedy the weaknesses identified in this assessment, in September of 2008, we are looking to hire a full-time Chief Financial Officer to develop and implement necessary internal control procedures.

       This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

       No change in the Company's internal control except as set forth above over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B.  OTHER INFORMATION

None.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT

Directors and Executive Officers

       Our directors, executive officers and key employees are as follows:



Name                  Age     Position              Current Position
                                                          Held Since
-----------------------------------------------------------------------------

F.L. Miller           67      Director                        2001

L.G. Hancher Jr.      54      Director                        2001

Rod Simonson          52      Director                        2001

Alan Bailey           50      Vice President and Director     2005

Joan Brehmer          49      Acting Chief Financial Officer  2008

Jeff Tetzlaff         52      President and Director          2008

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


Alan Bailey joined Cycle Country as a Vice President with the acquisition of Simonsen Iron Works, Inc. on April 29, 2005. Prior to the acquisition, Mr. Bailey served as President of Simonsen Iron
Works, a family owned business started in 1906, for the last 6 years. He was also part owner of Simonsen's. Under Mr. Bailey's leadership, Simonsen Iron Works experienced 8% average annual growth. Before joining the family business in 1995, he was a mechanical engineer for International Paper. Mr. Bailey joined the board in July of 2005 and is currently serving a three-year term, which will end in 2008 and was subsequently renewed for another three-year term.

Joan Brehmer has been employed by Cycle Country for 11 years in a variety of accounting and operations positions. Prior to the acquisition of Simonsen Iron Works, Ms. Brehmer served as head of accounting for Simonsen Iron Works where she was responsible for all general accounting functions. With the departure of David Davis, on September 23, 2008 Ms. Brehmer assumed the role of acting CFO.

Jeff Tetzlaff joined Cycle Country as President with the departure of Randy Kempf on April 8, 2008. Prior to joining Cycle Country, Mr. Tetzlaff served as the Vice President for Business Development for Commerce Street Venture Group. Mr. Tetzlaff was named a member of the board at the regular board meeting in June and is currently serving a three-year term, which will end in 2011.

Directors' Remuneration

       Effective October 1, 2004 and incorporated into our shareholder approved 2007 Incentive Compensation Plan, our outside, non-management directors are compensated for serving on the board of directors. Outside, non-management directors receive $500 in common shares as compensation for each board meeting that they attend. For the fiscal year ended September 30, 2008, the non-management directors are to receive a total of 3,609 shares of restricted common stock valued at an average of $1.68 per share.

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

Section 16(a) Beneficial Ownership Reporting Compliance

       The Company is aware of the following individual directors, officers or beneficial owners of more than ten percent of the Company's Common Stock that, during the fiscal year 2008 or for the fiscal year 2008, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


None



Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

       The following table sets forth the total compensation paid to or accrued for the fiscal years ended September 30, 2008, 2007, and 2006 to our Chief Executive Officers, Interim Chief Executive Officer, and Vice Presidents. The Company did not have any other officers whose total compensation exceeded $100,000, as defined in
Item 402 of Regulation S-B, who were serving as executive officers at the end of our last fiscal year.

Annual Compensation



                                                                             All
Name and               Fiscal                     Stock        Option        Other
Principal Position     Year     Salary    Bonus   Awards       Awards        Compensation
----------------------------------------------------------------------------------------------

Ronald Hickman,
Past President          2008        -       -       -            -              -
                        2007        -       -       -            -             698 (1)
                        2006     155,523  12,603    -            -          12,389 (2)
                        2006                                                   500 (3)

John Gault,             2008        -       -       -            -              -
Interim President       2007        -       -       -            -              -
                        2006     101,000    -       -            -              -

Randy Kempf,
Past President          2008     208,515  25,491  50,000         -         194,406 (4)
                        2007     187,000      25  25,000         -           6,979 (4)
                        2006       3,596    -     25,000         -              -

Lisa Bailey,            2008     100,000    -       -            -          11,275 (5)
Vice President          2007     100,000    -       -            -             500 (3)
                        2006        -       -       -            -              -

Alan Bailey,            2008     100,962   9,772    -            -           4,911 (1)
Sr. Vice President      2007     100,000   9,772    -            -          17,097 (6)
                        2006     113,462  14,248    -            -          11,033 (7)

Jeff Tetzlaff,          2008      69,231  27,071  13,750       39,500          534 (4)
President               2007        -       -       -            -              -
                        2006        -       -       -            -              -

Dave Davis,             2008      90,879    -       -            -          34,012 (8)
Prior CFO               2007      77,888    -       -            -           7,302 (9)
                        2006      68,636    -       -            -           7,156 (10)



(1)  Amount paid for personal use of company auto.
(2) Comprised of $1,805 value of personal use of company auto and $10,584 paid for health insurance.
(3)  Christmas Bonus.
(4) Health insurance paid for officer of $6,906 in 2008 and $187,500 of a salary continuance into 2009 per severance package accrued as of September 30, 2008. Health insurance paid for officer of $6,979 for 2007.
(5)  Comprised of $500 Christams bonus and $10,584 paid for health insurance.
(6) Comprised of $6,513 of personal use of company auto and $10,584 paid for health insurance.
(7) Comprised of $449 of personal use of company auto and $10,584 paid for health insurance.
(8) Comprised of $500 Christmas bonus, $27,000 severance package and $6,512 paid for health insurance.
(9)  Comprised of $500 Christmas bonus and $6,802 paid for health insurance.
(10) Comprised of $417 Christmas bonus and $6,739 paid for health insurance.

Stock Option Grants in the past fiscal year

       We have not issued any grants of stock options in the past fiscal year. As part of his employment agreement Mr. Tetzlaff was granted 500,000 stock options.

       Mr. Tetzlaff received $25,000 and 50,000 shares of stock in the form of a signing bonus.

Employment Agreements

       We have entered into employment agreements with certain of our key executives as follows:

       We entered into an employment agreement with Alan Bailey, our Vice President, effective May 1, 2005 for a period of five years under which we have hired him to serve as our Vice President. The agreement calls for Mr. Bailey to receive an annual income of $125,000 per year plus a bonus equal to one and one-half percent (1.5%) of our net income before taxes and bonus. The agreement also provides for Mr. Bailey to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time, cafeteria plan, and use of an automobile. Mr. Bailey's agreement was amended in the third quarter of fiscal 2006 to change his base salary to $100,000 per year. Subsequent to the departure of Lisa Bailey, spouse of Mr. Bailey, Mr. Bailey's base salary was changed to $125,000 based on an addendum to his 2005 employment agreement.

       We terminated our agreement with Randy Kempf our previous CEO. We paid the terms of the agreement.

       We entered into an employment agreement with Jeff Tetzlaff, our President, effective April 8, 2008 for a period of three years under which we have hired him to be our President. The agreement contains automatic three year extensions as long as there is no action by the Board. The agreement calls for Mr. Tetzlaff to receive an annual income of $150,000 per year plus a $450 per month automobile allowance The agreement also provides for Mr. Tetzlaff to receive standard benefits such as health insurance coverage, 401(k) retirement savings plan, sick and vacation time, and cafeteria plan.

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




                                Number of
Name and Address of             Shares         Percent
Beneficial Owner                Owned          Owned
-------------------------------------------------------



Commerce Street Venture
Group
17322 Westfield Park Rd
Westfield, IN 46074            365,000         6.08%

Rod Simonson
1007 Okoboji Avenue
Milford, IA 51351               38,176         0.64%

David Davis
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301                8,500         0.14%

F.L. Miller
2500 Manhattan Blvd
Spirit Lake, IA 51360           38,290         0.64%

L.G. Hancher, Jr.
17322 Westfield Park Rd
Westfield, IN  46074           166,287         2.77%

Alan Bailey
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301              510,779         8.50%

Lisa Bailey
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301              326,889         5.44%

David Bailey
1209 Country Club Lane
Spencer, IA 51301              456,296         7.60%

Joan Bailey
1209 Country Club Lane
Spencer, IA 51301              599,296         9.98%

Randy Kempf
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301               35,000         0.58%

Jeffrey Tetzlaff
c/o Cycle Country
Accessories Corp
1701 38th Ave West
Spencer, IA 51301                  100         0.00%


All Directors and Officers
as a Group (7 Persons)       1,123,921        18.71%

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

       NONE


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

The Audit Committee appointed Henjes, Conner, & Williams, P.C. as the Company's independent accountants to audit the consolidated financial statements of the Company for the fiscal years ending September 30, 2008 and 2007. Henjes, Conner, & Williams, P.C. have been Cycle Country's independent accountants since January 16, 2004.

Fees for fiscal years ended September 20, 2008 and 2007 were as follows:

                                        Fiscal            Fiscal
                                         2008              2007
Audit fees                            $49,619           $49,811
Audit-related fees                      6,591             2,358
Tax fees                               12,101             5,630
All other fees                           -                2,538
Total fees                            $68,311           $60,337

A description of the types of services provided in each category is as follows:

Audit Fees-Includes audit of the Company's annual financial statements, review of the Company's quarterly reports on Form 10-
QSB, and consents and assistance with and review of registration statements filed with the SEC.

Audit-related fees-Includes accounting consultation related to GAAP and application of GAAP to proposed transactions.

Tax Fees-Includes tax compliance, tax advice and planning.

All Other Fees-Other miscellaneous research and assistance provided to the Company including business segment items.

       CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

       CONSOLIDATED FINANCIAL STATEMENTS

       SEPTEMBER 30, 2008 AND 2007

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

  Consolidated Balance Sheets                                   F-2

  Consolidated Statements of Income                             F-3

  Consolidated Statements of Stockholders' Equity               F-4

  Consolidated Statements of Cash Flows                      F-5 - F-6


Notes to Consolidated Financial Statements                   F-7 - F-32


Supplementary Information:

  Independent Auditors' Report on Supplementary Information     F-33

  Schedule 1 - Consolidated Schedule of Gross Profit   		F-34

  Schedule 2 - Consolidated Schedule of Selling, General, and
                Administrative Expenses                         F-35







                                 * * * * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors
Cycle Country Accessories Corp. and Subsidiaries
Milford, Iowa


We have audited the accompanying consolidated balance sheets of CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES, (a Nevada corporation) as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries, as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.




			Certified Public Accountants


Sioux City, Iowa
January 13, 2009

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND 2007


                                    ASSETS
                                    ------


                                                            2008             2007
CURRENT ASSETS
        Cash and Cash Equivalents                       $    194,576    $    454,848
        Accounts Receivable - Trade, Net                   2,935,647       2,235,856
        Inventories - Note 2                               5,110,499       5,270,644
        Taxes Receivable                                      14,780            -
        Deferred Income Taxes - Note 9                       345,920         100,302
        Prepaid Expenses and Other - Note 3                  209,617         227,437
                                                        -------------   -------------
			Total Current Assets   		$  8,811,039	$  8,289,087

PROPERTY, PLANT AND EQUIPMENT, Net - Note 5   		$ 11,449,369	$ 12,848,141

OTHER ASSETS
	Intangible Assets, Net - Note 4   		$    177,812	$    168,528
        Goodwill                                           4,890,146       4,890,146
        Other Assets - Note 6                                 48,363          38,421
                                                        -------------   -------------
			Total Other Assets   		$  5,116,321	$  5,097,095
                                                        -------------   -------------
           Total Assets                                 $ 25,376,729    $ 26,234,323
                                                        =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts Payable                                $    577,278    $    195,499
        Accrued Expenses - Note 7                            725,082         588,210
        Income Taxes Payable                                    -             28,657
        Deferred Gain on Sale                                166,524            -
        Line of Credit                                     1,000,000            -
	Current Portion of Bank Notes Payable -
                Note 8                                       811,053         623,697
                                                        -------------   -------------
                        Total Current Liabilities       $  3,279,937    $  1,436,063

LONG-TERM LIABILITIES
	Bank Notes Payable - Less Current Portion -
                Note 8                                  $  3,971,525    $  4,093,760
  Deferred Gain on Sale                                      194,278            -
  Deferred Income Taxes - Note 9                           2,360,812       2,428,736
                                                        -------------   -------------
           Total Long-Term Liabilities                  $  6,526,615    $  6,522,496

STOCKHOLDERS' EQUITY
        Common Stock - Note 10                          $        743    $        735
        Additional Paid-In Capital                        14,729,338      14,495,035
        Retained Earnings                                  3,421,732       3,779,994
        Treasury Stock - at Cost - Note 10               ( 2,581,636)           -
                                                        -------------   -------------
           Total Stockholders' Equity                   $ 15,570,177    $ 18,275,764
                                                        -------------   -------------
			Total Liabilities and Stockholders'
                          Equity                        $ 25,376,729    $ 26,234,323
                                                        =============   =============


See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


                                                                2008            2007

NET SALES                                                   $ 17,444,642    $ 14,134,863
        Freight Income                                            69,299          79,387

                        Total Net Sales                     $ 17,513,941    $ 14,214,250

Cost of Goods Sold                                           (13,215,382)    ( 9,332,869)

                        Gross Profit                        $  4,298,559    $  4,881,381

Selling, General and Administrative Expenses                 ( 4,763,859)    ( 4,018,875)

                        Income (Loss) from Operations       $(   465,300)   $    862,506

Non-Operating Income (Expense), Net - Note 11                     76,781     (   254,233)
			Income (Loss) Before Provision (Benefit)
                          for Income Taxes                  $(   388,519)   $    608,273

Provision (Benefit) for Income Taxes - Note 9                (    30,257)        190,131

                        Net Income (Loss)                   $(   358,262)   $    418,142

Weighted Average Shares of Common Stock
	Outstanding:
                Basic                                          6,169,659       7,346,617
                Diluted                                        6,169,659       7,346,617

Earnings Per Common Share:
                Basic                                        $(      .06)    $      0.06
                Diluted                                      $(      .06)    $      0.06




See Accompanying Notes to Consolidated Financial Statements
F-3


CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007





                                                 Additional
                                  Common          Paid-In         Retained         Treasury
                                  Stock           Capital         Earnings         Stock         Total

Balances at September 30, 2006    $ 729         $ 14,377,541    $ 3,361,852        -             $ 17,740,122


Net Income                                                          418,142                           418,142


Issuance of Common Stock              6              117,494                                          117,500
                                  ----          ------------    -----------        -----------   ------------


Balances at September 30, 2007    $ 735         $ 14,495,035    $ 3,779,994        -             $ 18,275,764


Net (Loss)                                                       (  358,262)                      (   358,262)


Issuance of Common Stock              8              234,303                                          234,303


Treasury Stock                                                                     $(2,581,636)   ( 2,581,636)
                                  ----          ------------    -----------        -----------   ------------

Balances at September 30, 2008    $ 743         $ 14,729,338    $ 3,421,732        $(2,581,636)  $ 15,570,177
                                  =====         ============    ===========        ============  ============






See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS







                                                                2008            2007

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
        Net Income (Loss)                                       $(  358,262)    $ 418,142
	Adjustments to Reconcile Net Income (Loss) to Net
		Cash Provided (Used) by Operating Activities:
                  Depreciation                                      807,083       811,392
                  Amortization                                        5,857        12,336
                  Share-Based Compensation Expense                  128,250          -
                  Share-Based Directors Fees                         14,561          -
            Share-Based Consulting Fees                              91,500          -
      (Gain) on Sale & Disposal of Assets                        (  729,168)     ( 54,326)
                  Deferred Income Tax (Benefit)                  (  313,542)     ( 73,224)
                  Change in Inventory Reserve                        36,000        76,095
      (Increase) Decrease in Assets:
                    Accounts Receivable - Trade, Net             (  699,791)     (370,756)
                    Inventories                                     124,145      (256,701)
                    Taxes Receivable                             (   14,780)      235,275
                    Prepaid Expenses and Other                       17,820        54,906
                    Other Assets                                 (    9,942)     ( 20,856)
		  Increase (Decrease) in Liabilities:
                    Accounts Payable                                381,779      (130,879)
                    Accrued Expenses                                136,872         2,931
                    Deferred Gain on Sale                           360,802          -
                    Taxes Payable                                (   28,657)       28,657
                                                                ------------    ----------
			Net Cash Provided (Used) by Operating
                          Activities                            $(   49,473)    $ 732,992


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
        Purchase of Property and Equipment                      $(1,280,108)    $(245,335)
        Purchase of Intangible Assets                            (   15,141)         -
	Proceeds from Sale of Property, Plant and
                Equipment                                            19,329        95,981
                                                                ------------    ----------
                    Net Cash (Used) by Investing Activities     $(1,275,920)    $(149,354)



See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS





                                                                2008            2007
CASH FLOWS FROM FINANCING ACTIVITIES
        Principal Payments on Long-Term Debt                    $(  684,879)    $(579,647)
        Proceeds from Long-Term Debt                                750,000          -
        Proceeds from Line of Credit                              1,000,000          -
                                                                ------------    ----------
			Net Cash Provided (Used) by Financing
                          Activities                            $ 1,065,121     $(579,647)
                                                                ------------    ----------

			Net Increase (Decrease) in Cash and Cash
                          Equivalents                           $(  260,272)    $   3,991

Cash and Cash Equivalents - Beginning of Year                       454,848       450,857
                                                                ------------    ----------

Cash and Cash Equivalents - End of Year                         $   194,576     $ 454,848
                                                                ============    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Cash Paid During the Year For:
		Interest, Net of Amounts Capitalized   		$   260,686	$ 374,326
                                                                ============    ==========

                Income Taxes Paid                               $   326,722          -
                                                                ============    ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
  AND INVESTING ACTIVITIES
-------------------------------------------
	Issuance of Common Stock for Payment of
          Consultant Fees                                       $    91,500     $  92,500
                                                                ============    ==========

	Issuance of Common Stock for Payment of
          CEO Bonus                                             $   128,250     $  25,000
                                                                ============    ==========

	Issuance of Common Stock for Payment of
          Director Fees                                         $    14,561           -
                                                                ============    ==========

	Exchange of Common Stock for Milford Property
          Agreement with Danbom Properties (Treasury Stock)     $(2,581,636)          -
                                                                ============    ==========


See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






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

        Nature of the Business - The Company is primarily engaged in the design, manufacture, sale and distribution of accessories for all terrain vehicles (ATVs) and utility terrain vehicles (UTVs) to various distributors, dealers and wholesalers throughout the United States of America, Canada, Mexico, South America, Europe, and Asia. The Company manufactures, sells, and distributes injection-molded plastic wheel covers for vehicles such as golf cars, lawn mowers, and light-duty trailers. They also have a lawn and garden segment containing Weekend Warrior products which feature pull-behind, 3-point implements and other accessories designed and built for garden tractors and utility ATVs. Additionally, the Company has a contract manufacturing segment that is engaged in the design, manufacture and assembly of an array of parts. The
Company's headquarters are located in Spencer, Iowa and its distribution center is in Milford, Iowa.

	Revenue Recognition - The Company ships products to its customers by third party carriers. The Company recognizes revenues from product sales when title to the products is passed to the customers and risk of loss transfers to an unrelated third party, which occurs at the point of shipping for products shipped by third-party carriers.

	Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying consolidated statements of income. Sales were recorded net of sales discounts and allowances. Sales discounts and allowances were approximately $1,180,000 and $516,000 in fiscal 2008 and 2007, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007





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

	Individual trade accounts receivable are periodically evaluated for collectibility based on past credit history and their current financial condition. Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible. While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts. The allowance for doubtful accounts of $15,000 and $10,000 at September 30, 2008 and 2007, reflects management's best estimate of future uncollectible accounts.

Inventories - Inventories are valued at the lower of cost or market. For fiscal 2008 the cost is determined using the weighted average method. During the fiscal year, the Company changed its method of valuing inventory from a standard cost system, which approximated first-in, first-out, to the average actual cost method. The new method of accounting for inventory is deemed preferable as the Company moved from a system which approximated a GAAP valuation method to a GAAP valuation method. The change in inventory accounting method did not have a material impact on the fiscal 2008 Consolidated Financial Statements and, because the effect on prior periods presented is not material, they have not been restated as would be required by Statement of Financial Accounting Standards No. ("SFAS")
154, "Accounting Changes and Error Corrections."

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007




Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	The Company evaluates its inventory value at the end of
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

	Goodwill and Other Intangible Assets - Goodwill
(representing the excess of the amount paid to acquire assets over the estimated fair value of those assets acquired) and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually, or when events or circumstances indicate that its value may have declined. This determination of any goodwill impairment is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the goodwill's implied fair value. The fair value of the Company's reporting units is calculated by comparing the weighted average of the net present value of future cash flows and a market approach based on the reporting unit's carrying value. The Company utilizes discount rates determined by management to be similar with the level of risk in its current business model. Although no changes are expected, if the actual results of the Company are less favorable than the assumptions the Company makes regarding estimated cash flows, the Company may be required to record an impairment charge in the future. The Company has determined that there is no impairment to its goodwill for the years ended September 30, 2008 and 2007.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	The Company's definite-lived intangible asset categories,
covenants not-to-compete and patents, are amortized over their estimated useful lives.

	Other intangible assets are stated at cost and consist of trademarks, covenants not-to-compete, and patents. All trademarks acquired by the Company's acquisitions have been deemed to have an indefinite life and as such will not be amortized. The covenants not-to-compete are being amortized over their estimated useful lives (5 years for both) and the patents are amortized over their useful lives of 11 to 12 years, respectively, as of date of acquisition.

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

Accrued Warranty Expense                    2008             2007

        Balance - Beginning of Period     $ 45,000        $ 45,000
        Warranty Claims Accrued             85,944          48,435
        Warranty Claims Settled            (80,944)        (48,435)
                                          ---------       ---------

        Balance - End of Period           $ 50,000        $ 45,000
                                          =========       =========

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Distributor Rebate Payable - The Company offers a quarterly
rebate program (the "Program") for its North America ATV accessory distributors. The Program provides for a tiered rebate from 1% to 7% based on purchase orders of eligible products during a quarter. The Program rebate is "paid" quarterly to the applicable distributors as a credit against future purchases of the Company's products. The
Program rebate liability is calculated and recognized as ATV accessory products are purchased within a quarter and is included in accrued expenses in the accompanying consolidated balance sheets for fiscal 2008. The distributor rebate expense totaled approximately
$491,000 and $282,000 in fiscal 2008 and 2007, respectively and is recorded as a reduction of sales in the accompanying consolidated financial statements.

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

	The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income taxes, and interpretation of FASB Statement No.
109." FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in the Company's financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	The Company adopted the provisions of FIN 48 on October 1,
2007. At the adoption date of October 1, 2007, and at September 30, 2008, no uncertain positions were identified.
 To the extent interest and penalties would be assessed by taxing authorities in any underpayment of income taxes, such amounts would be accrued and classified as a component of interest expense on the condensed consolidated statement of income.

	Subsequent to year end, the Internal Revenue Service (IRS) has completed an examination of tax years 2004 through 2006 resulting in additional tax due to the IRS of $142,942.
This additional tax due is included in the current year provision for income taxes.

	Earnings Per Share - Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the reporting period. Diluted
EPS is computed in a manner consistent with that of basic
EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.


	The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended September 30, 2008 and 2007:

                                              For the Year Ended
                                              September 30, 2008
                                              ------------------
                                  Income           Shares        Per-Share
                                (Numerator)     (Denominator)    Amount
Basic EPS
    Income Available to Common
    Stockholders                $(358,262)      6,169,659       $(0.06)

    Effect of Dilutive Securities
      Warrants                       -               -             -
      Options               -        -               -

    Diluted EPS
      Income Available to Common
      Stockholders and Assumed
      Conversions               $(358,262)      6,169,659	$(0.06)

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007





Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                              For the Year Ended
                                              September 30, 2007
                                              ------------------
                                  Income           Shares        Per-Share
                                (Numerator)     (Denominator)    Amount
Basic EPS
  Income Available to Common
    Stockholders                 $ 418,142       7,346,617       $ 0.06

Effect of Dilutive Securities
  Warrants                            -               -             -

Diluted EPS
  Income Available to Common
  Stockholders and Assumed
  Conversions                    $ 418,142       7,346,617       $ 0.06
                                 ==========      ==========      =======

	Advertising - Advertising consists primarily of television, videos, newspaper and magazine advertisements, product brochures and catalogs, and trade shows. All costs are expensed as incurred or when first utilized, with the exception of the costs of the catalogs on hand in the amount of $15,800, which are shown in prepaid expenses - other.
Advertising expense totaled approximately $455,000 and $486,000 in fiscal 2008 and 2007, respectively, and is included in selling, general, and administrative expenses and cost of goods sold in the accompanying consolidated statements of income.

        Research and Development Costs - Research and development costs are expensed as incurred. Research and development costs incurred during fiscal 2008 and 2007, included in selling, general and administrative expenses and cost of goods sold in the accompanying consolidated statements of income totaled approximately $434,000 and $250,000, respectively.

	Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs included in selling, general, and administrative expenses and cost of goods sold in the accompanying consolidated statements of income for the fiscal 2008 and 2007 were approximately $193,000 and $188,000, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Cont.)	Use of Estimates - The preparation of financial statements
in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During 2008, there were no material changes in the Company's methods or policies used to establish estimates and assumptions.
While the Company does not believe that the ultimate settlement of any such items will materially affect the Company's financial condition or results of future operations, actual results may differ from estimates provided.

	Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. At various times throughout fiscal 2008 and 2007 and at September 30, 2007, cash balances held at a financial institution were in excess of federally insured limits.

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


Note 2  -  INVENTORIES
The components of inventories at September 30 are summarized as follows:

                                                 2008             2007

		Raw Materials   		$ 2,474,458	$ 2,475,451
                Work in Progress                    533,344         599,401
                Finished Goods                    2,237,931       2,295,026
                Inventory Reserve                (  135,234)     (   99,234)
                                                ------------    ------------
                     Total Inventories          $ 5,110,499     $ 5,270,644
                                                ============    ============

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 3  -  PREPAID EXPENSES AND OTHER
General and administrative costs included in finished goods inventory at September 30, 2008 and 2007, were $344,661 and $593,960, respectively. Total General and administrative costs included in cost of goods sold for the year ended
September 30, 2008 and 2007 were $2,849,851 and $2,079,246,
respectively.

	During the year ended September 30, 2007, the Company updated and revised the accounting method for calculating the manufacturing overhead allocation pool and application of burden rates. This change materially effects the allocation of expenses into cost of goods sold from selling, general and administrative expenses in the 2007 year and will consistently be applied in future years.

	Prepaid expenses and other at September 30 consisted of the following:

                                                    2008             2007

                Prepaid Insurance                 $ 145,906       $ 162,799
                Prepaid Lease                          -              3,969
                Prepaid Promotion                     9,094          17,819
                Prepaid Stock Exchange Fee            9,167           6,333
                Other                                45,450          36,517
                                                  ----------      ----------
                Total Prepaid Expenses and Other  $ 209,617       $ 227,437
                                                  ==========      ==========

Note 4  -  ACQUIRED INTANGIBLE ASSETS
	Acquired intangible assets consist of the following:

				           As of September 30, 2008


				Weighted-
				Average   	Gross
				Amortization	Carrying	Accumulated
				   Period   	 Amount 	Amortization	Net

       Amortized Intangible
         Assets
       --------------------
         Covenants Not-to-
           Compete                  5            $  78,000       $  78,000          -
         Patents                11.52               86,178          35,720     $  50,458
                                                 ----------      ----------    ----------
                                                 $ 164,178       $ 113,720     $  50,458
       Unamortized Intangible
         Assets
       ----------------------
         Trademarks                                127,354                       127,354
                                                 ----------      ----------    ----------
            Total Acquired
              Intangible
               Assets                            $ 291,532       $ 113,720     $ 177,812
                                                 ==========      ==========    ==========



CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 4  -  ACQUIRED INTANGIBLE ASSETS
(Cont.) 				           As of September 30, 2007


				Weighted-
				Average   	Gross
				Amortization	Carrying	Accumulated
				   Period   	 Amount 	Amortization	Net

  Amortized Intangible
   Assets
  --------------------
   Covenant Not to
     Compete
     Agreements                     5         $  78,000          $  78,000        -
    Patents                     11.52            78,552             29,863   $  48,689
                                              ----------         ----------  ----------
                                              $ 156,552          $ 107,863   $  48,689


  Unamortized Intangible
   Assets
  ----------------------
   Trademarks                                   119,839                        119,839
                                             -----------         ----------  ----------
     Total Acquired
       Intangible
       Assets                                 $ 276,391          $ 107,863   $ 168,528
                                             ===========         ==========  ==========


Amortization expense totaled $ 5,857 and $12,336 during fiscal 2008 and 2007, respectively.

	The estimated future amortization expense for each of the five succeeding years is as follows:

	  Years Ending September 30,
		         2009   		$   6,399
		         2010   		$   6,399
		         2011   		$   6,399
		         2012   		$   6,399
		         2013   		$   6,399

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007


Note 5  -  PROPERTY, PLANT AND EQUIPMENT
	Property, plant, and equipment, their estimated useful lives, and related accumulated depreciation at September
30, are summarized as follows:

                                Range of
				Lives in
                                 Years          2008              2007

        Land                       -          $   119,820    $    499,820
        Land Improvements       15 - 20           160,442         172,981
        Building                15 - 40         5,672,234       7,407,485
        Plant Equipment          7 - 10         7,696,739       6,808,719
        Tooling and Dies         3 - 7            876,049         832,995
        Vehicles                 3 - 7            473,078         448,355
        Office Equipment         3 - 10         1,105,437         862,868
        Construction in Progres    -                9,198           3,160
                                             -------------   -------------
                                             $ 16,112,997    $ 17,036,383

        Less:  Accumulated Depreciation       ( 4,663,628)    ( 4,188,242)
                                             -------------   -------------
                                             $ 11,449,369    $ 12,848,141
                                             =============   =============

Note 6  -  OTHER ASSETS
The components of other assets at September 30 are summarized as follows:

                                                            2008         2007

   Unamortized Loan Costs                        $     23,363    $     13,421
   Investment in Golden Rule (Bermuda), Ltd.           25,000          25,000
                                                 -------------   -------------

        Total Other Assets                       $     48,363    $     38,421
                                                 =============   =============

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007



Note 7  -  ACCRUED EXPENSES
The components of accrued expenses at September 30, are summarized as follows:

                                                  2008             2007

         Distributor Rebate Payable              $  17,642       $ 180,713
         Accrued Salaries and Related Benefits     507,539         223,870
         Accrued Warranty Expense                   50,000          45,000
         Accrued Real Estate Tax                   112,539         116,414
         Accrued Royalty Expense                     6,480           5,947
         Accrued Interest                            3,871           4,766
         Accrued Director Fees                      27,011          11,500
                                                 ----------      ----------
                     Total Accrued Expenses      $ 725,082       $ 588,210
                                                 ==========      ==========

Note 8  -  BANK NOTES PAYABLE

On May 13, 2008, the Company and its commercial lender amended the original secured credit agreement dated August
21, 2001. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two were amended. The Notes, going forward, are payable in monthly installments from August 2008 until April, 2017 for Note
One and until April, 2011 for Note Two, which include principal and interest (6.125% as of September 30, 2008) for Note One and principal and interest (6.125% as of September 30, 2008) for Note Two, with a final payment upon maturity on April 25, 2017, for Note One and April 25,
2011, for Note Two. On April 28, 2008, the Company and its commercial lender entered into a new secured credit agreement, Note Three. Note Three is payable in monthly installments from June 2008 until April 2013 which include principal and interest (6.125% as of September 30, 2008) with a final payment upon maturity on April 25, 2013.

The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. The interest rate is also fixed on Note Three. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $33,449, $42,049 and $14,567 for Note One, Note Two and Note Three, respectively. At September 30, 2008 and 2007,
$2,889,085 and $3,098,690, respectively, were outstanding for Note One, $1,197,751 and $1,618,767, respectively, were outstanding for Note Two and
$695,742 and $0 was outstanding for Note Three.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 8  -  BANK NOTES PAYABLE
(Cont.) 	Additionally, any proceeds from the sale of stock received
from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

	Aggregate maturities of bank notes payable at September 30, 2008, are as follows:

	  Years Ending December 31,
		         2009   		$   811,053
		         2010   		$   862,130
		         2011   		$   697,675
		         2012   		$   441,718
		         2013   		$   396,539
		         Thereafter   		$ 1,573,463


	Under the terms of the secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (5.5% at September 30, 2008). The variable interest rate can never exceed 10.5% or be lower than 5.5%. The
Line of Credit matured on December 31, 2008, and as of the date of this report, has not been renewed. At September
30, 2008, $1,000,000 was outstanding on the Line of Credit.

	The secured credit agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions. During the fiscal year ended September 30, 2008, the Company has met all of its bank covenant terms except the long term debt coverage ratio. As of the issuance of this report, the Company requested and received a one-time waiver from the bank for September 30, 2008. For 2007, the Company met all of its financial ratio requirements.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007


Note 9 -  INCOME TAXES
	The provisions for income taxes for the years ended
	September 30, 2008 and 2007, consist of the following:

                                               2008          2007
		Current Tax Provision
                  Federal                  $   283,285     $   255,580
                  State                           -              7,775
                                           ------------    ------------
                                           $   283,285     $   263,355
		Deferred Tax (Benefit)
                  Federal                   (  313,542)     (   73,224)
                                           ------------    ------------

                Total Income Tax Provision
                      (Benefit)            $(   30,257)    $   190,131
                                           ============    ============

	Deferred Tax Assets and Liabilities at September 30, are comprised of the following:

                                             2008             2007
           Deferred Tax Assets
             Inventory Reserve             $    45,980     $    33,740
             Capitalized Fees                   41,249            -
             Accrued Vacation                   49,602          44,710
             Accrued Wages                      64,316            -
             Accrued Warranty                   17,000          15,300
             Accrued Bonus                        -              3,152
             Allowance for Uncollectible
               Accounts                          5,100           3,400
             Deferred Gain on Sale             122,673            -
                                           ------------    ------------
                 Total Deferred Assets     $   345,920     $   100,302

           Deferred Tax Liability
            Property and Equipment          (2,360,812)     (2,428,736)
                                           ------------    ------------
             Net Deferred Tax (Liability)  $(2,014,892)    $(2,328,434)
                                           ============    ============

	These amounts are included in the accompanying consolidated balance sheets at September 30, under the following captions:

                                                  2008            2007

                Current Assets                  $   345,920     $   100,302
                Long-Term Liabilities            (2,360,812)     (2,428,736)
                                                ------------    ------------
                  Net Deferred Tax (Liability)  $(2,014,892)    $(2,328,434)
                                                ============    ============

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007



Note  9 -  INCOME TAXES

(Cont.)	No valuation allowance has been provided for the deferred tax assets at September 30, 2008 or 2007, as full realization of these assets is more likely than not.

	A reconciliation of the income tax provision computed by applying the federal statutory rate for the year ended
September 30, 2008 and 2007, is as follows:

                                                     2008           2007

           Federal Statutory Tax                   $(132,096)      $ 206,813
           Depreciation and Amortization             110,188        ( 66,279)
           Inventory Reserve                          12,240        ( 25,872)
           Deferred Gross Profit                        -             24,861
           Deferred Gains                            115,196            -
           Extraterritorial Income Exclusion            -             15,210
           IRS Adjustments                          (142,942)           -
           Other                                       7,157          30,266
           State and Local Income Taxes, Net of
            Federal Tax Benefit                         -              5,132
                                                   ----------      ----------
                Total Income Tax Provision         $( 30,257)      $ 190,131
                                                   ==========      ==========

Note 10 -  STOCKHOLDERS' EQUITY

		Common Stock - The Company has 100,000,000 shares of $0.0001 par value common stock authorized and
 6,022,307 and 7,350,008 shares issued and outstanding at September 30, 2008 and 2007, respectively. Of the
6,022,307 shares of common stock outstanding, 40,000 of these shares of common stock have warrants attached which entitle the holder to purchase one share of common stock per warrant at $4.00 per share. These warrants expire in 2010.

		The Company has the right, under certain circumstances, to redeem any unexercised warrants at $0.0001 per share.
During the year ended September 30, 2008, the Company did not redeem any warrants, nor were any warrants exercised.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007




Note 10 -  STOCKHOLDERS' EQUITY
(Cont.)	The Company has 20,000,000 shares of $0.0001 par value
preferred stock authorized with no shares outstanding at September 30, 2008 and 2007. The Board of Directors is authorized to adopt resolutions providing for the issuance of preferred shares and the establishment of preferences and rights pertaining to the shares being issued, including
dividend rates.  	In the event of any dissolution or
liquidation of the Company, whether voluntary or involuntary, the holders of shares of preferred stock described above will be paid the full amounts they are entitled to receive before any holders of common stock are entitled to receive, pro rata, any remaining assets of the Company available for distribution to its stockholders.

	Treasury Stock - The Company reacquired 1,410,730 shares of its own stock at a $1.83 per share, for a total cost of $2,581,636 in exchange for their Milford facility on November
14, 2007.


Note 11 -  NON-OPERATING INCOME (EXPENSE)
Non-Operating income (expense) for the years ended
September 30, 2008 and 2007, consisted of the following:

                                                2008        2007
   Income
   ------
       Gain on Sale of Property, Plant and
         Equipment                           $ 368,366       $  54,326
       Interest                                 19,665          48,405
       Lease Income                              1,792          13,750
       Other                                    28,695           5,520
                                             ----------      ----------
          Total Income                       $ 418,518       $ 122,001

   Expense
   -------
       Other                                 $(  1,950)      $(  2,494)
       Interest                               (339,787)       (373,740)
                                             ----------      ----------
           Total Expense                     $(341,737)      $(376,234)
                                             ----------      ----------
           Total Non-Operating Income
            (Expense), Net                   $  76,781       $(254,233)
                                             =========       ==========

Note 12 -  PENSION AND PROFIT SHARING PLAN
The Company maintains a 401(K) Retirement Savings Plan, which allows qualified employees to defer the maximum portion of their earnings allowed by law. The plan also allows discretionary and matching contributions from the Company. The Company matches 25% of the employee contribution, up to a max contribution of 1% of the employees compensation. Company contributions to the plan totaled approximately $18,000 for the years ended
September 30, 2008 and 2007.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007





Note 13 -  BUSINESS CONCENTRATIONS
At September 30, 2008, the customer with the largest outstanding accounts receivable balance totaled approximately $1,508,405 or 51% of the gross accounts receivable. At September 30, 2008, the outstanding accounts receivable balance of one customer exceeded 10% of gross accounts receivable is as follows:

                                                         Percent
                                                         of Gross
                                         Accounts        Accounts
                        Customer        Receivable       Receivable

                          A             $ 1,508,405       50.67 %

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

	Sales to the Company's major customers, which exceeded 10% of net sales, accounted for approximately 53% of net sales in fiscal 2008 and approximately 16% each of net sales in fiscal 2007.

	The Company believes it has adequate sources for the supply of raw materials and components for its production requirements. The Company's suppliers are located primarily in the states of Iowa, Nebraska, Illinois, and South Dakota. The Company has a policy of strengthening its supplier relationships by concentrating its purchases for particular parts over a limited number of suppliers in order to maintain quality and cost control and to increase the suppliers' commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers for critical components. During fiscal 2008, the Company purchased approximately $1,300,667 of raw materials from one vendor and approximately
$1,208,295 from another vendor, which represented approximately 17% and 16% of materials used in products sold during 2008. During fiscal 2007, there were no concentrations over 10%.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007


Note 14 -  SEGMENT INFORMATION
Segment information has been presented on a basis
consistent with how business activities are reported
internally to management.  Management solely evaluates
operating profit by segment by direct costs of
manufacturing its products without an allocation of
indirect costs.  In determining the total revenues by
segment, freight income and sales discounts and allowances
are not allocated to each of the segments for internal
reporting purposes.  The Company has four operating
segments that assemble, manufacture, and sell a variety of
products: ATV Accessories, Plastic Wheel Covers, Weekend
Warrior, and Contract Manufacturing.  ATV Accessories is
engaged in the design, assembly, and sale of ATV
accessories such as snowplow blades, lawnmowers, spreaders,
sprayers, tillage equipment, winch mounts, utility boxes,
and oil filters.  Plastic Wheel Covers manufactures and
sells injection-molded plastic wheel covers for vehicles
such as golf cars and light-duty trailers.  Weekend
Warrior, previously Lawn and Garden, is engaged in the
design, assembly, and sale of utility vehicle accessories
that include lawnmowers, spreaders, sprayers, tillage
equipment, and soft goods.  Contract Manufacturing is
engaged in the design, manufacture and assembly of a wide
array of parts, components, and other products for non-
competing Original Equipment Manufacturers (OEM) and other
businesses.  The significant accounting policies of the
operating segments are the same as those described in Note
1.  Sales of snowplow blades comprised approximately  65%
and 58% of ATV Accessories revenues during fiscal 2008 and fiscal 2007, respectively. Sales of snowplow blades comprised approximately 55% and 43% of the Company's consolidated total revenues during fiscal 2008 and fiscal
2007, respectively.

	ATV Accessories sales comprised approximately 80% and 73% the Company's consolidated total revenues during fiscal
2008 and fiscal 2007, respectively. Contract Manufacturing sales comprised approximately 12% of the Company's consolidated total revenues during fiscal 2008 and 2007.
While Plastic Wheel Covers sales comprised approximately 8% and 13% of the Company's consolidated total revenues during fiscal year 2008 and 2007, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007


Note 14 -  SEGMENT INFORMATION
(Cont.)	The following is a summary of certain financial information
related to the four segments:

                                                    2008            2007
	Total Revenues by Segment
		ATV Accessories   		$ 14,827,931	$ 10,550,309
                Plastic Wheel Covers               1,500,730       2,003,626
                Contract Manufacturing             2,144,978       1,738,298
                Weekend Warrior                      151,130         358,524
                                                -------------   -------------
                 Total Revenues by Segment      $ 18,624,769    $ 14,650,757

        Freight Income                                69,299          79,387
        Sales Discounts and Allowances           ( 1,180,127)    (   515,894)
                                                -------------   -------------
                     Total Combined Revenue     $ 17,513,941    $ 14,214,250
                                                =============   =============

	Operating Profit (Loss) by Segment
		ATV Accessories   		$  6,736,662	$  6,397,081
                Plastic Wheel Covers                 845,572       1,189,380
                Contract Manufacturing               783,092         888,083
                Weekend Warrior                       70,385         165,846
                Freight Income                        69,297          79,387
                Sales Allowances                 ( 1,180,127)    (   515,894)
                Factory Overhead                 ( 3,026,322)    ( 3,322,502)
		Selling, General and
                  Administrative                 ( 4,763,859)    ( 4,018,875)
                Interest Income (Expense), Net   (   320,122)    (   325,336)
                Other Income (Expense), Net          396,903          71,103
                Income Tax (Expense) Benefit          30,257     (   190,131)
                                                -------------   -------------
                     Net Income (Loss)          $(   358,262)   $    418,142
                                                =============   =============
	Identifiable Assets
		ATV Accessories   		$ 18,015,628	$ 18,012,012
                Plastic Wheel Covers                 729,946         662,574
                Contract Manufacturing             2,836,944       2,705,695
                Weekend Warrior                    1,314,994       1,521,555
                                                -------------   -------------
                     Total Identifiable Assets  $ 22,897,512    $ 22,901,836

        Corporate and Other Assets                 2,479,217       3,332,487
                                                -------------   -------------
		     Total Assets   		$ 25,376,729	$ 26,234,323
                                                =============   =============

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 14 -  SEGMENT INFORMATION
(Cont.)
                                                      2008            2007
	Depreciation by Segment
		ATV Accessories   		$    394,097	$    400,413
                Plastic Wheel Covers                  85,342          81,679
                Contract Manufacturing                91,988          86,187
                Weekend Warrior                       31,350          34,983
                Corporate and Other                  204,306         208,130
                                                -------------   -------------
                     Total Depreciation         $    807,083    $    811,392
                                                =============   =============
	Capital Expenditures by Segment
		ATV Accessories   		$    704,101	$     80,566
                Plastic Wheel Covers                  38,770          74,580
                Contract Manufacturing               161,336          17,051
                Weekend Warrior                       38,509           5,476
                Corporate and Other                  337,392          67,662
                                                -------------   -------------
                     Total Capital Expenditures $  1,280,108    $    245,335
                                                =============   =============

	The following is a summary of the Company's revenue in different geographic areas during the years ended September
30, 2008 and 2007:

                                           2008           2007

                United States          $  16,183,794   $ 12,140,210
                Other Countries            1,330,147      2,074,040
                                       --------------  -------------
                     Total Revenue     $  17,513,941   $ 14,214,250
                                       ==============  =============

	As of September 30, 2008 and 2007, all of the Company's long-lived assets are located in the United States of America. During fiscal 2008 and 2007, ATV Accessories had sales to individual customers which exceeded 10% of total revenues, as described in Note 13. Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of total revenues during fiscal 2008 and 2007.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007


Note 15 -  RELATED PARTY TRANSACTIONS
During the years ended September 30, 2008 and 2007, the Company had non-eliminated related party sales transactions with a company owned by one of its board members. Total revenue comprised of $292,964 and $93,000 of which $45,743 and $19,660 remained in accounts receivable at September
30, 2008 and 2007, respectively.


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


Note 17 -  SHARE BASED COMPENSATION
During the year ended September 30, 2008, the Company adopted Statement of Financial Accounting Standards
("SFAS") No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations. SFAS No.
123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 17 -  SHARE BASED COMPENSATION
(Cont.)	The June, 2008 President's Executive Employment Agreement
provides for the grant of 50,000 shares of stock in the Company, vesting over a three-year period. At the end of the first and second full year of employment, the President shall become vested in and receive 16,666 shares of stock each year. At the completion of the President's third full year of employment, he shall become vested in and receive the final 16,668 shares of stock. Total compensation expense recognized during the year ended September 30, 2008, was $9,075 net of the income tax benefit in the amount of $4,675. As of September 30, 2008, there was $68,750 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan.
 The cost is expected to be recognized over a three-year period.

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

	Under the provisions of SFAS No. 123(R), stock based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company's common stock on the date of the grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, the Company uses the lattice valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 17 -  SHARE BASED COMPENSATION
(Cont.)	The following assumptions were utilized to estimate the
fair value of the Company's stock option awards during the year ended September 30, 2008 and 2007:

                                                      2008    2007

                Expected Stock Price Volatility      12.83 %   -
                Risk-Free Interest Rate               3.14 %   -
                Expected Life of Options             3 Years   -
                Expected Annual Dividends                0 %   -


The expected volatility rate was based on the historical volatility, for the last 3 years, of the Company's common stock. The expected life represents the average time options that vest are expected to be outstanding based on the vesting provisions and the Company's historical exercise, cancellation and expiration patterns.

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

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options of approximately $26,070, net of a tax benefit in the amount of $13,430, and net of estimated forfeitures, for the year ended September 30, 2008. The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the consolidated statements of operations for the year ended
September 30, 2008, and did not capitalize any such costs in the consolidated balance sheets other than in the general overhead pool for inventory costs. The weighted-average grant-date fair value per share of options granted during the year ended September 30, 2008, was $.219 per share. No options were granted for the year ended
September 30, 2007.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 17 -  SHARE BASED COMPENSATION
(Cont.)	The following table lists stock option activity for the
year ended September 30, 2008:

                                                Weighted        Weighted
                                                Average         Average         Aggregate
				Number of	Exercise	Remaining 	Intrinsic
				 Shares  	 Price  	Contractual	 Value
                                ---------       --------        -----------     ---------
 Outstanding at September 30,
   2007                             -              -                -                -
 Granted                         500,000         $ 1.68          $ 840,000           -
 Exercised                          -              -                -                -
 Canceled                           -              -                -                -
 Outstanding at September 30,
   2008                          500,000         $ 1.68          $ 840,000           -
 Options Vested and Exercisable
   at September 30, 2008         500,000         $ 1.68          $ 840,000           -

	As of September 30, 2008, there was $70,000 of total compensation cost related to this stock option arrangement granted under the plan. The cost is expected to be recognized over a three-year period.

	Prior to the adoption of SFAS No. 123(R), the Company maintained an employment agreement with their former CEO which provides for $100,000 in restricted Company common stock with 25% issued upon the first day of employment and 25% issued each anniversary date for the next three years as an employment bonus. The value of the entire restricted stock award was determined by the closing price, $2 per share, on the Presidents first day of employment. As of September 30, 2008, the remaining $75,000 of cost to the plan was recognized and the remaining 12,500 shares will be issued on September 18, 2009.

	The Company also issued shares to non-employee board of directors under the approved 2007 Incentive Compensation
Plan for their services provided to the Company as a director. A total of 4,637 shares at 1.83 per share were issued in 2008 and 3,609 shares at an average of 1.68 per share were included as compensation expense, were accrued and will be issued in 2009.

	Stock-based compensation expense related to stock options and restricted shares recorded in the Company's consolidated statements of operations was allocated as follows:

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007






Note 17 -  SHARE BASED COMPENSATION
(Cont.)

    Cost of Sales                               -              -
    Selling, General and Administrative
      Expense                               $ 142,811       $ 25,000
    Research and Development Expense            -              -
                                            ----------      ---------
    Stock-Based Compensation Expense Before
      Income Tax                            $ 142,811       $ 25,000
    Less:  Income Tax Benefit                  51,412          9,000
                                            ----------      ---------
    Net Stock-Based Compensation Expense
      After Income Tax                      $  91,399       $ 16,000
                                            ==========      =========


Note 18 -  STOCK REDEMPTION - SALE OF PROPERTY

On November 14, 2007, the Company closed the transaction with its founder and his wife in which they purchased the Company's manufacturing plant located in Milford, Iowa. In return, the Company received all of the common equity owned by the founder and his wife, 1,410,730 shares. The acquired shares are being held as Treasury Stock. The value of the property was determined based upon a formal appraisal and discussions with two independent commercial realtors and the stock was valued using the stock's closing price on November 13, 2007, of $1.83 per share for a total stock price of $2,581,636.

Note 19 -  SALES - LEASEBACK - OPERATING LEASE

	On November 14, 2007, the Company also entered into a sales-leaseback arrangement. Under the arrangement, the Company sold its Milford facility land and buildings as noted above, along with certain other pieces of equipment, to its founder and his wife for 1,410,730 shares of the Company's common stock. The lease back has been accounted for as an operating lease with a three-year term. At September 30, 2008, $360,802 of the $725,792 total gain has been deferred and will be amortized to income in proportion to lease expense over the term of the lease.

Amortization of the gain recognized for the fiscal year ended September 30, 2008, was $138,770, the required minimum lease payments are $185,104 per year for three years from the inception of the lease. Total lease expenses at September 30, 2008 and 2007 was $160,265 and $5,292, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007


Note 20 -  LEGAL PROCEEDINGS

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

Note 21 -  COMMITMENT AND CONTINGENCIES

	Letters of Credit - Letters of credit are purchase guarantees that ensure the Company's payment to third parties in accordance with specified terms and conditions which amounted to approximately $206,752 and $210,500, as of September 30, 2008 and 2007, respectively.

	Employment Agreement - the Company entered into an employment agreement with their President, effective June
24, 2008, for a period of three years from the commencement of his employment April 8, 2008. The agreement provides for 50,000 shares in restricted Company common stock with 33 1/3% issued upon the first full year of employment and 33 1/3% issued each year for the next two years. The value of the entire restricted stock award was determined by the closing price on the President's grant date of employment, June 24, 2008. The agreement provides stock options to acquire an additional 500,000 shares as discussed in the Share Based Compensation footnote. The agreement also provides for standard benefits such as health insurance coverage, 401(K) retirement saving plan, sick and vacation time, cafeteria plan, and a vehicle allowance.

	Purchase Obligations and Other Commitments - At September
30, 2008 and 2007, the Company has purchase obligations for materials and other contractual obligations in the amount of $250,587 and $288,211, respectively.

SUPPLEMENTARY INFORMATION



INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION



To the Board of Directors
  of Cycle Country
  Accessories Corp. and Subsidiaries
Milford, Iowa


Our report on the consolidated financial statements of Cycle Country Accessories Corp. and Subsidiaries for the years ended September 30, 2008 and 2007, appears on page F-1. The audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information in Schedules 1 and 2 pertaining to fiscal 2008 and 2007 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended September 30, 2008 and 2007, taken as a whole.




	Certified Public Accountants


Sioux City, Iowa
January 13, 2008

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES	SCHEDULE 1

CONSOLIDATED SCHEDULE OF GROSS PROFIT

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007




                                         2008                         2007
                                         ----                         ----
                                                   % of                        % of
                                  Amount          Revenue     Amount          Revenue

TOTAL NET SALES   		$ 17,513,941	  100.0 %	$ 14,214,250	100.0 %

DIRECT MANUFACTURING COSTS
    Materials                   $  8,346,391       47.6 %       $  5,841,235    41.1 %
    Salaries - Direct              1,586,440        9.1            1,260,644       8.9
    Contract Labor                   436,634        2.5               83,944        .6
    Royalty                           49,856         .3               67,800        .5
                                -------------     -------       -------------   -------
      Total Direct
        Manufacturing Costs     $ 10,419,321       59.5 %       $  7,253,623      51.1 %

FACTORY OVERHEAD
    Salaries - Administrative   $    211,689        1.2 %       $    245,788       1.7 %
    Salaries - Other                 152,488         .9              117,526        .8
    Salaries - Officers              165,909         .9               91,876        .6
    Depreciation and
           Amortization              721,425        4.1              624,834       4.4
    Freight                          161,934         .9              124,857        .9
    Insurance                        154,547         .9              168,112       1.2
    Payroll Taxes                    144,008         .8              171,194       1.2
    Repair and Maintenance            94,029         .5              137,026       1.0
    Utilities                        398,919        2.3              296,387       2.1
    Employee Health Insurance        312,460        1.8              236,325       1.7
    Other Production Costs            12,705         .1           (  348,727)   (  2.5)
    Legal and Accounting              12,838         .1               13,990        .1
    Other Professional Fees           22,496         .1               16,595        .1
    Real Estate Taxes                 98,666         .6               90,386        .6
    Instruction Supplies               4,345                           5,039        -
    Other Employee Benefits           10,979         .1                3,677        -
    Office and Shipping Supplies
           and Postage                 9,771         .1               18,396        .1
    Shop Supplies                    106,853         .6               65,965        .5
                                -------------     -------       -------------    -------
             Total Factory
               Overhead         $  2,796,061       16.0 %       $  2,079,246      14.5 %
                                =============     =======       =============    =======

             Total Cost of Goods
               Sold             $ 13,215,382       75.5 %       $  9,332,869     65.6 %
                                -------------     -------       -------------    -------
             Gross Profit       $  4,298,559       24.5 %       $  4,881,381     34.4 %
                                =============     =======       =============    =======


See the Accompanying Independent Auditors'
Report on Supplementary Information
F-34

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES	SCHEDULE 2

CONSOLIDATED SCHEDULE OF SELLING, GENERAL
       AND ADMINISTRATIVE EXPENSES

FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007


                                         2008                         2007
                                         ----                         ----
                                                   % of                        % of
                                  Amount          Revenue     Amount          Revenue

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
-------------------------
  Salaries - Administrative     $  495,619      2.8 %     $   400,216         2.8 %
  Salaries - Officers              695,403      4.0           478,043         3.5
  Salaries - Shipping              152,171       .9           143,472         1.0
  Salaries - Engineering           232,995      1.3           227,011         1.6
  Advertising                      455,038      2.6           482,737         3.5
  Shipping and Handling Costs      232,034      1.3           187,664         1.3
  Legal and Accounting             123,561       .7           125,911          .9
  Depreciation and
    Amortization                    91,515       .5           198,894         1.4
  Insurance                        288,028      1.6           264,522         1.9
  Office and Shipping Supplies
    and Postage                    209,347      1.2           161,285         1.1
  Fuel and Fuel Tax                 46,333       .3            26,668          .2
  Commissions                      175,808      1.0           158,688         1.1
  Payroll Taxes and Other
    Employee Benefits              213,715      1.2           171,925         1.2
  Retirement Plan Contribution      18,364       .1            18,385          .1
  Other Professional Fees          552,145      3.2           412,894         2.9
  Repairs and Maintenance           40,776       .2            14,654          .1
  Employee Health Insurance     (      210)       -            82,864          .6
  Telephone                         38,324       .3            39,983          .3
  Travel and Meals                  81,154       .5            85,192          .6
  Warranty                          80,676       .5            48,435          .3
  Show Expense                      44,460       .3            34,073          .2
  Research and Development          16,716       .1            23,457          .2
  Real Estate Tax                   47,490       .3            64,282          .5
  Shop Supplies                     14,701       .1             5,141          -
  Subscriptions and Dues            29,577       .2            19,240          .1
  Utilities                         24,000       .1            24,000          .2
  Bonuses - Officers               103,250       .6            34,272          .2
  Contract Labor                    19,209       .1            37,613          .3
  Contributions                     23,957       .1            19,274          .1
  Promotions                           441        -             3,249          -
  Bad Debts                         43,299       .2                85          -
  Director Fees                      6,000        -             3,500          -
  Lease Expense                    160,265       .9             5,292          -
  Miscellaneous                      7,698        -            15,954          .1
    Total Selling, General
      and Administrative       ------------   -------     ------------      -------
      Expenses                 $ 4,763,859     27.2 %     $ 4,018,875        28.3 %
                               ============   =======     ============      =======


See the Accompanying Independent Auditors'
Report on Supplementary Information

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 10, 2009.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Jeff Tetzlaff
		Jeff Tetzlaff
                President


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 13, 2009.

By:	/s/ Jeff Tetzlaff		Principal Executive Officer
        Jeff Tetzlaff                   and President

By:  /s/ Joan Brehmer                   Acting Chief Financial Officer
     Joan Brehmer

By:     /s/ F.L. Miller                 Director
	F.L. Miller

By:     /s/ L.G. Hancher Jr.            Director
	L.G. Hancher Jr.

By:     /s/ Rod Simonson                Director
	Rod Simonson

By:     /s/ Alan Bailey                 Director
	Alan Bailey