Form 10-Q
period 2008-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2009-02-18
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB


         (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008


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

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of December 31, 2008 was 6,022,307 and there were 349 stockholders of record.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]
No [X]

Cycle Country Accessories Corp.
Index to Form 10-QSB



Part I   Financial Information                                        Page
                                                                      ----

Item 1.  Financial Statements (Unaudited)


         Condensed Consolidated Balance Sheet - December 31, 2008.......2


         Condensed Consolidated Statements of Income - Three Months
         Ended December 31, 2008 and 2007...............................3


         Condensed Consolidated Statements of Cash Flows -
         three Months Ended December 31, 2008 and 2007..................5


         Notes to Condensed Consolidated Financial Statements...........7



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................13

Item 3.  Controls and Procedures....................................25


Part II  Other Information


Item 1.  Legal Proceedings..........................................26

Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds............................................26

Item 3.  Defaults Upon Senior Securities............................26

Item 4.  Submission of Matters to a Vote of Security Holders........26

Item 5.  Other Information..........................................26

Item 6.  Exhibits ..................................................26


Signatures..........................................................27

Part I   Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
December 31, 2008
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                     $     206,510
   Accounts receivable, net                                          2,524,378
   Inventories                                                       4,739,925
   Income taxes receivable                                              20,741
   Deferred income taxes                                               433,886
   Prepaid expenses and other                                          106,679
                                                                 --------------
            Total current assets                                     8,032,119
                                                                 --------------

Property, plant, and equipment, net                                 11,292,082
Intangible assets, net                                                 201,999
Goodwill                                                             4,890,146
Other assets                                                            26,500
                                                                 --------------
            Total assets                                         $  24,442,846
                                                                 ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                             $     180,030
    Accrued interest payable                                             2,567
    Accrued income tax payable                                         626,053
    Accrued expenses                                                   750,000
    Current portion of bank notes payable                              823,437
    Current portion of deferred gain                                   166,524
                                                                 --------------
           Total current liabilities                                 2,548,611
                                                                 --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                         3,762,802
    Deferred gain, less current portion                                152,647
    Deferred income taxes                                            2,558,002
                                                                 --------------
                  Total liabilities                                  9,022,062
                                                                 --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                          -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,483,037 shares issued and
       outstanding                                                         748
    Additional paid-in capital                                      14,767,833
    Retained earnings                                                3,803,839
                                                                 --------------
                                                                    18,572,420
    Treasury stock, at cost, 2,157,980 shares                       (3,151,636)
                                                                 --------------
           Total stockholders' equity                               15,420,784
                                                                 --------------
Total liabilities and stockholders' equity                       $  24,442,846
                                                                 ==============




See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                              Three Months Ended December 31,
                                               2008                   2007
                                          --------------         --------------
                                           (Unaudited)            (Unaudited)
Revenues:
 Net sales                                $   4,309,053          $   4,978,194
 Freight income                                  24,561                 23,364
                                          --------------         --------------
       Total revenues                         4,333,614              5,001,558
                                          --------------         --------------
Cost of goods sold                           (2,917,578)            (2,986,229)
                                          --------------         --------------
       Gross profit                           1,416,036              2,015,329
                                          --------------         --------------
Selling, general, and administrative
   expenses                                    (883,982)            (1,025,251)
                                          --------------         --------------
      Income from operations                    532,054                990,078
                                          --------------         --------------
Other Income (Expense):
  Interest expense                              (85,560)               (89,283)
  Interest income                                   684                  9,632
  Gain on sale of assets                         38,216                238,432
  Miscellaneous                                     (25)                 1,791
                                          --------------         --------------
      Total other income (expense)              (46,685)               160,572
                                          --------------         --------------
      Income before provision for
         income taxes                           485,369              1,150,650
                                          --------------        --------------
Provision for income taxes                     (103,263)              (416,092)
                                          --------------        --------------
      Net income                                382,106                734,558
                                          ==============        ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      5,687,818              6,645,647
                                          ==============        ==============
   Diluted                                    5,687,818              6,645,647
                                          ==============        ==============
Earnings per common share:
   Basic                                  $        0.07         $         0.11
                                          ==============        ==============
   Diluted                                $        0.07         $         0.11
                                          ==============        ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                              Three Months Ended December 31,
                                               2008                   2007
                                          --------------         --------------
                                           (Unaudited)            (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $     382,106          $     734,558
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Depreciation                           205,234                192,416
         Amortization                             1,475                  1,431
         Inventory reserve                        9,000                  9,000
         Share-based Compensation                16,000                     -
         Share-based Consulting                  22,500                     -
         Provision for doubtful accounts            -                    5,000
         Gain on sale of equipment              (23,236)              (238,431)
         (Increase) decrease in assets:
            Accounts receivable, net            411,270                348,143
            Inventories                         348,763               (304,121)
            Taxes receivable                     (5,961)               (29,533)
            Prepaid expenses and other          116,241                 74,111
         Increase (decrease) in liabilities:
            Accounts payable                   (397,249)               286,432
            Deferred income taxes               109,224                     -
            Accrued expenses                    (95,154)                30,388
            Income taxes payable                    -                  416,092
            Accrued interest payable             (1,304)                  (153)
                                          --------------         --------------
Net cash provided by
      operating activities                    1,098,909              1,525,333
                                          --------------         --------------

Cash Flows from Investing Activities:
   Purchase of equipment                        (59,343)               (68,573)
   Purchase of intangible assets                 (4,295)                    -
   Proceeds from sale of equipment               (7,000)                   995
                                          --------------         --------------
Net cash used in investing activities           (70,638)               (67,578)
                                          --------------         --------------

Cash Flows from Financing Activities:
   Payments on bank notes payable              (196,338)              (149,057)
   Bank Line of Credit                         (250,000)                    -
   Purchases of Treasury Stock                 (570,000)                    -
                                          --------------         --------------
Net cash used in
      financing activities                   (1,016,338)              (149,057)
                                          --------------         --------------

Net increase in cash and
   cash equivalents                              11,933              1,308,698

Cash and cash equivalents, beginning of
   period                                       194,577                454,848
                                          --------------         --------------

Cash and cash equivalents, end of
   period                                 $     206,510          $   1,763,546
                                          ==============         ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                              Three Months Ended December 31,
                                               2008                   2007
                                          --------------         --------------
                                           (Unaudited)            (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $      86,864        $     89,436
                                          ==============       ==============

      Income taxes                        $          -         $     29,533
                                          ==============       ==============

Supplemental schedule of non-cash investing and financing activities:

  Acquisition of common stock
     from sale of property,
     plant, and equipment                 $          -         $  2,581,636
                                          ==============       ==============
  Issuance of common stock for
     payment of CEO bonus                 $          -         $     25,000
                                          ==============       ==============

  Issuance of stock and Options
     for payment of CEO                   $      16,500        $         -
                                          ==============       ==============

  Issuance of common stock for
     payment of consultant fees           $      22,500        $     91,500
                                          ==============       ==============
  Issuance of common stock for
     payment of director fees             $          -         $     11,000
                                          ==============       ==============





See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries Notes to Condensed Consolidated Financial Statements Three Months Ended December 31, 2008 and 2007
(Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2008 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2008.

2. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method. The major components of inventories at December 31, 2008 are summarized as follows:

Raw materials                              $   2,284,037
Work in progress                                 213,823
Finished goods                                 2,242,065
                                           --------------
   Total inventories                       $   4,739,925
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

4. Accrued Expenses:

The major components of accrued expenses at December 31, 2008 are summarized as follows:

Distributor rebate payable                 $      41,449
Accrued salaries and related benefits            317,291
Accrued warranty expense                          50,000
Accrued real estate tax                          153,229
Royalties payable                                  9,061
Accrued director fees                              7,500
Other                                             47,523
                                           --------------
   Total accrued expenses                  $     626,053
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

6. Sale-Leaseback Transaction - Operating Lease:

On November 14, 2007, the company entered into a sale-leaseback arrangement. Under the arrangement, the company sold its Milford facility land and buildings, along with certain other pieces of equipment, to its founder and his wife for 1,410,730 shares of the Company's common stock. The leaseback has been accounted for as an operating lease with a three year term. $485,695 of the total gain of $724,795 was initially deferred. As of December 31, 2008, $319,171 of the gain is left to be amortized to income in proportion to lease expense over the term of the lease. The required minimum lease payments are $185,104 per year for three years from the inception of the lease.

7. Stock Buyback Transaction:

The company acquired 747,250 shares of its own stock at an average cost of $.72 per share price for a total cost of $570,000 in cash during the quarter ending December 31, 2008.

8. Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended December31, 2008 and 2007:

For the three months
                                        ended December 31, 2008
                                  -----------------------------
                               Income        Shares        Per-share
                            (numerator)   (denominator)     amount
                                 -------------------------------

Basic EPS
Income available to common
     stockholders           $  382,106      5,687,818     $  0.07

Effect of Dilutive Securities
Warrants                          -               -

Diluted EPS
Income available to common
     stockholders          $   382,106      5,687,818     $  0.07
                             =========      =========      ========

                                       For the three months
                                        ended Dec 31, 2007
                                  -----------------------------
                               Income        Shares        Per-share
                            (numerator)   (denominator)     amount
                                 -------------------------------

Basic EPS
Income available to common
     stockholders           $  734,558      6,645,647       $  0.11

Effect of Dilutive Securities
Warrants                          -               -

Diluted EPS
Income available to common
     stockholders          $   734,558       6,645,647      $  0.11
                             =========      =========      ========




9. Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf cars, light-duty trailers, and lawn mowers. Weekend Warrior is engaged in the design, assembly, and sale of ATV and utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, and a newly patented universal plow system. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2008.

The following is a summary of certain financial information related to the four segments during the three months December 31, 2008 and 2007:

ATV ACCESSORIES - Three Months Ended December 31, 2008 and 2007

                      Three Months    Three Months    Increase      Increase
                     Ended Dec 31,   Ended Dec 31,   (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $   4,094,462    $ 4,224,679     $ (130,217)    (3.08%)
Cost of goods sold   $   1,925,186    $ 1,751,875     $   173,311     9.89%
Gross profit         $   2,169,276    $ 2,472,804     $ (303,527)   (12.27%)
Gross profit %               53.0%          58.5%                     (5.5%)


PLASTIC WHEEL COVERS - Three Months Ended Dec 31, 2008 and 2007

                      Three Months    Three Months    Increase      Increase
                     Ended Dec 31,   Ended Dec 31,   (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $   109,117      $   420,687      $ (311,570)    (74.0%)
Cost of goods sold   $    39,649      $   169,192      $ (129,543)    (76.5%)
Gross profit         $    69,468      $   251,495      $ (182,027)    (72.3%)
Gross profit %             63.7%            59.8%                       3.9%


WEEKEND WARRIOR - Three Months Ended Dec 31, 2008 and 2007

                      Three Months    Three Months    Increase      Increase
                     Ended Dec 31,   Ended Dec 31,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $     73,829     $     80,068     $  (6,239)    (7.79%)
Cost of goods sold   $     60,388     $     41,797     $   18,591     44.5%
Gross profit         $     13,441    $      38,271     $ (24,830)    (64.9%)
Gross profit %              18.2%           47.8%                    (29.6%)


CONTRACT MANUFACTURING - Three Months Ended Dec 31, 2008 and 2007

                      Three Months    Three Months    Increase      Increase
                     Ended Dec 31,   Ended Dec 31,   (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $   296,599      $   455,893      $(159,294)     (34.9%)
Cost of goods sold   $   192,613      $   192,980      $    (367)       (.2%)
Gross profit         $   103,986      $   262,913      $(158,927)     (60.4%)
Gross profit %             35.1%            57.7%                     (22.6%)

The following is a summary of the Company's revenue in different geographic areas during the three months ended December 31, 2008 and 2007:

GEOGRAPHIC REVENUE - Three Months Ended Dec 31, 2008 and 2007

                      Three Months    Three Months    Increase      Increase
                     Ended Dec 31,   Ended Dec 31,  (Decrease)    (Decrease)
 Country                  2008             2007          $             %
                     --------------------------------------------------------
United States        $  3,887,605     $  4,540,560    $  (652,955)    (14.3%)
All Other Countries  $    446,009     $    460,998    $  ( 14,989)    ( 3.2%)



As of December 31, 2008, all of the Company's long-lived assets are located in the United States of America.
ATV Accessories sales to major customers which exceeded 10% of net revenues, accounted for approximately 30.4% and 15.0% of net revenue for three months ending December 31, 2008 and approximately 23.8% and
10.0% of revenue for three months ending December 31, 2007.   Plastic
Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the three months ended December 31, 2008 or 2007

10. Stock Based Compensation:

During the quarter ended December 31, 2008, the Company adopted Statement on Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.

The Company adopted SFAS No. 123(R) using the modified prospective method of transition which requires compensation expense related to share based payments to be recognized beginning on the adoption date over the requisite service period, generally the vesting period, and over the remaining service period for the unvested portion of awards granted prior.

The June 2008 President's Executive Employment Agreement provides for the grant of 50,000 shares of stock in the Company, vesting over a three year period. At the end of the first and second full year of employment, the President shall become vested in and receive 16,666 shares of stock each year. At the completion of the President's third full year of employment, he shall become vested in and receive the final 16,668 shares of stock. Total compensation expense recognized during the three month period ended December 31, 2008 as $4,400 net of income tax benefit in the amount of $2,200. As of December 31, 2008, there was $61,875 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a three year period.

The President is further offered stock options to acquire an additional 500,000 shares of stock in the Corporation at the closing price on the date employment comenced, $1.68 per share, which option shall run for a period of 3 years. This option may be exercised by the President paying to the Corporation the exercise price multiplied by the number of shares he wishes to exercise at that time. At any time during the first 3 years of employment, this option may be exercised in full or in part. Any portion of this option which has not been exercised on the third anniversary of the commencement date of the Executive Employment Agreement will lapse and no longer be an obligation of the Corporation. Stock shall be restricted and contain the appropriate legend noting its restriction.

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

The following assumptions were utilized to estimate the fair value of the Company's stock option awards during the three-month periods ended December 31, 2008 and 2007:

                                    Three months ended December 31,

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

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options of approximately $6,200, net of a tax benefit in the amount of $2,900, and net of estimated forfeitures, for the three-month period ended December 31, 2008. The Company recognized the full amount of the stock- based employee compensation expense of its equity incentive plans in the consolidated statements of operations for the three-month period ended December 31, 2008 and did not capitalize any such costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs. The weighted-average grant-date fair value per share of options granted during the three-month period ended December 31, 2008 was $0.219 per share. No options were granted for the three month period ended December 31, 2007.

The following table lists stock option activity for the three-month period ended December 31, 2008:

Outstanding at September 30, 2008     -        $    -           $     -

Granted             500,000     $   1.68       $ 840,000        $     -
Exercised                       $    -         $    -                 -
Canceled            -           $    -         $    -                 -

Outstanding at December 31, 2008
                    500,000     $   1.68       $ 840,000        $     -
Options vested
and exercisable at Dec. 31, 2008
                    500,000     $   1.68       $ 840,000        $     -

As of December 31, 2008, there was $47,125 of total compensation cost related to this stock option arrangement granted under the plan. The cost is expected to be recognized over a three year period.
Prior to the adoption of SFAS No. 123(R), the company maintained an employment agreement with their former CEO which provides for $100,000 in restricted Company common stock with 25% issued upon the first day of employment and 25% issued each anniversary date for the next three years as an employment bonus. The value of the entire restricted stock award was determined by the closing price, $2 per share, on the Presidents first day of employment. As of December 31, 2008, there were no remaining compensation costs to be recognized under the plan due to his leaving the company. There is however 12,500 shares to be issued on September 18, 2009.

Stock-based compensation expense related to stock options and restricted shares recorded in the Company's condensed consolidated statements of operations was allocated as follows:

                          Three months ended December 31,
                                 2008          2007
                          ----------------------------
Cost of Sales               $       -     $      -

Selling, General and
Administrative Expense      $    16,000   $      -

Research and Development
Expense                     $      -      $      -
-----------   -----------      ----------       ------

Stock-Based Compensation
Expense before Income Tax   $    16,000   $      -

Less:  Income Tax Benefit   $     5,760   $      -
                            -----------   ------------
Net Stock-Based
Compensation Expense
after Income Tax            $    10,240   $      -



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiaries (the "Company") and should be read in conjunction with our consolidated financial statements as of September 30, 2008, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-KSB for the year ended September 30, 2008.

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

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

Accounts Receivable - Trade credit is generally extended to customers on a short-term basis. These receivables do not bear interest, although a finance charge may be applied to balances more than 30 days past due. Trade accounts receivable are carried on the books at their estimated collectible value. Individual trade accounts receivable are periodically evaluated for collectability based on past credit history and their current financial condition. Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

Inventories - The Company values its inventory at the lower of cost or market. Cost is determined using the weighted average cost method.

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



Accounting for Income Taxes - The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At December 31, 2008, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

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

The Company adopted the provisions of FIN 48 on October 1, 2007. At December 31, 2008, no uncertain positions were identified. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expense on the condensed consolidated statement of income.

OVERALL RESULTS OF OPERATIONS - Three Months Ended December 31, 2008
and 2007
                      Three Months    Three Months    Increase      Increase
                     Ended Dec. 31,   Ended Dec. 31,  (Decrease)   (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $   4,333,614    $   5,001,559    $ -667,945    (13.4%)
Cost of goods sold   $   2,917,578    $   2,986,229    $   68,651       2.3%
Gross profit         $   1,416,036    $   2,015329    $   599,293    (29.7%)
Gross profit %              32.7%            40.3%                    (7.6%)

The decrease in revenues for the three months ended December 31, 2008 was mainly attributable to our ATV accessories business segment, which had a decrease in sales of approximately 13% this quarter compared to the same quarter last year, as well as a decline in our Plastic Wheel Cover segment. The decrease in gross profit as a percentage of revenue was mainly attributable to an increase in raw material costs. The company experienced significant increases in the costs of raw steel and metal purchased parts. While the company implemented a significant price increase of its own, the full increase was not able to be realized within our two business segments that utilize steel as a raw material, ATV accessories and Contract Manufacturing. To remain competitive and maintain, or grow market share, the company was not able to pass on the full price increase to its distributors and customers. As the company continues to implement its business plan, Cycle Country is starting to become known for more than just snowplow blades. Our business plan places major emphasis on aggressively developing new products, new markets, and product innovations to vigorously grow revenues and reduce our seasonality.

                      Three Months    Three Months    Increase      Increase
                     Ended Dec. 31,   Ended Dec. 31,  (Decrease)   (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Selling, general
and administrative
expenses             $   883,982    $  1,025,251     $ (141,269)      (13.8%)

As a percentage of revenue, selling, general, and administrative expenses were 20.4% for the three months ended December 31, 2008 compared to 20.5% for the three months ended December 31, 2007. The significant changes in operating expenses for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 were;

                                  Increase             Increase
                                 (Decrease)           (Decrease)
                                    $                     %

Salaries                         $   (11,264)             (4%)
Advertising                      $   (84,480)          (84.2%)
Commissions                      $   (27,249)          (66.2%)
Warranty                         $    (3,874)          (17.9%)
Other professional fees          $    22,308           265.9%
Lease expense                    $    21,239              88%


Salaries decreased for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. The decrease in commission expense was a result of the decrease in revenues during the first quarter of fiscal 2009 in the ATV Accessories business segment. Warranty expense increased for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. Other professional fees increased for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, due to additional consulting work related to the Company's Sarbanes-Oxley Act compliance initiatives. The increase in lease expense was due to the sale and subsequent leasing back of the Company's Milford facility, as described elsewhere in this filing.



                     Three Months    Three Months    Increase      Increase
                     Ended Dec. 31,   Ended Dec. 31, (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                 $     684      $    11,423     $   (10,793)   (94.0%)
Gain on sale of assets $  38,216      $   238,432     $  (200,216)   (83.9%)
Interest expense       $  85,560      $    89,283     $   (3,723)     (4.2%)

The decrease in interest and miscellaneous income was primarily due to a decrease in interest income of approximately $8,900. The gain on sale of assets decrease of approximately $200,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 was due to the Company having sold its Milford facility and certain other assets in the prior year. Interest expense decreased as the principal balance on the bank notes continues to decrease. Interest expense will decrease in the second quarter of fiscal 2009 as the principal balances continue to decrease under fixed rate notes going forward.

Looking ahead to the second quarter of fiscal 2009, we project growth in revenues as new products, new markets, and effective marketing initiatives continue to be the focus of management and the entire Company. The company anticipates gross profits will be within the range of 25% to 30% of revenue as profitability will continue to be impacted by raw steel and other metal parts. Management has, and will, continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible and will pass as much of the net input costs increases on to its customers as possible. Remaining competitive in the markets we are in and maintaining our strong market shares within those markets may hinder management's ability to pass on the full amount of our net input costs increases. We project selling, general and administrative expenses during the remainder of fiscal 2009 to be 20-25% of total revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing the efficiencies the recently implemented new accounting and manufacturing software provides us, all while maintaining a consistent level of administrative support.


BUSINESS SEGMENTS

As more fully described in Note 9 to the Condensed Consolidated Financial Statements included elsewhere in this filing, the Company operates four reportable business segments: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV accessories is vertically integrated and utilizes a two-step distribution method, we are vertically integrated in our Plastic Wheel Cover segment and utilize both direct and two-step distribution methods, Weekend Warrior utilizes a single-step distribution method, and our Contract Manufacturing segment deals directly with other OE manufacturers and businesses in various industries.


ATV ACCESSORIES - Three Months Ended December 31, 2008 and 2007
                      Three Months    Three Months    Increase      Increase
                     Ended Dec 31,   Ended Dec 31,   (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $   4,094,462    $ 4,224,679     $ (130,217)    (3.08%)
Cost of goods sold   $   1,925,186    $ 1,751,875     $   173,311     9.89%
Gross profit         $   2,169,276    $ 2,472,804     $ (303,527)   (12.27%)
Gross profit %               53.0%          58.5%                     (5.5%)

The decrease in ATV Accessories revenue for the first quarter of fiscal 2009 reflects the continued growth of our blade sales but with some decline in sales of our parts categories compared to the prior year. There was a minor decrease in gross profit as a percentage of revenue, which was mainly attributable to an increase in raw material costs. The company experienced significant increases in the costs of raw steel and metal purchased parts. While the company implemented a significant price increase of its own, the full increase was not able to be realized within this business segment due to existing market conditions. To remain competitive and to maintain, or grow market share, the company was not able to pass on the full price increase to its distributors. Management has, and will, continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible and will pass as much of the net input costs increases on to its customers as possible going forward. Remaining competitive in the ATV Accessory market and maintaining our strong market share within this market may hinder management's ability to pass on the full amount of our net input costs increases.

PLASTIC WHEEL COVERS - Three Months Ended Dec 31, 2008 and 2007

                      Three Months    Three Months    Increase      Increase
                     Ended Dec 31,   Ended Dec 31,   (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $   109,117      $   420,687      $ (311,570)    (74.0%)
Cost of goods sold   $    39,649      $   169,192      $ (129,543)    (76.5%)
Gross profit         $    69,468      $   251,495      $ (182,027)    (72.3%)
Gross profit %             63.7%            59.8%                       3.9%

The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs. Management is also pursuing and evaluating new markets that our plastics division can produce parts for to further broaden and grow this business segments revenue.

WEEKEND WARRIOR - Three Months Ended Dec 31, 2008 and 2007
                      Three Months    Three Months    Increase
Increase
                     Ended Dec 31,   Ended Dec 31,  (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $     73,829     $     80,068     $  (6,239)    (7.79%)
Cost of goods sold   $     60,388     $     41,797     $   18,591     44.5%
Gross profit         $     13,441    $      38,271     $ (24,830)    (64.9%)
Gross profit %              18.2%           47.8%                    (29.6%)

The decrease in revenues was attributable to a decrease in sales to national retail customers. The decrease in gross profit is due to manufacturing variances generated by increased input costs and inventory adjustments. Management, under the direction of the new President, has totally revamped and revised the Weekend Warrior business model. Looking forward, management anticipates revenue to once again grow quarter over quarter as the revised business model is implemented during the next few fiscal quarters.

CONTRACT MANUFACTURING - Three Months Ended Dec 31, 2008 and 2007

                      Three Months    Three Months    Increase      Increase
                     Ended Dec 31,   Ended Dec 31,   (Decrease)    (Decrease)
                        2008             2007          $             %
                     --------------------------------------------------------
Revenue              $   296,599      $   455,893      $(159,294)     (34.9%)
Cost of goods sold   $   192,613      $   192,980      $    (367)       (.2%)
Gross profit         $   103,986      $   262,913      $(158,927)     (60.4%)
Gross profit %             35.1%            57.7%                     (22.6%)

The decrease in revenue was due to a decrease in business with current customers. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will provide the company with a significant source of revenue in quarters traditionally slow for our main ATV Accessories business segment. Gross margin decreased as a percentage of revenue as significant increases in the costs of raw steel impacted the cost of materials for the quarter ended December 31, 2008. Management chose to honor the prices quoted to its customers in the early part of the fiscal quarter and then moved to repricing parts as raw steel costs failed to plateau or fall. Adjusting pricing to pass on the steel cost increases will take time as management's long standing procedures provide for repricing parts to customers on 90 day cycles. During the second quarter, much of the repricing should occur to allow the company to improve the gross margins for this business segment. However, just as is the case for the ATV Accessories business segment, market conditions for the Contract Manufacturing segment may not allow the company to pass on the full input costs increases to its customers as maintaining market share and remaining competitive within the geographic region the company competes for work in is key to the long term success of this business segment.

GEOGRAPHIC REVENUE - Three Months Ended Dec 31, 2008 and 2007

                      Three Months    Three Months    Increase      Increase
                     Ended Dec 31,   Ended Dec 31,  (Decrease)    (Decrease)
 Country                  2008             2007          $             %
                     --------------------------------------------------------
United States        $  3,887,605     $  4,540,560    $  (652,955)    (14.3%)
All Other Countries  $    446,009     $    460,998    $  ( 14,989)    ( 3.2%)

For the three months ended December 31, 2008, the Company experienced decreased revenue in both the U.S. markets, as well as internationally. The decrease in revenue in the U.S. was discussed above, and the decrease during in other countries was due to a decrease of sales in Europe.
Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations, built-up cash balances, and borrowings under our bank line of credit provided us with a significant source of liquidity during the first three months of Fiscal 2009.

Cash and cash equivalents were $206,510 as of December 31, 2008, compared to $194,577 as of September 30, 2008. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

In the three months ended December 31, 2008, we made approximately $59,343 in capital expenditures, received approximately $7,000 from the sale of capital equipment, and paid approximately $196,000 of long-term debt principal. By the end of fiscal 2009 management expects total capital expenditures to approximate $200,000.

Working Capital

Net working capital was $5,483,508 at December 31, 2008, compared to $5,531,103 at September 30, 2008. The decrease in working capital was primarily due to the net change in sales and gross margins.

Liquidity and Capital Resources


                         Balance        Balance     Increase/   Percent
                      Dec 31, 2008   Sep. 30, 2008  (Decrease)   Change
-----------------------------------------------------------------------------
Cash and cash
equivalents           $    206,510    $  194,576      $   11,934     6.1%
Accounts
receivable            $  2,524,378    $ 2,935,647     $ (411,269)  (14.0%)
Inventories           $  4,739,925    $ 5,110,499     $ (370,574)   (7.3%)
Prepaid expenses      $    106,679    $   209,617     $ (102,938)  (19.1%)
Deferred income tax   $   433,886     $   345,920     $   87,966    25.4%
Accounts payable      $    180,030    $   577,278     $ (397,249)  (68.8%)
Accrued expenses      $    626,053    $   725,082     $  (99,029)  (13.7%)
Bank line of credit   $    750,000   $  1,000,000     $ (250,000)  (25.0%)
Current portion of
Bank notes payable    $    823,437    $   811,053     $   12,384     1.5%
Current portion of
deferred gain         $    166,524    $   166,524     $     -        0.0%


Long-Term Debt

       On May 13, 2008, the Company and its commercial lender modified the original secured credit agreement dated August 21, 2001. Under the terms of the modification agreement to the secured credit agreement, Note One and Note Two were modified to change their fixed interest rates from 7.375% per annum to 6.125% per annum. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two were amended. The Notes, going forward, are payable in monthly installments from August 2008 until April 2017, for Note One and until April 2011, for Note Two, which include principal and interest (6.125% as of December 31, 2008, and 7.375% as of December 31, 2007) for Note One and principal and interest (6.125% as of December 31, 2008, and 7.375% as of December 31, 2007) for Note Two, with a final payment upon maturity on April 25, 2017, for Note One and April 25, 2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $33,449 and $42,049 for Note One and Note Two, respectively. At December 31, 2008 and 2007, $2,833,679 and $3,050,952, respectively, were outstanding for Note One and $1,089,800 and $1,517,447, respectively, were outstanding for Note Two. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below.

       On May 13, 2008, the Company and its commercial lender entered into a note payable agreement. Under the terms of the Note, the Note is payable in monthly installments from May 2008 until April 2013, which includes principal and interest (6.125% as of December 31, 2008), with a final payment upon maturity on April 25, 2013. The interest rate is fixed for the term of the Note. The monthly payment is $14,567. At December 31, 2008, $662,761 was outstanding. The Note is collateralized by the company's new 4000 watt laser cutting system asset.

Line of Credit

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (5.5% at December 31, 2008) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matures on December 31, 2008. At December 31, 2008, $750,000 was outstanding on the Line of Credit and there was no balance outstanding on the Line of Credit as of December 31, 2007. The line was extended by agreement between the Company and the bank for a period of 60 days.

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

Warrants

       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the three months ended December 31, 2008, none of the 40,000 warrants were exercised. The proceeds, if exercised, are to be applied to the outstanding balance on the Notes.

Capital Resources

 	Consistent with normal practice, management believes that the Company's operations are not expected to require significant capital expenditures during fiscal year 2009. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations and capital expenditure requirements, non-inclusive of any major capital investment that may be considered, for at least the next six months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.


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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2009.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Jeffrey M. Tetzlaff
             ---------------------------------
		Jeffrey M. Tetzlaff
		Principal Executive Officer,
                President, and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2009.


By:	/s/ Jeffrey M Tetzlaff		Principal Executive Officer, President
     ----------------------------
	Jeffrey M. Tetzlaff 		 and Director


By:     /s/ Robert Davis                 Principal Financial Officer and
     ----------------------------
        Robert Davis                     Principal Accounting Officer


By:     /s/ F.L. Miller                 Director
     ----------------------------
	F.L. Miller


By:	/s/ L.G. Hancher Jr.		Director
     ----------------------------
        L.G. Hancher Jr.


By:	/s/ Rod Simonson		Director
     ----------------------------
	Rod Simonson


By:     /s/ Alan Bailey                 Director
     ----------------------------
	Alan Bailey