Form 10-Q/A
period 2008-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2009-03-24
CIK 1157758

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q/A



         (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
OF 1934

For the transition period from ________ to ________


                      Commission file number: 001-31715



                       Cycle Country Accessories Corp.
---------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


               Nevada                            42-1523809
 ---------------------------------    -------------------------------
  (State or other jurisdiction of    (IRS Employer Identification No.)
    incorporation or organization)




         1701 38th Ave W, Spencer, Iowa            51301
---------------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)


                                (712) 262-4191
---------------------------------------------------------------------
          (Registrant's telephone number, including Area Code)


---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer" and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer [ ]   Accelerated filer [ ]
Non-accelerated filer [ ]     Smaller reporting company [X]


The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of December 31, 2008 was 6,022,307 and there were 349 stockholders of record.


EXPLANATORY NOTE:

This amended quarterly report is being filed in order to: (a) correct two line items that were mislabeled in the "Liabilities and Stockholders' Equity" section of our balance sheet, (b) report that maturity on the Company's Line of Credit has been extended to June 1, 2009 and (c) submit the quarterly report on Form 10-Q using the scaled disclosure requirements available for Smaller Reporting Companies.

Other than as set forth above, the information contained in this Form 10-Q/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed, as necessary, in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of our quarterly report.

Cycle Country Accessories Corp.
Index to Form 10-Q/A



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


         Condensed Consolidated Balance Sheet - December 31, 2008.......2


         Condensed Consolidated Statements of Income - Three Months
         Ended December 31, 2008 and 2007...............................3


         Condensed Consolidated Statements of Cash Flows -
         three Months Ended December 31, 2008 and 2007..................5


         Notes to Condensed Consolidated Financial Statements...........7



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................13


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....25

Item 4T. Controls and Procedures........................................25


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


Signatures..........................................................27

Part I   Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
December 31, 2008
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                                     $     206,510
   Accounts receivable, net                                          2,524,378
   Inventories                                                       4,739,925
   Income taxes receivable                                              20,741
   Deferred income taxes                                               433,886
   Prepaid expenses and other                                          106,679
                                                                 --------------
            Total current assets                                     8,032,119
                                                                 --------------

Property, plant, and equipment, net                                 11,292,082
Intangible assets, net                                                 201,999
Goodwill                                                             4,890,146
Other assets                                                            26,500
                                                                 --------------
            Total assets                                         $  24,442,846
                                                                 ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                             $     180,030
    Accrued interest payable                                             2,567
    Accrued expenses                                                   626,053
    Notes payable - Line of Credit                                     750,000
    Current portion of bank notes payable                              823,437
    Current portion of deferred gain                                   166,524
                                                                 --------------
           Total current liabilities                                 2,548,611
                                                                 --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                         3,762,802
    Deferred gain, less current portion                                152,647
    Deferred income taxes                                            2,558,002
                                                                 --------------
                  Total liabilities                                  9,022,062
                                                                 --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                          -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 7,483,037 shares issued and
       outstanding                                                         748
    Additional paid-in capital                                      14,767,833
    Retained earnings                                                3,803,839
                                                                 --------------
                                                                    18,572,420
    Treasury stock, at cost, 2,157,980 shares                       (3,151,636)
                                                                 --------------
           Total stockholders' equity                               15,420,784
                                                                 --------------
Total liabilities and stockholders' equity                       $  24,442,846
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


For the three months ended December 31, 2008, the Company experienced decreased revenue in both the U.S. markets, as well as internationally. The decrease in revenue in the U.S. was discussed above, and the decrease in other countries was due to a decrease of sales in Europe.


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

Line of Credit


       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (5.5% at December 31, 2008) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. The Line of Credit matured on December 31, 2008. At December 31, 2008, $750,000 was outstanding on the Line of Credit and there was no balance outstanding on the Line of Credit as of December 31, 2007. The line was extended by agreement between the Company and the bank for a period of 60 days, which was subsequently extended to June 1, 2009.



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



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) within the fiscal quarter to which this report relates or in other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.





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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2009.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Jeffrey M. Tetzlaff
             ---------------------------------
		Jeffrey M. Tetzlaff
		Principal Executive Officer,
                President, and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2009.


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