Form 10-Q
period 2009-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2009-05-15
CIK 1157758

QUARTERLY REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q


         (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT OF 1934

For the transition period from ________ to ________


                      Commission file number: 001-31715



                       Cycle Country Accessories Corp.
---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


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


                                (712) 262-4191
---------------------------------------------------------------------
                        (Registrant's telephone number)


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant
was required to submit and post such files). Yes  [X]   No [ ]

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

(Check one):

Large accelerated filer [ ]   Accelerated filer [ ]
Non-accelerated filer [ ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's common stock, par value
$0.0001 per share, outstanding as of March 31, 2009 was 5,327,143 and there were 309 stockholders of record.

Cycle Country Accessories Corp.
Index to Form 10-Q


Part I   Financial Information                                     Page
                                                                   ----

Item 1.  Financial Statements (Unaudited)


Condensed Consolidated Balance Sheet - March 31, 2009                2


Condensed Consolidated Statements of Income - Three Months
Ended March 31, 2009 and 2008                                        3

Condensed Consolidated Statements of Income - Six Months
Ended March 31, 2009 and 2008                                        4

Condensed Consolidated Statements of Cash Flows - Six Months
Ended March 31, 2009 and 2008                                        5


Notes to Condensed Consolidated Financial Statements                 7



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

Item 4.  Submission of Matters to a Vote of Security Holders........26

Item 5.  Other Information..........................................26

Item 6.  Exhibits ..................................................26


Signatures..........................................................27

Part I   Financial Information


Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2009
(Unaudited)

                                     Assets

Current Assets:


   Cash and cash equivalents                             $     477,571
   Accounts receivable, net                                    362,393
   Inventories                                               4,609,729
   Income taxes receivable                                     204,490
   Deferred income taxes                                       548,933
   Prepaid expenses and other                                  168,288
                                                        --------------
            Total current assets                             6,371,404
                                                        --------------

Property, plant, and equipment, net                         11,132,214
Intangible assets, net                                         184,491
Goodwill                                                     4,890,146
Other assets                                                    44,375
                                                        --------------
            Total assets                                 $ 22,622,630
                                                        ==============


                       Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                     $     194,695
    Accrued interest payable                                     5,220
    Accrued expenses                                           510,608
    Current portion of bank notes payable                      848,095
    Current portion of deferred gain                           166,524
                                                        --------------
           Total current liabilities                         1,725,142
                                                        --------------
Long-Term Liabilities:
    Bank notes payable, less current portion                 3,535,246
    Deferred gain, less current portion                        111,016
    Deferred income taxes                                    2,558,002
                                                        --------------
                  Total liabilities                          7,929,406
                                                        --------------
Stockholders' Equity:
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; no shares issued or outstanding                   -
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 5,327,143 shares issued and
       5,327,143 outstanding                                       748
    Additional paid-in capital                              14,789,832
    Retained earnings                                        3,054,280
                                                        --------------
                                                            17,844,860
    Treasury stock, at cost, 2,157,980 shares              (3,151,636)
                                                        --------------
           Total stockholders' equity                       14,693,224
                                                        --------------
Total liabilities and stockholders' equity               $  22,622,630
                                                        ==============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                              Three Months Ended March 31,
                                               2009                     2008
                                         --------------         --------------
                                           (Unaudited)            (Unaudited)
Revenues:
 Net sales                                $  1,583,236          $ 3,891,738
 Freight income                                 28,016               19,946
                                          --------------       --------------
       Total revenues                        1,611,252            3,911,684
                                          --------------       --------------
Cost of goods sold                          (1,692,352)          (2,374,966)
                                          --------------       --------------
       Gross profit                            (81,100)            1,536,718
                                          --------------       --------------
Selling, general, and administrative
   expenses                                    (936,936)          (1,162,675)
                                          --------------       --------------
      Income (Loss) from operations         (1,018,036)             374,043
                                          --------------       --------------
Other Income (Expense):
  Interest expense                            (101,634)             (80,111)
  Interest income                                   829                7,686
  Gain on sale of assets                         41,498               42,157
  Miscellaneous                                   3,092               34,189
                                          --------------       --------------
      Total other income (expense)              (56,216)               3,921
                                          --------------       --------------
Income (Loss) before provision (benefit)
         for income taxes                    (1,074,252)             377,964
                                          --------------      --------------
Provision (benefit) for income taxes            324,692             (146,064)
                                          --------------      --------------
      Net income (loss)                        (749,560)             231,900
                                          ==============       ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      5,327,143            6,006,415
                                          ==============       ==============
   Diluted                                    5,327,143            6,006,415
                                          ==============       ==============
Earnings per common share:
   Basic                                  $      (0.14)        $        0.04
                                          ==============       ==============
   Diluted                                $      (0.14)        $        0.04
                                          ==============       ==============


Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Income

                                              Six Months Ended March 31,
                                               2009                     2008
                                           (Unaudited)            (Unaudited)
					  --------------         --------------
Revenues:
 Net sales                                $   5,892,289          $  8,869,932
 Freight income                                  52,578                43,310
                                          --------------       --------------
       Total revenues                         5,944,867             8,913,242
                                          --------------       --------------
Cost of goods sold                           (4,609,930)          (5,361,194)
                                          --------------       --------------
       Gross profit                           1,334,937             3,552,048
                                          --------------       --------------
Selling, general, and administrative
   expenses                                  (1,820,919)           (2,187,927)
                                          --------------       --------------
      Income (loss) from operations            (485,982)           1,364,121
                                          --------------       --------------
Other Income (Expense):
  Interest expense                             (187,194)            (169,395)
  Interest income                                 1,512               17,318
  Gain on sale of assets                         79,714              280,589
  Miscellaneous                                   3,067               35,981
                                          --------------       --------------
      Total other income (expense)             (102,901)             164,493
                                          --------------       --------------
Income (loss) before provision (benefit)
         for income taxes                      (588,883)           1,528,614
                                          --------------      --------------
Provision (benefit) for income taxes            221,428             (562,157)
                                          --------------      --------------
      Net income (loss)                        (367,455)             966,457
                                          ==============       ==============
Weighted average shares of common
  stock outstanding:
   Basic                                      5,510,255            6,328,471
                                          ==============       ==============
   Diluted                                    5,510,255            6,328,471
                                          ==============       ==============
Earnings per common share:
   Basic                                  $      (0.07)        $      0.15
                                          ==============       ==============
   Diluted                                $      (0.07)        $      0.15
                                          ==============       ==============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                              Six Months Ended March 31,
                                               2009                   2008
                                          --------------       --------------
                                           (Unaudited)            (Unaudited)
Cash Flows from Operating Activities:
   Net income                             $    (367,455)         $   966,457
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
         Depreciation                           415,930              385,649
         Amortization                             2,951                2,906
         Inventory reserve                        9,000               18,000
         Share-based Compensation                32,000               24,999
         Share-based Consulting                  22,500               91,495
         Share-based Director Fees                6,000               11,000
         (Gain) on sale of equipment            (79,714)            (280,046)
         (Increase) decrease in assets:
            Accounts receivable, net          2,573,255            1,070,412
            Inventories                         491,770           (1,482,548)
         Taxes receivable                      (189,710)                  -
         Prepaid expenses and other              45,317             (228,640)
   Increase (decrease) in liabilities:
            Accounts payable                   (382,583)             472,538
            Deferred income taxes                (5,823)                  -
            Accrued expenses                   (210,603)             (80,312)
            Income taxes payable                    -                365,435
            Accrued interest payable              1,349                 (971)
                                          --------------        -------------
Net cash provided by
      operating activities                    2,364,184            1,336,373
                                          --------------        -------------

Cash Flows from Investing Activities:
   Purchase of equipment                       (109,814)           (250,642)
   Purchase of intangible assets                 (9,630)                  -
   Proceeds from sale of equipment                7,491               9,120
                                          --------------        -------------
Net cash used in investing activities          (111,953)           (241,522)
                                          --------------        -------------

Cash Flows from Financing Activities:
   Payments on bank notes payable              (399,237)           (306,621)
   Bank Line of Credit                       (1,000,000)                 -
   Purchases of Treasury Stock                 (570,000)                 -
                                          --------------        -------------
Net cash used in
      financing activities                   (1,969,237)           (306,621)
                                          --------------        -------------

Net increase in cash and
   cash equivalents                             282,994             788,230

Cash and cash equivalents, beginning of
   period                                       194,577             454,848
                                          --------------         ------------

Cash and cash equivalents, end of
   period                                 $     477,571          $ 1,243,078
                                          ==============         ============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                              Six Months Ended March 31,
                                               2009                   2008
                                          --------------       --------------
                                           (Unaudited)            (Unaudited)

Supplemental disclosures of cash flow information:

   Cash paid during the period for:

      Interest                            $     158,099        $     170,366
                                          ==============       ==============

      Income taxes                        $          -         $     196,722
                                          ==============       ==============

Supplemental schedule of non-cash investing and financing activities:

  Fixed assets in accounts payable        $          -         $      759,491
                                          ==============       ==============
  Acquisition of common stock
     from sale of property,
     plant, and equipment                 $          -         $   2,581,636
                                          ==============       ==============
  Issuance of common stock for
     payment of CEO bonus                 $          -         $      25,000
                                          ==============       ==============

  Issuance of stock and Options
     for payment of CEO                   $      32,000        $         -
                                          ==============       ==============

  Issuance of common stock for
     payment of consultant fees           $      22,500        $      91,500
                                          ==============       ==============
  Issuance of common stock for
     payment of director fees             $       6,000        $      11,000
                                          ==============       ==============

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries Notes to Condensed Consolidated Financial Statements Three Months Ended March 31, 2009 and 2008 (Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three months and six months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Except as otherwise noted in Item 4T., Controls and Procedures, (see below), it is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2008 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2008.

2. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method. The major components of inventories, net of the Inventory Reserve, as of March 31, 2009 are summarized as follows:

Raw materials				  $   1,730,642
Work in progress				149,449
Finished goods				      2,729,638
                                         --------------
   Total inventories              	  $   4,609,729
                                         ==============

3. Goodwill:

Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill arising from the Company's April 29, 2005 acquisition is not being amortized, in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets.

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

4. Accrued Expenses:

The major components of accrued expenses at March 31, 2009 are summarized as follows:



Accrued salaries and related benefits      $      333,890
Accrued warranty expense                           50,000
Accrued real estate tax                           112,539
Royalties payable                                   3,892
Accrued director fees                               1,500
Other                                               8,787
                                           --------------
   Total accrued expenses                  $      510,608
                                           ==============

5. Stock Redemption With Sale Of Property, Plant, and Equipment:
On November 14, 2007, the Company closed a transaction with its founder and his wife in which they purchased the Company's manufacturing plant located in Milford, Iowa. In return, the Company received all of the common equity owned by the founder and his wife, 1,410,730 shares. The acquired shares are being held as treasury stock. The value of the property was determined based upon an appraisal and discussions with two independent commercial realtors and the stock was valued using the stock's closing price on November 13, 2007.

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

6. Sale-Leaseback Transaction - Operating Lease:

On November 14, 2007, the Company entered into a sale-leaseback arrangement. Under the arrangement, the Company sold its Milford facility land and buildings, along with certain other pieces of equipment, to its founder and his wife for 1,410,730 shares of the Company's common stock. The leaseback has been accounted for as an operating lease with a three year term. $485,695 of the total gain of $724,795 was initially deferred. As of March 31, 2009, $277,540 of the gain is left to be amortized to income in proportion to lease expense over the term of the lease. The required minimum lease payments are $185,104 per year for three years from the inception of the lease.

7. Stock Buyback Transaction: The Company acquired 747,250 shares of its own stock at an average cost of $0.72 per share price for a total cost of $570,000, including brokerage fees, in cash during the quarter ending December 31, 2008. During the quarter ending March 31, 2009, the Company acquired no additional shares of its own stock.

8. Earnings Per Share:

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and six months ended March 31, 2009 and 2008:

					For the three months
                                      ended March 31, 2009
                                  -----------------------------
                           Income (Loss)     Shares        Per-share
                            (numerator)   (denominator)     amount
                                 -------------------------------

Basic EPS
Income (loss) available to common
     stockholders           $ (749,561)      5,327,143     $ (0.14)

Effect of Dilutive Securities
Warrants                          -               -

Diluted EPS
Income (loss) available to common
     stockholders           $ (749,561)      5,327,143     $ (0.14)
                              =========      =========      ========


                                       For the six months
                                        ended March 31, 2009
                                  -----------------------------
                           Income(Loss)      Shares        Per-share
                            (numerator)   (denominator)     amount
                                 -------------------------------

Basic EPS
Income (loss) available to common
     stockholders           $  (367,455)     5,510,255    $  (0.07)

Effect of Dilutive Securities
Warrants                          -               -

Diluted EPS
Income (loss) available to common
     stockholders          $   (367,455)     5,510,255    $  (0.07)
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

The following is a summary of certain financial information related to the four segments during the three months March 31, 2009 and 2008:

ATV ACCESSORIES - Three Months Ended March 31, 2009 and 2008

                      Three Months    Three Months    Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   1,175,325    $ 3,050,823     $(1,875,498)   (61.48%)
Cost of goods sold   $     905,881    $ 1,231,108     $ ( 325,227)   (26.42%)
Gross profit         $     269,444    $ 1,819,715     $(1,550,271)   (85.19%)
Gross profit %               22.9%          59.6%

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2009 and 2008

                      Three Months    Three Months    Increase     Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)   (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   180,042      $   400,770      $ (220,728)   (55.08%)
Cost of goods sold   $    75,386      $   200,479      $ (125,093)   (62.40%)
Gross profit         $   104,656      $   200,291      $  (95,635)   (47.74%)
Gross profit %             58.1%            49.9%


WEEKEND WARRIOR - Three Months Ended March 31, 2009 and 2008

                      Three Months    Three Months    Increase     Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)   (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $     25,134     $     37,139     $ (12,005)    (32.33%)
Cost of goods sold   $     21,991     $      9,689     $  12,302     126.97%
Gross profit         $      3,143     $     27,450     $ (24,305)    (88.55%)
Gross profit %              12.5%            73.9%


CONTRACT MANUFACTURING - Three Months Ended March 31, 2009 and 2008

                      Three Months    Three Months    Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   276,415      $   657,919      $(381,504)    (57.99%)
Cost of goods sold   $   190,016      $   401,215      $(211,199)    (52.64%)
Gross profit         $    86,399      $   256,704      $(170,305)    (66.34%)
Gross profit %             31.2%            39.0%


ATV ACCESSORIES - Six Months Ended March 31, 2009 and 2008

                      Six Months    Six Months        Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   5,269,787    $ 7,275,502     $ (2,005,715)  (27.57%)
Cost of goods sold   $   2,831,067    $ 2,982,983     $   (151,916)   (5.10%)
Gross profit         $   2,438,720    $ 4,292,519     $ (1,853,799)  (43.19%)
Gross profit %               46.2%          58.9%


PLASTIC WHEEL COVERS - Six Months Ended March 31, 2009 and 2008

                      Six Months    Six Months        Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   289,159      $   821,458      $ (532,299)   (64.80%)
Cost of goods sold   $   115,035      $   369,672      $ (254,635)   (68.88%)
Gross profit         $   174,124      $   451,786      $ (277,662)   (61.46%)
Gross profit %             60.2%            54.9%


WEEKEND WARRIOR - Six Months Ended March 31, 2009 and 2008

                      Six Months    Six Months       Increase      Increase
                     Ended Mar 31,   Ended Mar 31,  (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $     98,963     $    117,207     $ (18,244)   (15.57%)
Cost of goods sold   $     82,379     $     51,487     $  30,892     60.00%
Gross profit         $     16,584     $     65,720     $ (49,136)   (74.76%)
Gross profit %              16.7%            56.0%


CONTRACT MANUFACTURING - Six Months Ended March 31, 2009 and 2008

                      Six Months    Six Months       Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   573,014      $ 1,113,812      $(540,798)    (48.55%)
Cost of goods sold   $   382,629      $   594,195      $(211,566)    (35.60%)
Gross profit         $   190,385      $   519,617      $(329,232)    (63.36%)
Gross profit %             33.2%            46.6%


GEOGRAPHIC REVENUE

The following is a summary of the Company's revenue in different geographic areas during the three months and six months ended March 31, 2009 and 2008:

GEOGRAPHIC REVENUE - Three Months Ended March 31, 2009 and 2008

                      Three Months    Three Months    Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
 Country                  2009             2008          $             %
                     --------------------------------------------------------
United States        $  1,537,668     $  3,622,688    $(2,085,020)    (57.5%)
All Other Countries  $     73,584     $    288,996    $  (215,412)    (74.5%)


The following is a summary of the Company's revenue in different geographic areas during the six months ended March 31, 2009 and 2008:

GEOGRAPHIC REVENUE - Six Months Ended March 31, 2009 and 2008

                      Six Months    Six Months       Increase      Increase
                     Ended Mar 31,   Ended Mar 31,  (Decrease)    (Decrease)
 Country                  2009             2008          $             %
                     --------------------------------------------------------
United States        $  5,425,273     $  7,412,972    $(1,987,699)    (26.8%)
All Other Countries  $    519,594     $  1,164,872    $  (645,278)    (55.3%)



As of March 31, 2009, all of the Company's long-lived assets are located in the United States of America.

ATV Accessories sales to major customers which exceeded 10% of net revenues, accounted for approximately 15% of net revenue for three months ending March 31, 2009 and approximately 17% and 13% of revenue for three months ending March 31, 2008.

Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the three months ended March 31, 2009 or 2008

10. Stock Based Compensation:

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

The June 2008 President's Executive Employment Agreement provides for the grant of 50,000 shares of stock in the Company, vesting over a three year period. At the end of the first and second full year of employment, the President shall become vested in and receive 16,666 shares of stock each year. At the completion of the President's third full year of employment, he shall become vested in and receive the final 16,668 shares of stock. Total compensation expense recognized during the three month period ended March 31, 2009 was $4,400 net of income tax benefit in the amount of $2,200. As of March 31, 2009, there were $55,000 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a three year period.

The President is further offered stock options to acquire an additional 500,000 shares of stock in the Corporation at the closing price on the date employment commenced at $1.68 per share, which option shall run for a period of 3 years. This option may be exercised by the President paying to the Corporation the exercise price multiplied by the number of shares he wishes to exercise at that time. At any time during the first 3 years of employment, this option may be exercised in full or in part. Any portion of this option which has not been exercised on the third anniversary of the commencement date of the Executive Employment Agreement will lapse and no longer be an obligation of the Corporation. Stock shall be restricted and contain the appropriate legend noting its restriction.

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

The following assumptions were utilized to estimate the fair value of the Company's stock option awards during the three-month periods ended March 31, 2009 and 2008:

                                    Three months ended March 31,

                                    2009                   2008

                                ---------------        --------------
Expected stock price volatility      40%                     -
Risk-free interest rate               3%                     -
Expected life of options              3 yrs                  -
Expected annual dividends             0%                     -

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

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options of approximately $6,200, net of a tax benefit in the amount of $2,900, and net of estimated forfeitures, for the three-month period ended March 31, 2009. The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the consolidated statements of operations for the three-month period ended March 31, 2009 and did not capitalize any such costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs. The weighted-average grant-date fair value per share of options granted during the three-month period ended March 31, 2009 was $.219 per share. No options were granted for the three month period ended March 31, 2008.

The following table lists stock option activity for the three-month period ended March 31, 2009:

Outstanding at December 31, 2008     -         $    -           $     -

Granted             500,000     $   1.68       $ 840,000        $     -
Exercised                       $    -         $    -                 -
Canceled            -           $    -         $    -                 -

Outstanding at March 31, 2009
                    500,000     $   1.68       $ 840,000        $     -
Options vested
and exercisable at March 31, 2009
                    500,000     $   1.68       $ 840,000        $     -

As of March 31, 2009, there was $38,000 of total unrecognized compensation cost related to this stock option arrangement granted under the plan. The cost is expected to be recognized over the next two year period.

Prior to the adoption of SFAS No. 123(R), the Company maintained an employment agreement with their former CEO which provides for $100,000 in restricted Company common stock with 25% issued upon the first day of employment and 25% issued each anniversary date for the next three years as an employment bonus. The value of the entire restricted stock award was determined by the closing price, $2 per share, on the Presidents first day of employment. As of March 31, 2009, there were no remaining compensation costs to be recognized under the plan due to his leaving the Company. There are however 12,500 shares to be issued on September 18, 2009.

Stock-based compensation expense related to stock options and restricted shares recorded in the Company's condensed consolidated statements of operations was allocated as follows:

                          Three months ended March 31,
                                 2009          2008
                          ----------------------------
Cost of Sales               $       -     $      -

Selling, General and
Administrative Expense      $    16,000   $      -

Research and Development
Expense                     $      -      $      -
-----------   -----------      ----------       ------

Stock-Based Compensation
Expense before Income Tax   $    16,000   $      -

Less:  Income Tax Benefit   $     5,760   $      -
                            -----------   ------------
Net Stock-Based
Compensation Expense
after Income Tax            $    10,240   $      -



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

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value. The Company has reviewed the goodwill recorded at March 31, 2009 and found no impairment.

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

Accounting for Income Taxes - The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure for the Company together with assessing temporary differences resulting from differing treatment of items, such as property, plant and equipment depreciation, for tax and accounting purposes. Actual income taxes could vary from these estimates due to future changes in income tax law or results from final tax exam reviews. At March 31, 2009, the Company assessed the need for a valuation allowance on its deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

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

The Company adopted the provisions of FIN 48 on October 1, 2007. At March 31, 2009, no uncertain positions were identified. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expense on the condensed consolidated statement of income.



OVERALL RESULTS OF OPERATIONS

			 Three Months Ended March 31, 2009 and 2008
                      Three Months    Three Months    Increase      Increase
                     Ended Mar. 31,   Ended Mar. 31,  (Decrease)   (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   1,611,252    $   3,911,684    $(2,300,432)  (58.81%)
Cost of goods sold   $   1,692,352    $   2,374,966    $  (682,614)  (28.74%)
Gross profit         $    (81,100)    $   1,536,718    $(1,617,818) (105.28%)
Gross profit %              (.05%)            39.3%


OVERALL RESULTS OF OPERATIONS
			Six Months Ended March 31, 2009 and 2008
                      Six Months    Six Months      Increase      Increase
                     Ended Mar 31,   Ended Mar 31,  (Decrease)   (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   5,944,867    $   8,913,242    $(2,968,375) (33.30%)
Cost of goods sold   $   4,609,930    $   5,361,194    $  (751,264) (14.01%)
Gross profit         $   1,334,937    $   3,552,048    $(2,217,111) (62.41%)
Gross profit %               22.5%            39.9%

The decrease in revenues for the six months ended March 31, 2009 was attributable to a broad decline in revenue from all of our segments and most all of our customers. The decline was most significant in the second quarter, with the sales decline in the first quarter of 13.4% and the second quarter of 58.81%. The general economic climate left a significant impact on our revenues. While the economy in general strongly contributed to the decline, the second quarter ending March 31, 2009 is also typically the tail-end of our seasonal sales cycle, exaggerating the decline. With the decline in the general economy, our distributors and dealers reduced their level of inventory during this seasonally slow sales period, pushing the carrying of that late-season inventory on to us. The decrease in overall gross profit as a percentage of revenue was attributable to high purchased material costs that carried over in our inventory from the spike last year in our raw material costs, as discussed in the September 30, 2008 Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2008. Further, we took a substantial inventory adjustment identified in the physical inventory count at January 31, 2009. This was charged to cost of goods sold in the quarter ending March 31, 2009, resulting in an additional deterioration of our Gross Profit.



                      Three Months    Three Months    Increase      Increase
                     Ended Mar. 31,   Ended Mar. 31,  (Decrease)   (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Selling, general
and administrative
expenses             $   936,936    $  1,162,675     $ (225,739)     (19.4%)

Though the selling, general and administrative expenses decreased 19.4% overall compared to the prior year, as a percentage of revenue, these expenses were 58% for the three months ended March 31, 2009 compared to 30% for the three months ended March 31, 2008. The significant changes in operating expenses for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 were:

                                  Increase             Increase
                                 (Decrease)           (Decrease)
                                    $                     %

Salaries                         $   (28,709)           (9.3%)
Advertising                      $  (105,845)          (81.2%)
Commissions                      $   (29,278)          (68.2%)
Warranty                         $     6,079            31.5%
Other professional fees          $    25,501            37.5%


Salaries decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Advertising was cut substantially, dropping 81.2% for the quarter. The decrease in commission expense was a result of the decrease in revenues during the second quarter of fiscal 2009. Warranty expense increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Other professional fees increased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.


                     Three Months    Three Months    Increase      Increase
                     Ended Mar 31,   Ended Mar 31,  (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                 $   3,920      $    41,874     $ (37,954)   (90.06%)
Gain on sale of assets $  41,498      $    42,157     $    (659)    (1.56%)
Interest expense       $ 101,634      $    80,111     $  21,523    (26.87%)

The decrease in interest and miscellaneous income was due to a decrease in interest income of approximately $7,000 and a decrease in other income of approximately $31,000. The interest expense increase of approximately $21,523 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to the Company receiving a loan for new manufacturing equipment.


                      Six Months    Six Months      Increase      Increase
                     Ended Mar 31,   Ended Mar 31,  (Decrease)   (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Selling, general
and administrative
expenses             $ 1,820,919    $ 2,187,927     $ (367,008)    (16.8%)

Though the selling, general and administrative expenses decreased 16.8% overall compared to the prior year, as a percentage of revenue, these expenses were 31% for the six months ended March 31, 2009 compared to 25% for the three months ended March 31, 2008. The significant changes in operating expenses for the first two quarters of fiscal 2009 as compared to the same period of fiscal 2008 were:


                                  Increase             Increase
                                 (Decrease)           (Decrease)
                                    $                     %

Salaries                         $   (39,974)           (6.7%)
Advertising                      $  (190,325)           (82.5%)
Commissions                      $   (56,527)           (67.2%)
Warranty                         $     2,204             5.4%
Other professional fees          $   (49.099)          (27.7%)
Lease expense                    $    21,239             30.6%


Salaries decreased for the six months ended March 31, 2009, as compared to the six months ended March 31, 2008. Advertising was cut substantially, dropping 82.5% for the six month period. The decrease in commission expense was a result of the decrease in revenues during the first two quarters of fiscal 2009 in the ATV Accessories business segment. Warranty expense increased for the six months ended March 31, 2009, as compared to the six months ended March 31, 2008. Other professional fees decreased for the six months ended March 31, 2009, as compared to the six months ended March 31, 2008, due to the removal of consulting work related to the Company's Sarbanes-Oxley Act compliance initiatives. The increase in lease expense was due to the sale and subsequent leasing back of the Company's Milford facility, as described elsewhere in this filing.



                     Six Months    Six Months      Increase      Increase
                     Ended Mar 31,   Ended Mar 31, (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Interest and
miscellaneous
income                 $    4,579      $    53,299     $   (48,720)  (91.41%)
Gain on sale of assets $   79,714      $   280,589     $  (200,875)  (71.59%)
Interest expense       $  187,194      $   169,395     $    17,799    10.51%

The decrease in interest and miscellaneous income was primarily due to a decrease in interest income of approximately $15,000 and a decrease in other income of approximately $31,000. The gain on sale of assets decrease of approximately $200,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008 was due to the Company having sold its Milford facility and certain other assets in the prior year. Interest expense increased as the Company received a loan for new manufacturing equipment.


Interest expense on our long-term debt will decrease in the third quarter of fiscal 2009 as the principal balances continue to decrease under fixed rate notes going forward. However, management anticipates the seasonal use of our line of credit will increase our interest expense on a quarter-to-quarter basis, but not on a year-over-year basis.

Looking ahead to the third and fourth quarters of fiscal 2009, management is cautiously projecting a rebound in revenues and margins as new products and effective marketing initiatives continue to be the focus of management and the entire Company. The Company anticipates gross profit margins will be within the range of 20% to 25% of revenue. Management has, and will, continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible and will pass as much of the net input costs increases on to its customers as possible. Remaining competitive in the markets we are in and maintaining our strong market shares within those markets may hinder management's ability to pass on the full amount of our net input costs increases. We project selling, general and administrative expenses during the remainder of fiscal 2009 to be 25-30% of total revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing internal efficiencies, all while maintaining a consistent level of administrative support.



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


ATV ACCESSORIES

ATV ACCESSORIES - Three Months Ended March 31, 2009 and 2008

                      Three Months    Three Months    Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   1,175,325    $ 3,050,823     $ (1,875,498)  (61.48%)
Cost of goods sold   $     905,881    $ 1,231,108     $   (325,227)  (26.42%)
Gross profit         $     269,444    $ 1,819,715     $ (1,550,271)  (85.19%)
Gross profit %               22.9%          59.6%


ATV ACCESSORIES - Six Months Ended March 31, 2009 and 2008

                      Six Months    Six Months       Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   5,269,787    $ 7,275,502     $ (2,005,715)  (27.57%)
Cost of goods sold   $   2,831,067    $ 2,982,983     $   (151,916)    5.10%
Gross profit         $   2,438,720    $ 4,292,519     $ (1,853,799)  (43.19%)
Gross profit %               46.2%          58.9%


The decrease in ATV Accessories revenue for the second quarter of fiscal 2009 reflects the general decline in sales of our industry compared to the prior year, as has been previously discussed. The decrease in gross profit as a percentage of revenue, which was mainly attributable to an increase in raw material costs as has been previously discussed. Remaining competitive in the ATV Accessory market and maintaining our strong market share within this market may hinder management's ability to pass on the full amount of our net input costs increases. Year-to-date, our ATV Accessories revenue for the combined two quarters of fiscal 2009 showed less of a decline than the second quarter alone, as discussed above. We averaged a 27.57% decline in revenues for both quarters.


PLASTIC WHEEL COVERS

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2009 and 2008

                      Three Months    Three Months    Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   180,042      $   400,770      $ (220,728)   (55.08%)
Cost of goods sold   $    75,386      $   200,479      $ (125,093)   (62.40%)
Gross profit         $   104,656      $   200,291      $  (95,635)   (47.74%)
Gross profit %             58.1%            49.9%


PLASTIC WHEEL COVERS - Six Months Ended March 31, 2009 and 2008

                      Six Months    Six Months        Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   289,159      $   821,458      $ (532,299)   (64.80%)
Cost of goods sold   $   115,035      $   369,672      $ (254,637)   (68.88%)
Gross profit         $   174,124      $   451,786      $ (277,662)   (61.46%)
Gross profit %             60.2%            54.9%

The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs. Just as the ATV Accessory market is down across the industry, so too is the golf and the lawn & garden accessory sector. Management is also pursuing and evaluating new markets that our plastics division can produce parts for to further broaden and grow this business segments revenue.


WEEKEND WARRIOR

WEEKEND WARRIOR - Three Months Ended March 31, 2009 and 2008

                      Three Months    Three Months    Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $     25,134     $     37,139     $ (12,005)    (32.33%)
Cost of goods sold   $     21,991     $      9,689     $  12,302     126.97%
Gross profit         $      3,143     $     27,450     $ (24,305)    (88.55%)
Gross profit %              12.5%            73.9%


WEEKEND WARRIOR - Six Months Ended March 31, 2009 and 2008

                      Six Months    Six Months       Increase      Increase
                     Ended Mar 31,   Ended Mar 31,  (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $     98,963     $    117,207     $ (18,244)   (15.57%)
Cost of goods sold   $     82,379     $     51,487     $  30,892     60.00%
Gross profit         $     16,584     $     65,720     $ (49,136)   (74.76%)
Gross profit %              16.7%            56.0%


The decrease in revenues was attributable to a decrease in sales to national retail customers. The decrease in gross profit is due to higher input costs and inventory adjustments.


CONTRACT MANUFACTURING

CONTRACT MANUFACTURING - Three Months Ended March 31, 2009 and 2008

                      Three Months    Three Months    Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   276,415      $   657,919      $(381,504)    (57.99%)
Cost of goods sold   $   190,016      $   401,215      $(211,199)    (52.64%)
Gross profit         $    86,399      $   256,704      $(170,305)    (66.34%)
Gross profit %             31.2%            39.0%


CONTRACT MANUFACTURING - Six Months Ended March 31, 2009 and 2008

                      Six Months    Six Months       Increase      Increase
                     Ended Mar 31,   Ended Mar 31,   (Decrease)    (Decrease)
                        2009             2008          $             %
                     --------------------------------------------------------
Revenue              $   573,014      $ 1,113,812      $(540,798)    (48.55%)
Cost of goods sold   $   382,629      $   594,195      $(211,566)    (35.60%)
Gross profit         $   190,385      $   519,617      $(329,232)    (63.36%)
Gross profit %             33.2%            46.6%


The decrease in revenue was due to a decrease in business with current customers. With the economy tightening overall, many of our contract manufacturing customers' demand dropped off substantially. In particular, our largest contract manufacturing customer overbought a significant quantity of product in the previous fiscal year, in anticipation of cancelling their relationship with us, due to a deterioration in the relationship with the previous management of Cycle Country. The current management and sales team were able to resurrect the relationship, but the customer will still need most of, if not all of, our fiscal year to work off the excess inventory before needing more. This customer in now developing additional products for us to manufacture, in addition to the already approved products. With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will provide the Company with a significant source of revenue in quarters traditionally slow for our main ATV Accessories business segment. Gross margin decreased as a percentage of revenue as significant increases in the costs of raw steel impacted the cost of materials for the quarter ended March 31, 2009.


GEOGRAPHIC REVENUE

GEOGRAPHIC REVENUE - Three Months Ended March 31, 2009 and 2008

                      Three Months    Three Months    Increase      Increase
                     Ended Mar 31,   Ended Mar 31,  (Decrease)    (Decrease)
 Country                  2009             2008          $             %
                     --------------------------------------------------------
United States        $  1,537,668     $  3,622,688    $(2,085,020)    (57.5%)
All Other Countries  $     73,584     $    288,996    $  (215,412)    (74.5%)


GEOGRAPHIC REVENUE - Six Months Ended March 31, 2009 and 2008

                      Six Months    Six Months      Increase      Increase
                     Ended Mar 31,   Ended Mar 31,  (Decrease)    (Decrease)
 Country                  2009             2008          $             %
                     --------------------------------------------------------
United States        $  5,425,273     $  7,412,972    $(1,987,699)    (26.8%)
All Other Countries  $    519,594     $  1,164,872    $  (645,278)    (55.3%)

For the six months ended March 31, 2009, the Company experienced decreased revenue in both the U.S. markets, as well as internationally. The decrease in revenue in the U.S. was discussed above, and the decrease in other countries was primarily due to a decrease of sales in Europe, which is experiencing the same general economic climate as is the United States.


Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations, built-up cash balances, and borrowings under our bank line of credit provided us with a significant source of liquidity during the first six months of Fiscal 2009.

Cash and cash equivalents were $477,571 as of March 31, 2009, compared to $194,577 as of September 30, 2008. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

In the six months ended March 31, 2009, we made approximately $110,000 in capital expenditures, received approximately $7,000 from the sale of capital equipment, and paid approximately $399,237 of long-term debt principal. By the end of fiscal 2009, management expects total capital expenditures to approximate $200,000.

Working Capital

Net working capital was $4,646,262 at March 31, 2009, compared to $5,531,103 at September 30, 2008. The decrease in working capital was primarily due to the net change in sales and gross margins.

Liquidity and Capital Resources


                         Balance        Balance     Increase/   Percent
                      Mar 31, 2009   Sep 30, 2008   (Decrease)   Change
-----------------------------------------------------------------------------
Cash and cash
equivalents           $    477,571    $  194,576      $   282,995    145.4%
Accounts
receivable            $    362,393    $ 2,935,647     $(2,573,254)  (87.7%)
Inventories           $  4,609,729    $ 5,110,499     $  (500,770)  ( 9.7%)
Prepaid expenses      $    168,288    $   209,617     $   (41,329)  (19.7%)
Deferred income tax   $    548,933    $   345,920     $   203,013    58.6%
Accounts payable      $    194,695    $   577,278     $  (382,583)  (66.2%)
Accrued expenses      $    510,608    $   721,210     $  (210,602)  (29.2%)
Bank line of credit   $       -      $  1,000,000     $(1,000,000)  (100.0%)
Current portion of
Bank notes payable    $    848,095    $   811,053     $   37,042      4.5%
Current portion of
deferred gain         $    166,524    $   166,524     $     -          0.0%


Long-Term Debt

       On May 13, 2008, the Company and its commercial lender modified the original secured credit agreement dated August 21, 2001. Under the terms of the modification agreement to the secured credit agreement, Note One and Note Two were modified to change their fixed interest rates from 7.375% per annum to 6.125% per annum. Under the terms of the new amendment to the secured credit agreement, Note One and Note Two were amended. The Notes, going forward, are payable in monthly installments from August 2008 until April 2017, for Note One and until April 2011, for Note Two, which include principal and interest (6.125% as of March 31, 2009) for Note One and principal and interest (6.125% as of March 31, 2009) for Note Two, with a final payment upon maturity on April 25, 2017, for Note One and April 25, 2011 for Note Two. The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months. However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%. The monthly payment is $33,449 and $42,049 for Note One and Note Two, respectively. At March 31, 2009 and 2008, $2,775,950 and $2,998,806,
respectively, were outstanding for Note One and $979,601 and $1,412,030 respectively, were outstanding for Note Two. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below. As of March 31, 2009, the Company failed to meet one of its debt covenants with its lender. The Company fell below the covenant for term debt coverage. The Company has received a waiver of default from the lender.

       On May 13, 2008, the Company and its commercial lender entered into a note payable agreement. Under the terms of the Note, the Note is payable in monthly installments from May 2008 until April 2013, which includes principal and interest (6.125% as of March 31, 2009), with a final payment upon maturity on April 25, 2013. The interest rate is fixed for the term of the Note. The monthly payment is $14,567. At March 31, 2009, $627,789 was outstanding. The Note is collateralized by specific equipment acquired at that time.

Line of Credit

       On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The Line of Credit bears interest at prime plus 0.50% (5.5% at March 31, 2009) and is collateralized by all of the Company's assets. The variable interest rate can never exceed 10.5% or be lower than 5.5%. At March 31, 2009, there was no outstanding amount due on the Line of Credit and there was $750,000 outstanding on the Line of Credit as of December 31, 2008. The Line of Credit matured on December 31, 2008, but was extended until June 1, 2009. A new, permanent loan renewal is under negotiation and is anticipated to be in place prior to June 30, 2009.

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

Warrants

       The Company has 40,000 previously issued warrants outstanding to purchase one share of the Company's common stock per warrant at $4.00 per share which do not expire until June 9, 2010. For the three months ended March 31, 2009, none of the 40,000 warrants were exercised. The proceeds, if exercised, are to be applied to the outstanding balance on the Notes.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a "Smaller Reporting Company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information by this Item.

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

Evaluation of Disclosure Controls and Procedures

       The Company's President and Interim Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the quarter ending March 31, 2009. Based upon such evaluation, the President and Interim Chief Financial Officer have concluded that, at March 31, 2009, the Company's disclosure controls and procedures were ineffective. This conclusion by the Company's President and Interim Chief Financial Officer relates to the year ended September 30, 2008 and the reporting periods thereafter is mainly due to the Chief Financial Officer leaving the Company two weeks prior to the September 30, 2008 year end, and not having hired a replacement as of March 31, 2009.

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

       Based on its evaluation as of September 30, 2008, and again at March 31, 2009, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2009 and that there is a material weakness in our internal control over financial reporting as of March 31, 2009. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

       The material weakness relates to the loss of the Chief Financial Officer, which left insufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our Company. This potential weakness could cause us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control reviews and corrections. In order to remedy the potential weaknesses identified in this assessment, we have hired a consultant as an interim Chief Financial Officer to work through our accounting and financial procedures and controls. Further, we are actively negotiating with this highly qualified individual for the position of the full-time Chief Financial Officer and anticipate that this will be completed by May 31, 2009.

       This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

       No change in the Company's internal control except as set forth above over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2009.

        CYCLE COUNTRY ACCESSORIES CORP.

	By:	/s/ Jeffrey M. Tetzlaff
             ---------------------------------
		Jeffrey M. Tetzlaff
		Principal Executive Officer,
                President, and Director


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2009.


By:	/s/ Jeffrey M Tetzlaff		Principal Executive Officer, President
     ----------------------------
        Jeffrey M. Tetzlaff             and Director


By:     /s/ Robert Davis                Interim Chief Financial Officer and
     ----------------------------
        Robert Davis                    Interim Accounting Officer