Form 10-Q
period 2009-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2009-08-19
CIK 1157758

QUARTERLY REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 001-31715

Cycle Country Accessories Corp.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

42-1523809

(IRS Employer Identification No.)

1701 38th Ave W, Spencer, Iowa 51301

(Address of principal executive offices)

P: (712) 262-4191

F: (712) 262-0248

www.cyclecountry.com

(Registrant’s telephone number, facsimile number, and Corporate Website)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 6, 2009 was 5,327,666.

Cycle Country Accessories Corp.

Part I   Financial Information

Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

June 30, 2009 and September 30, 2008

	June 30,	Sept 30,
	2009	2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash and cash equivalents	$147,472	$194,576
Accounts receivable, net	453,684	2,935,647
Inventories	4,177,851	5,110,499
Income taxes receivable	675,417	14,780
Deferred income taxes	558,000	345,920
Prepaid expenses and other	138,827	209,617

Total current assets	6,151,251	8,811,039

Property, plant, and equipment, net	10,968,976	11,449,369
Intangible assets, net	183,015	177,812
Goodwill	—	4,890,146
Other assets	42,382	48,363

Total assets	$17,345,624	$25,376,729

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$150,287	$577,278
Accrued interest payable	6,401	3,871
Accrued expenses	566,852	721,211
Bank line of credit	820,000	1,000,000
Current portion of bank notes
Payable	844,701	811,053
Current portion of deferred
Gain	166,524	166,524

Total current liabilities	2,554,765	3,279,937

Long-Term Liabilities:
Bank notes payable, less current portion	3,336,050	3,971,525
Deferred gain, less current portion	69,385	194,278
Deferred income taxes	2,174,000	2,360,812
Total long term liabilities	5,579,435	6,526,615

Total liabilities	8,134,200	9,806,552

Stockholders’ Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,327,666 shares issued and 5,327,666 outstanding	748	743
Additional paid-in capital	14,848,457	14,729,338
Accumulated Deficit	(2,486,145)	3,421,732
Treasury stock, at cost, 2,157,980 shares	(3,151,636)	(2,581,636)

Total stockholders’ equity	9,211,424	15,570,177

Total liabilities and stockholders’ equity	$17,345,624	$25,376,729

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$1,199,459	$3,454,529
Freight income	21,234	14,729

Total revenues	1,220,692	3,469,258

Cost of goods sold	(1,268,844)	(2,852,489)
Inventory adjustment	(610,105)	—

Total Cost of Goods Sold	(1,879,949)	(2,852,489)

Gross profit (Loss)	(658,257)	616,769

Selling, general, and administrative expenses	(943,161)	(1,156,992)
Goodwill impairment	(4,890,146)	—

Loss from operations	(6,491,564)	(540,223)

Other Income (Expense):
Interest expense	(76,743)	(90,397)
Interest income	161	1,930
Gain on sale of assets	41,631	41,355
Miscellaneous	2,519	(540)

Total other income (expense)	(32,432)	(47,652)

Loss before benefit from income taxes	(6,523,996)	(587,875)

Benefit from income taxes	983,572	217,514

Net income (loss)	$(5,540,424)	$(370,361)

Weighted average shares of common stock outstanding:
Basic	5,328,666	6,006,415

Diluted	5,328,666	6,006,415

Earnings (Loss) per common share:
Basic	$(1.04)	$0.06

Diluted	$(1.04)	$0.06

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Income

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$7,091,748	$12,324,462
Freight income	73,812	58,038

Total revenues	7,165,560	12,382,500

Cost of goods sold	(5,878,775)	(8,213,684)
Inventory adjustment	(610,105)	—

Total Cost of Goods Sold	(6,488,880)	(8,213,684)

Gross profit	676,680	4,168,816

Selling, general, and administrative expenses	(2,764,081)	(3,344,376)
Goodwill impairment	(4,890,146)	—

Income (loss) from operations	(6,977,547)	824,440

Other Income (Expense):
Interest expense	(263,937)	(259,792)
Interest income	1,674	19,248
Gain on sale of assets	121,345	321,402
Miscellaneous	5,586	35,441

Loss from operations	(135,332)	116,299

Loss before benefit from income taxes	(7,112,879)	940,739

(Provision) Benefit for income taxes	1,205,000	(344,643)

Net income (loss)	$(5,907,879)	$596,096

Weighted average shares of common stock outstanding:
Basic	5,477,817	6,223,886

Diluted	5,477,817	6,223,886

Earnings (Loss) per common share:
Basic	$(1.08)	$0.10

Diluted	$(1.08)	$0.10

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,907,879)	$596,096
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	624,699	600,355
Amortization	4,426	4,381
Inventory reserve	474,870	27,000
Share-based compensation	119,125	51,625
Gain on sale of equipment	(121,345)	(321,402)
Goodwill impairment	4,890,146	—
Change in:
Accounts receivable, net	2,481,964	454,109
Inventories	457,777	(1,378,454)
Taxes receivable, net	(660,637)	82,921
Prepaid expenses and other	76,771	(10,952)
Increase (decrease) in liabilities:
Accounts payable	(424,926)	236,200
Deferred income taxes	(398,892)	—
Accrued expenses	(154,358)	105,314
Accrued interest payable	2,531	(558)

Net cash provided by operating activities	1,464,272	446,635

Cash Flows from Investing Activities:
Purchase of equipment	157,436	(1,172,868)
Purchase of intangible assets	(9,630)	—
Proceeds from sale of equipment	7,517	9,390

Net cash used in investing activities	(159,549)	(1,163,478)

Cash Flows from Financing Activities:
Proceeds from bank notes payable	—	750,000
Payments on bank notes payable	(601,827)	(485,097)
Payments of loan costs	—	(15,000)
Bank Line of Credit, net	(180,000)	200,000
Purchases of Treasury Stock	(570,000)	—

Net cash used in financing activities	(1,351,827)	(449,903)

Net decrease in cash and cash equivalents	(47,104)	(266,940)

Cash and cash equivalents, beginning of period	194,576	454,848

Cash and cash equivalents, end of period	$147,472	$187,908

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$261,407	$260,350

Income taxes	$—	$261,722

Supplemental schedule of non-cash investing and financing activities:

Acquisition of common stock from sale of property, plant, and equipment	$—	$2,581,636

Issuance of common stock for payment of former CEO bonus	$—	$25,000

Issuance of common stock for payment of consultant fees	$22,500	$91,500

Issuance of common stock for payment of director fees	$6,000	$11,000

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries Notes to Condensed Consolidated Financial Statements for the Three Months and Nine Months Ended June 30, 2009 and 2008 (Unaudited)

1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Except as otherwise noted in Item 4T., Controls and Procedures, (see below), it is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2008 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

2. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method. The major components of inventories, as of June 30, 2009 are summarized as follows:

Raw materials	$1,381,603
Work in progress	76,532
Finished goods	3,329,821
Inventory reserve	(610,105)

Total inventories	$4,177,851

During the third quarter of 2009, while undergoing lean manufacturing process improvements and upgrades to the ERP software used to manage the Company, we spent significant time evaluating our inventory processes. In doing so, we further tested our inventory against the current economic climate and made the determination that some of our inventory on-hand needed to be re-classified as obsolete. We have therefore increased our reserve by $610,105.

3. Earnings (Loss) Per Share:

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if stock options or other share-based awards were exercised. As of June 30, 2009, the Company has approximately 50,000 common stock-equivalents related to outstanding share-based awards.  At June 30, 2009, the effects of the common stock equivalents are excluded from the computation of diluted earnings per share, as their effects would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended June 30, 2009:

	For the three months
	ended June 30, 2009
	Income(Loss)	Shares	Per-share
	(numerator)	(denominator)	amount

Basic EPS
Income (loss) available to common stockholders	$(5,540,424)	5,328,666	$(1.04)

Diluted EPS
Income (loss) available to common stockholders	$(5,540,424)	5,328,666	$(1.04)

	For the nine months
	ended June 30, 2009
	Income(Loss)	Shares	Per-share
	(numerator)	(denominator)	amount

Basic EPS
Income (loss) available to common stockholders	$(5,907,879)	5,328,666	$(1.08)

Diluted EPS
Income (loss) available to common stockholders	$(5,907,879)	5,328,666	$(1.08)

4. Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates the operating profit of each segment by using the direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes.

The Company has four operating segments that assemble, manufacture, or sell a variety of products.

Effective April 1, 2009, the Company changed its financial segment reporting to reflect management and organizational changes made by the Company.  Periods prior to April 1, 2009 have been restated to reflect the basis of segmentation presented below.  Effective April 1, 2009, each operating segment is separately managed and has separate financial information evaluated regularly by the Company’s Chief Executive Officer and Interim Chief Financial Officer in determining resource allocation and assessing performance.

The Company’s financial reporting segments consolidated two previously reported segments into one, while also segregating a small product line into a new segment for better clarification and reporting.

Cycle Country ATV Accessories was created by consolidating the former ATV Accessories and Weekend Warrior segments, while at the same time removing our oil filter product line from the ATV accessories segment and creating the Perf-Form segment.

Our Plastic Wheel Cover segment was renamed Plazco, with no change to the data in that segment.

We have similarly renamed our Contract Manufacturing segment which is now called Imdyne, again with no change to the data in that segment.

The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

The following is a summary of certain financial information related to the four segments during the three months and nine months ended June 30, 2009 and 2008:

CYCLE COUNTRY ATV ACCESSORIES - Three Months Ended June 30, 2009 and 2008. (Unaudited)

	Three Months	Three Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$607,165	$2,591,518	$(1,984,353)	(76.57)%
Cost of goods sold	$437,743	$1,535,188	$(1,097,445)	(71.48)%
Gross profit	$169,421	$1,056,330	$(886,909)	(83.96)%
Gross profit %	27.9%	40.7%

PLAZCO - Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months	Three Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$256,309	$488,960	$(232,651)	(47.58)%
Cost of goods sold	$104,084	$189,500	$(85,416)	(45.07)%
Gross profit	$152,224	$299,460	$(147,236)	(49.17)%
Gross profit %	59.3%	61.2%

PERF-FORM - Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months	Three Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$112,382	$94,397	$17,985	19.05%
Cost of goods sold	$65,744	$73,569	$(7,825)	(10.63)%
Gross profit	$46,639	$20,828	$25,811	123.92%
Gross profit %	41.5%	22.1%

IMDYNE - Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months	Three Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$282,392	$529,094	$(246,702)	(57.99)%
Cost of goods sold	$179,021	$430,027	$(251,006)	(52.64)%
Gross profit	$103,371	$99,067	$4,304	4.34%
Gross profit %	36.6%	18.7%

CYCLE COUNTRY ATV ACCESSORIES - Nine Months Ended June 30, 2009 and 2008 (Unaudited)

	Nine Months	Nine Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$5,876,952	$9,660,682	$(3,783,730)	(39.17)%
Cost of goods sold	$3,268,810	$4,366,749	$(1,097,939)	(25.14)%
Gross profit	$2,608,142	$5,293,933	$(2,685,791)	(50.73)%
Gross profit %	44.3%	54.7%

PLAZCO - Nine Months Ended June 30, 2009 and 2008 (Unaudited)

	Nine Months	Nine Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$545,468	$1,470,435	$(924,967)	(62.90)%
Cost of goods sold	$219,119	$669,584	$(450,465)	(67.27)%
Gross profit	$326,349	$800,851	$(474,502)	(59.25)%
Gross profit %	59.8%	54.4%

PERF-FORM - Nine Months Ended June 30, 2009 and 2008 (Unaudited)

	Nine Months	Nine Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$211,345	$257,925	$(46,580)	(18.06)%
Cost of goods sold	$148,122	$166,067	$(17,945)	(10.80)%
Gross profit	$63,223	$91,858	$(28,635)	(31.17)%
Gross profit %	29.9%	35.6%

IMDYNE - Nine Months Ended June 30, 2009 and 2008 (Unaudited)

	Nine Months	Nine Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$855,405	$1,642,906	$(787,501)	(47.93)%
Cost of goods sold	$561,648	$1,024,221	$(462,573)	(45.16)%
Gross profit	$293,757	$618,685	$(324,928)	(52.52)%
Gross profit %	34.3%	37.6%

GEOGRAPHIC REVENUE

The following is a summary of the Company’s revenue in different geographic areas during the three months and nine months ended June 30, 2009 and 2008:

GEOGRAPHIC REVENUE - Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months	Three Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
Country	2009	2008	$	%

United States	$1,103,686	$3,147,892	$(2,044,206)	(64.9)%
All Other Countries	$117,006	$321,366	$(204,360)	(63.5)%

The following is a summary of the Company’s revenue in different geographic areas during the nine months ended June 30, 2009 and 2008:

GEOGRAPHIC REVENUE - Nine Months Ended June 30, 2009 and 2008 (Unaudited)

	Nine Months	Nine Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
Country	2009	2008	$	%

United States	$6,549,218	$11,311,140	$4,761,922	(42.0)%
All Other Countries	$616,342	$1,071,360	$(455,018)	(42.4)%

As of June 30, 2009, all of the Company’s long-lived assets are located in the United States of America.

Cycle Country ATV Accessories sales to major customers did not exceed 10% of net revenues for three months ending June 30, 2009 and were approximately 13% and 11% of revenue for the three months ended June 30, 2008.   Sales to major customers exceeded approximately 21% and 11% of revenue for the nine months ended June 30, 2009 and 18% and 13% for the nine months ending June 30, 2008.

Plazco, Perf-Form, and Imdyne did not have sales to any individual customer greater than 10% of net revenues during the three or nine months ended June 30, 2009 or 2008.

5. Stock Based Compensation:

The Company has adopted Statement on Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.

The Company adopted SFAS No. 123(R) using the modified prospective method of transition which requires compensation expense related to share based payments to be recognized beginning on the adoption date over the requisite service period, generally the vesting period, and over the remaining service period for the unvested portion of awards granted prior.

The Company’s Employment Agreement with its chief executive officer, Jeffrey Tetzlaff, provides for the grant of 50,000 shares of stock in the Company, vesting over a three year period. At the end of the first and second full year of employment, the chief executive officer becomes vested in and receives 16,666 shares of stock each year. At the completion of the President’s third full year of employment, he shall become vested in and receive the final 16,668 shares of stock.  Total compensation expense recognized during the three month period ended June 30, 2009 was $6,875.  As of June 30, 2009, there were $48,125 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a three year period.

Under the Employment Agreement, Mr. Tetzlaff also received an option to purchase up to an additional 500,000 shares of the Company’s common stock. The exercise price is the closing price on April 8, 2008, which was $1.68 per share. This option may be exercised at any time during the first 3 years of employment, and this option may be exercised in full or in part. Any portion of this option that has not been exercised on April 7, 2011 will lapse and no longer be an obligation of the Corporation. Stock shall be restricted and contain the appropriate legend noting its restriction.

Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the vesting period in the consolidated financial statements.  The Company uses the Black-Scholes valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected terms, risk-free rate, and fair value of common stock at the grant date.

The expected volatility rate was based on the historical volatility, for the last 3 years, of the Company’s common stock. The expected life represents the average time options that vest are expected to be outstanding based on the vesting provisions and the Company’s historical exercise, cancellation and expiration patterns.

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

The Company recorded stock-based employee compensation expense related to stock options of approximately $51,750 for the three-month period ended June 30, 2009. The Company has recognized and expensed the full amount of $109,500 related to all prior stock option grants. No options were granted for the three month period ended June 30, 2009.

The following table lists stock option activity for the three-month period ended June 30, 2009:

	Options	Price	Extended Value

Outstanding at March 31, 2009
Granted	500,000	$1.68	$840,000
Exercised	—	$—	$—
Canceled	—	$—	$—

Outstanding at June 30, 2009
	500,000	$1.68	$840,000

Options vested and exercisable at June 30, 2009
	500,000	$1.68	$840,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive-Level Overview

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our consolidated financial statements as of September 30, 2008, and the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-KSB for the year ended September 30, 2008.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties.  See “Special Note Regarding Forward-Looking Statements” included elsewhere in this filing.

For the third quarter of 2009, Cycle Country Accessories Corp. reported a net loss of $5,540,424, or $1.04 per share on a diluted basis The Company suffered a substantial decline in sales, both for the third quarter and for the year-to-date through the third quarter.  Sales for the third quarter 2009 totaled $1,220,692, a decrease of 64.81% from the third quarter of 2008 sales of $3,469,258.

By comparison, the 2008 third quarter net loss was $370,361, or $.06 per share on a diluted basis and the year-to-date for 2008 after three quarters had a net income of $596,096, or $.10 per share on a diluted basis.  For the year-to-date period in 2009, sales totaled $7,165,560, a decrease of 42.13% from the same period of 2008 sales of $12,382,500.

Overview for the Three Months Ended June 30, 2009 and 2008  (Unaudited)

	Three Months	Three Months
	Ended	Ended	Increase	Increase
	June 30,	June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Total revenue by Segment
CCAC ATV	$607,165	$2,591,518	$(1,984,353)	(76.57)%
Plazco	$256,309	$488,960	$(232,651)	(47.58)%
Perf-Form	$112,382	$94,397	$17,985	19.05%
Imdyne	$282,392	$529,094	$(246,701)	(57.99)%

Total Revenue by Segment	$1,258,248	$3,703,969	$2,445,721	(66.03)%

Freight Income	$21,234	$14,729	$6,505	44.16%
Sales Discounts & Allowances	$(58,789)	$(249,439)	$190,650	76.43%

Total Combined Revenue	$1,220,692	$3,469,258	$2,248,866	(64.81)%

Operating profit (loss) by Segment
CCAC ATV	$169,421	$1,056,330	$(886,909)	(83.96)%
Plazco	$152,224	$299,460	$(147,235)	(49.17)%
Perf-Form	$46,639	$20,828	$25,810	123.92%
Imdyne	$103,371	$99,067	$4,304	4.34%

Total Profit By Segment	$471,655	$1,475,685	$1,104,030	(74.81)%

Freight Income	$21,234	$14,729	$6,505	44.16%
Sales Disc. & Allow.	$(58,789)	$(249,439)	$190,650	76.43%
Factory Overhead	$(1,092,357)	$(624,206)	$(468,150)	(75.00)%
Sales, Gen. & Admin.	$(5,833,308)	$(1,156,992)	$(4,676,316)	(404.18)%
Interest Income/Exp.	$(76,582)	$(88,467)	$11,885	13.43%
Other Inc/Exp, Net	$44,150	$40,816	$3,334	8.17%
Income Taxes	$983,572	$217,513	$766,058	352.19%
Net Income (Loss)	$(5,540,424)	$(370,361)	$(5,170,063)	(1395.96)%

Overview for the Nine Months Ended June 30, 2009 and 2008  (Unaudited)

	Nine Months	Nine Months
	Ended	Ended	Increase	Increase
	June 30,	June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Total revenue by Segment

CCAC ATV	$5,876,952	$9,660,682	$(3,783,729)	(39.17)%
Plazco	$545,468	$1,470,435	$(924,967)	(62.90)%
Perf-Form	$211,345	$257,925	$(46,580)	(18.06)%
Imdyne	$855,405	$1,642,906	$(787,501)	(47.93)%

Total Revenue by Segment	$7,489,170	$13,031,948	$5,542,778	(42.53)%

Freight Income	$73,812	$58,038	$15,774	27.17%
Sales Discounts & Allowances	$(397,422)	$(707,486)	$310,065	43.83%

Total Combined Revenue	$7,165,560	$12,382,500	$5,216,940	(42.13)%

Operating Profit (loss) by Segment

CCAC ATV	$2,608,142	$5,293,933	$(2,685,791)	(50.73)%
Plazco	$326,349	$800,851	$(474,502)	(59.25)%
Perf-Form	$63,223	$91,858	$(28,635)	(31.17)%
Imdyne	$293,757	$618,685	$(324,928)	(52.52)%

Total Profit By Segment	$3,291,471	$6,805,327	$3,513,856	(51.63)%

Freight Income	$73,812	$58,038	$15,774	27.17%
Sales Disc. & Allow.	$(397,422)	$(707,486)	$310,065	43.83%
Factory Overhead	$(2,291,180)	$(1,987,062)	$(304,118)	(15.30)%
Sales, general & Admin.	$(7,654,227)	$(3,344,376)	$(4,309,850)	(128.87)%
Interest Income (Expense), Net	$(262,263)	$(240,544)	$(21,719)	(9.03)%
Other Income (Expense), Net	$126,930	$356,843	$(229,913)	(64.43)%
Income Taxes	$1,205,000	$(344,643)	$1,549,643	449.6%
Net Income (Loss)	$(5,907,879)	$596,096	$(6,503,976)	(1091.)%

While the challenging economic environment continued to be a headwind in the quarter, the company remained focused on strategy and worked hard to execute its business plans.  The Company’s overall sales decline, though significant, resulted from overall economic conditions that were beyond our control.  The response to those challenges has taken time to show their effect.  The internal reorganization and cost-cutting initiatives started by the new management team accelerated through the quarter, substantially reducing our overhead and allowing us to minimize our exposure during this economic downturn.  At the same time, our new product initiatives have also accelerated through the quarter, providing us with new products that we anticipate enhancing our competitive position as the dominant player in the powersports accessories market.

Looking ahead to the fourth quarter of fiscal 2009, management is cautiously projecting a slight rebound in revenues and margins as new products and effective marketing initiatives continue to be the focus of management and the entire Company.  The Company anticipates gross profit margins will be within the range of 20% to 25% of revenue.

Management has, and will, continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible. We project selling, general and administrative expenses during the remainder of fiscal 2009 to be 25-30% of total revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing internal efficiencies, all while maintaining a responsive level of customer and administrative support.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates the estimates including those related to bad debts and inventories.  The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

The Company believes the following accounting policies affect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements:

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

Inventory Reserve - The Company records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions.

Depreciation of Long-Lived Assets - The Company assigns useful lives for long-lived assets based on periodic studies of actual asset lives and the intended use for those assets.

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired.  The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles.  Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value.  Because of continued net losses and decreases in the market capitalization, the Company completed another review for goodwill impairment and recorded an impairment loss of $4,980,146 in the third quarter 2009 related to the 2005 acquisition of Simonsen Iron Works.  The write-down is largely dictated by the estimated fair value of the Company being less than its carrying value, and a significant decrease in our market capitalization.

Accrued Warranty Costs - The Company records a liability for the expected cost of warranty-related claims as its products are sold.

Accounting for Income Taxes - The Company is required to estimate income taxes in each of the jurisdictions in which it operates.  At June 30, 2009, the Company assessed the need for a valuation allowance on its deferred tax assets.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based upon the historical operating profits and the near certainty regarding sufficient near term taxable income, management believes that there is no need to establish a valuation allowance.  Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, a valuation allowance may be required.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions are recognized in the Company’s financial statements as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with tax authorities assuming full knowledge of the position and all relevant facts. These amounts are subsequently reevaluated and changes are recognized as adjustments to current period tax expense. FIN 48 also revised disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits.

The Company adopted the provisions of FIN 48 on October 1, 2007. At June 30, 2009, no uncertain positions were identified. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expense on the consolidated financial statements.

Subsequent Events - The Company has evaluated subsequent events through August 19, 2009, the date which the financial statements were available to be issued.

OVERALL RESULTS OF OPERATIONS

Revenue

The decrease in revenues for the three months ended June 30, 2009 was a continuation of the steep decline we experienced in the second fiscal quarter.  The second and third fiscal quarters  are our seasonally slowest periods.  With the decline in the general economy, our distributors and dealers have continued to reduce their level of inventory during this seasonally slow sales period, pushing the carrying of inventory on to us. Sales of all discretionary consumer products have fallen off hard this year  Since our products are discretionary, we have experienced a similar decline in sales.

Similarly, the decrease in revenues for the nine months ended June 30, 2009 was attributable to a broad decline in revenue from all of our segments and most all of our customers. Compounding our comparative decline to last year is the fact that we front-loaded sales last year with very aggressive sales discounts to buy market share, just as the economy started to collapse in the fall of 2008.

The decrease in overall gross profit both for the quarter and for the year-to-date, as a percentage of revenue, was attributable to the effect of lower sales spread over higher fixed manufacturing costs.  We have taken significant steps to reduce those costs, accelerating our efforts in the last quarter.  We anticipate that those savings will be reflected even greater in the fourth quarter of 2009 and beyond.

Expenses

For the three months ending June 30, 2009, our selling, general and administrative expenses decreased 22.2% overall compared to the prior year. However, as a percentage of revenue, these expenses were 73.7% for the three months ended June 30, 2009 compared to 33.3% for the three months ended June 30, 2008 due to a substantial drop in revenue.  The significant changes in operating expenses for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 were:

•                  Salaries decreased for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, as we cut overhead to react to the declining revenue.

•                  Advertising was cut substantially, dropping 67.8% for the quarter.

•                  The decrease in commission expense was a result of the decrease in revenues during the third quarter of fiscal 2009.

•                  Warranty expense decreased for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.

•                  Other professional fees increased for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to the transitional costs resulting from the change in both our legal and accounting professional service firms.

•                  The increase in interest and miscellaneous income was due to an increase in royalty and other income of approximately $2,500 and a decrease in interest income, dividends and penalties of approximately $1,200.

•                  Interest expense decreased approximately $17,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  This was due primarily to the decrease in the balances of our term notes as those notes continue to be aggressively paid down.

For the nine months ending June 30, 2009, our selling, general and administrative expenses decreased 18.6% overall compared to the prior year.  The significant changes in operating expenses for the first three quarters of fiscal 2009 as compared to the same period of fiscal 2008 were:

•        Salaries decreased for the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008, as mentioned above.

•        Advertising was cut substantially as the Company did not renew poorly performing marketing and advertising strategies from prior years, dropping 77.7% for the nine month period.

•        The decrease in commission expense was a result of the decrease in revenues during the first three quarters of fiscal 2009.

•        Warranty expense increased for the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008.

•        Other professional fees decreased for the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008, due to the removal of consulting work related to the Company’s Sarbanes-Oxley Act compliance initiatives.

•        The increase in lease expense was due to the sale and subsequent leasing back of the Company’s Milford facility, as described elsewhere in this filing.

•        The decrease in interest and miscellaneous income was primarily due to a decrease in interest income of approximately $17,500 and a decrease in other income of approximately $30,600.

•        The gain on sale of assets decrease of approximately $200,000 for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 was due to the Company having sold its Milford facility and certain other assets in the prior year.

•        Interest expense increased for the current nine month period as compared to the prior year because the Company added new debt to finance some new manufacturing equipment within the past 12 months.

•        Interest expense on our long-term debt is expected to decrease in the fourth quarter of fiscal 2009 as we expect the principal balances to continue to decrease under fixed rate notes going forward.  However, management anticipates the seasonal use of our line of credit will increase our interest expense on a quarter-to-quarter basis.

BUSINESS SEGMENTS

As more fully described above in Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this filing, the Company operates four reportable business segments.

Cycle Country ATV Accessories is vertically integrated and utilizes a two-step distribution method.  We are vertically integrated in our Plazco segment and utilize both direct and two-step distribution methods. Perf-Form utilizes both direct and two-step distribution methods, and our Contract Manufacturing segment deals directly with other OE manufacturers and businesses in various industries.

The decrease in our Cycle Country ATV Accessories segment’s revenue for the third quarter and nine months of fiscal 2009 reflects the general decline in sales of our industry compared to the prior year, as has been previously discussed. The decrease in gross profit as a percentage of revenue has been previously discussed.  Year-to-date, our Cycle Country ATV Accessories revenue for the combined three quarters of fiscal 2009 showed less of a decline than the third quarter alone, as discussed above. We averaged a 39.17% decline in revenues for the three quarters due to inventory cutbacks by the distributors and dealers in our industry.

The decrease in Plazco’s revenues can be attributed to a decrease in sales to OEMs. Just as the ATV Accessory market is down across the industry, so too is the golf and the lawn & garden accessory sector.  Management is also pursuing and evaluating new markets that our plastics division can produce parts for to further broaden and grow this business segments revenue.

Perf-Form showed a growth of 19.5% for the three months ending June 30, 2009 based on improving markets for replacement parts. As fewer new ATV, motorcycle and other powersport units are sold, repair and maintenance sales increase for the older units.  Perf-Form’s oil filter products are positioned to take advantage of that trend.  For the nine months ended June 30, 2009, our decrease in revenues was attributable to a decrease in sales to national retail customers.  The decrease in gross profit is due to higher input costs and inventory adjustments.

The decrease in Imdyne’s revenue was due to a decrease in business with current customers.  As the economy has continued to tighten, many of our contract manufacturing customers’ demand dropped off substantially.  Though our margins increased for the three month period ending June 30, 2009, they were slightly lower overall for the nine month period.

For the nine months ended June 30, 2009, the Company experienced decreased revenue in both the U.S. markets, as well as internationally.  The decrease in revenue in the U.S. was discussed above, and the decrease in other countries was primarily due to a decrease of sales in Europe, which is experiencing a similar general economic downturn as the United States.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations, built-up cash balances, and borrowings under our bank line of credit provided us with a significant source of liquidity during the first nine months of fiscal 2009.

Cash and cash equivalents were $147,472 as of June 30, 2009, compared to $194,576 as of September 30, 2008.  Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

In the nine months ended June 30, 2009, we made approximately $164,000 in capital expenditures, received approximately $7,000 from the sale of capital equipment, and paid approximately $601,800 of long-term debt principal.  By the end of fiscal 2009, management expects total capital expenditures to be approximately $200,000 for the year.

Working Capital

Net working capital was $3,596,486 at June 30, 2009, compared to $5,531,103 at September 30, 2008.  The decrease in working capital was primarily due to the net loss incurred.

Liquidity and Capital Resources

	Balance
	June 30, 2009	Balance	Increase/	Percent
	(Unaudited)	Sep 30, 2008	(Decrease)	Change
Cash and cash Equivalents	$147,472	$194,576	$(47,104)	(24.2)%
Accounts receivable	$453,684	$2,935,647	$(2,481,964)	(84.5)%
Inventories	$4,177,851	$5,110,499	$(932,648)	(18.2)%
Prepaid expenses	$138,827	$209,617	$(131,313)	(62.6)%
Deferred income tax	$558,000	$345,920	$212,080	61.3%
Accounts payable	$150,287	$577,278	$(426,991)	(284.1)%
Accrued expenses	$566,852	$721,211	$154,359	(21.40)%
Bank line of credit	$820,000	$1,000,000	$(180,000)	(18.0)%
Current portion of Bank notes payable	$844,701	$811,053	$33,648	4.1%
Current portion of deferred gain	$166,524	$166,524	$—	0.0%

Long-Term Debt

On May 13, 2008, the Company and its commercial lender modified the original secured credit agreement dated August 21, 2001.  Under the terms of the amendment, Note One and Note Two were modified to change their fixed interest rates from 7.375% per annum to 6.125% per annum.  The Notes, going forward, are payable in monthly installments of principal and interest from May 2008 until April 2018, for Note One, and until April 2011, for Note Two.  The interest rate is fixed for Note Two and is fixed for Note One until April 2011, after which the interest rate will be reset to prime + 0.50% every 60 months.  However, the interest rate for Note One can never exceed 10.5% or be lower than 5.5%.  The monthly payment is $33,449 and $42,049 for Note One and Note Two, respectively.  At June 30, 2009 and September 30, 2008, $2,498,466 and $2,889,085, respectively, were outstanding for Note One and $1,088,541 and $1,197,751 respectively, were outstanding for Note Two.  Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the Line of Credit described below. As of June 30, 2009, the Company failed to meet one of its debt covenants with its lender.  Though the Company fell below the covenant for term debt coverage, the Company has received a waiver from its lender for this technical violation.

On May 13, 2008, the Company and its commercial lender entered into an additional note payable agreement.  Under the terms of this Note, the Note is payable in monthly installments from May 2008 until April 2013, which includes principal and interest, with a final payment upon maturity on April 25, 2013.  The interest rate is fixed at 6.125% for the term of the Note.  The monthly payment is $14,567.  At June 30, 2009, $593,744 was outstanding, compared to a balance of $695,742 as of September 30, 2008.  The Note is collateralized by specific equipment acquired with the proceeds.

Line of Credit

On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory.  The Line of Credit bears interest at prime plus 0.50% (5.5% at June 30, 2009 and also at September 30, 2008), and is collateralized by all of the Company’s assets.  The variable interest rate can never exceed 10.5% or be lower than 5.5%.  At June 30, 2009, there was $820,000 due on the Line of Credit and there was $1,000,000 outstanding on the Line of Credit as of September 30, 2008.  The Line of Credit matured on December 31, 2008, but has been extended by the lender until September 1, 2009.  A new, permanent loan renewal is under negotiation and is anticipated to be in place prior to September 30, 2009.

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

Warrants

The Company has previously issued warrants outstanding to purchase 40,000 shares of the Company’s common stock at $4.00 per share, which expire June 9, 2010.  For the three months ended June 30, 2009, none of the 40,000 warrants were exercised.  The proceeds, if exercised, are required to be applied to the outstanding balance on the Notes.

Capital Resources

Consistent with normal practice, management believes that the Company’s operations are not expected to require significant capital expenditures during fiscal year 2009.  Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations and capital expenditure requirements, non-inclusive of any major capital investment that may be considered, for at least the next three months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information by this Item.

Item 4T.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s CEO and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the quarter ending June 30, 2009. Based upon such evaluation, the CEO and Interim Chief Financial Officer have concluded that at June 30, 2009, the Company’s disclosure controls and procedures were ineffective.  This conclusion by the Company’s CEO and Interim Chief Financial Officer relates to the year ended September 30, 2008 and the reporting periods thereafter and is mainly due to the Chief Financial Officer leaving the Company two weeks prior to the September 30, 2008 year end, and not having hired a permanent replacement as of June 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our President, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of September 30, 2008, and at June 30, 2009, management concluded that our internal controls over financial reporting were ineffective as of June 30, 2009 and that there is a material weakness in our internal control over financial reporting as of June 30, 2009. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the loss of the Chief Financial Officer, which left insufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of the Company. This potential weakness could cause us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control reviews and corrections.  In order to remedy the potential weaknesses identified in this assessment, we have hired a consultant to act as an Interim Chief Financial Officer to work through our accounting and financial procedures and controls.  Further, we are actively negotiating to fill the position on a permanent basis and hope that this will be completed by September 30, 2009.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC currently in effect that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control except as set forth above over financial reporting occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results (in particular, statements under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of

Operations), contain forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are and will be based upon management’s then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

(31.2)  Certification of Interim Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(32.1)  Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)  Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2009.

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Jeffrey M. Tetzlaff
Jeffrey M. Tetzlaff
Principal Executive Officer,
President, and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 19, 2009.

By:	/s/ Jeffrey M Tetzlaff	Principal Executive Officer, President and Director
Jeffrey M. Tetzlaff

By:	/s/ Robert Davis	Interim Chief Financial Officer and Interim Accounting Officer
Robert Davis

By:	/s/ L.G. Hancher Jr.	Director
L.G. Hancher Jr.

By:	/s/ Alan Bailey	Director
Alan Bailey