Form 10-K/A
period 2008-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2010-02-23
CIK 1157758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 333-68570

Cycle Country Accessories Corp.

(Name of small business issuer in its charter)

Nevada	42-1523809
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1701 38th Avenue West, Spencer, Iowa 51301

(Address of principal executive offices)

(712) 262-4191

(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of December 10, 2008 was 6,022,307.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-KSB of Cycle Country Accessories Corp. (the “Company”) for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on January 14, 2009 (the “Original 10-KSB”).  This Amendment No. 1 is being filed for the purpose of responding to comments received from the staff of the SEC.  In particular, this Amendment No. 1 contains changes to the following portions of the Original 10-KSB:

•	Item 12. Certain Relationships and Related Transactions, and Director Independence;

•	Independent Auditors’ Report, page F-1 of the Original 10-KSB

•	Independent Auditors’ Report on Supplementary Information, page F-45 of the Original 10-KSB

Item 12 is being amended to reflect information that was reported elsewhere in the Original 10-KSB, but was inadvertently omitted as a disclosure under Item 12.  The Independent Auditors’ Reports were included in the Original 10-KSB, but the signatures to the reports were inadvertently omitted and are included in this Amendment No. 1.  These are the only items from the Original 10-KSB included in this Amendment No. 1.  In addition, the required Section 302 and Section 906 certifications are listed in Item 13 and are attached as Exhibits 31.1, 31.2 and 32.1 to this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-KSB and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the filing of the Original 10-KSB.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-KSB and the Company’s filings made with the SEC subsequent to the filing of the Original 10-KSB.  The filing of this Amendment No. 1 is not an admission that the Original 10-KSB, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 14, 2007 the Company sold its Milford, Iowa property to the Company’s founders, Jim and Jan Danbom in exchange for all of their Cycle Country common shares. The total number of shares was 1,410,730 with a value on the closing date of the transaction of $2,581,636.  At the time of the transaction, Mr. and Mrs. Danbom were also serving as directors of the Company, but both retired effective December 18, 2007.  The Company now leases approximately 90% of the facility from Danbom Properties, LLC, which is owned by the Danboms, under a three year triple net lease that contains two one year renewal options.  The annual lease cost is $185,104 payable in monthly installments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cycle Country Accessories Corp. and Subsidiaries

Milford, Iowa

We have audited the accompanying consolidated balance sheets of CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES, (a Nevada corporation) as of September 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Henjes, Conner & Williams, P.C.

Certified Public Accountants

Sioux City, Iowa
January 13, 2009

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTARY INFORMATION

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

/s/ Henjes, Conner & Williams, P.C.

Certified Public Accountants

Sioux City, Iowa
January 13, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2010.

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Jeffrey M. Tetzlaff
Jeffrey M. Tetzlaff
President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Jeffrey M. Tetzlaff	President, Chief Executive Officer and	February 23, 2010
Jeffrey M. Tetzlaff	Director (principal executive officer)

/s/ Robert Davis	Chief Financial Officer, Treasurer, Secretary and	February 23, 2010
Robert Davis	Director (principal financial and accounting officer)

/s/ Daniel Thralow
Daniel Thralow	Director	February 23, 2010