Form 10-Q/A
period 2008-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2010-05-17
CIK 1157758

QUARTERLY REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of December 31, 2008 was 6,072,307.

Explanatory Note

This amendment to our quarterly report on Form 10-Q/A (this “Second Amendment”) is being filed to amend our quarterly report on Form 10-Q for the quarter ended December 31, 2008, which was originally filed on February 18, 2009 (the “Original Filing”) and was amended in a filing on March 24, 2009 (the “First Amendment”).  The condensed consolidated financial statements for the three months ended December 31, 2008 and related disclosures in this Amendment have been restated in accordance with the changes described below.  The principal reason for the restatement is the correction and reclassification of information due to the previously discovered and disclosed misappropriation by the former Chairman of the Company’s Board.  In the process of completing the restatement, the Company has made some additional changes to correct certain small mathematical errors.  All of the changes to the condensed consolidated financial statements as a result of this restatement are more fully reflected in the tables included at Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 “Unaudited Financial Statements” of this Second Amendment.

The Company originally reported the acquisition by the Company of 747,250 shares of its own stock at an average cost of $.72 per share price for a total cost of $570,000 in cash  (the “Stock Buyback”) during the fiscal quarter ending December 31, 2008 of fiscal 2009.  In the process of completing the audit of its financial statements for the fiscal year ended September 30, 2009, the Company was unable to obtain satisfactory documentation confirming the Stock Buyback.

Mr. L.G. Hancher, Jr., the then-Chairman of the Company’s Board of Directors and the Audit Committee, had recommended the Stock Buyback and had undertaken to complete it on the Company’s behalf.  Mr. Hancher had previously reported to the Company and its auditors that he had completed the Stock Buyback on the terms disclosed in the Company’s filings.

In the process of investigating matters relating to the Stock Buyback, a number of irregularities surrounding the purported transactions surfaced.  In response to ongoing inquiries from management for appropriate documentation on the use of $570,000 provided by the Company to complete the Stock Buyback, on January 6, 2010, the Company received a letter from Mr. Hancher that stated $400,000 of the funds advanced to him by the Company were not used to purchase shares of Company stock.  The Company continues to work to recover all of the amounts misappropriated, but any such recoveries will impact subsequent periods and will be reported for in the periods in which such recoveries occur.

The funds reported as used for the Stock Buyback have been re-characterized as fraud expense in this Amendment.  Also as a result of the misappropriation, the number of outstanding shares was incorrectly reported in each of the Company’s quarterly reports on Form 10-Q for fiscal 2009, including the Original Filing and have been corrected in this Second Amendment.

With this Form 10-Q/A, we are amending the following items in the Original Filing:

•                  Part I, Item 1 “Financial Statements (Unaudited);”

•                  Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•                  Part II, Item 6 “Exhibits.”

All of the adjustments made as a result of the restatement are more fully described in Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 “Unaudited Financial Statements” of this Form 10 Q/A.

No attempt has been made in this Amendment to modify or update any other disclosures in the Original Filing.  Except for the amended and restated information as discussed above, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this Amendment.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context.  This Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to those filings.

Cycle Country Accessories Corp.

Part I   Financial Information

Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

December 31, 2008

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$206,510	$194,576
Accounts receivable, net	2,524,378	2,935,647
Inventories	4,739,925	5,110,499
Income taxes receivable	20,741	14,780
Deferred income taxes	627,886	345,920
Prepaid expenses and other	106,679	209,617
Total current assets	8,226,119	8,811,039

Property, plant, and equipment, net	11,292,082	11,449,369
Intangible assets, net	201,999	177,812
Goodwill	4,890,146	4,890,146
Other assets	26,500	48,363
Total assets	$24,636,846	$25,376,729

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$180,030	$577,278
Accrued interest payable	2,567	3,871
Accrued expenses	626,054	721,211
Bank line of credit	750,000	1,000,000
Current portion of bank notes payable	823,437	811,053
Current portion of deferred gain	166,524	166,524
Total current liabilities	2,548,612	3,279,937
Long-Term Liabilities:
Bank notes payable, less current portion	3,762,802	3,971,525
Deferred gain, less current portion	152,647	194,278
Deferred income taxes	2,558,002	2,360,812
Total long term liabilities	6,473,451	6,526,615

Total liabilities	9,022,063	9,806,552
Stockholders’ Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,072,307 and 6,022,307 shares issued and outstanding at December 31, 2008 and September 30, 2008 respectively net of treasury stock	748	743
Additional paid-in capital	14,767,833	14,729,338
Retained Earnings	3,427,838	3,421,732
Treasury stock, at cost, 1,410,730 shares	(2,581,636)	(2,581,636)
Total stockholders’ equity	15,614,783	15,570,177

Total liabilities and stockholders’ equity	$24,636,846	$25,376,729

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$4,309,053	$4,978,194
Freight income	24,561	23,364

Total revenues	4,333,614	5,001,558

Cost of goods sold	(2,917,578)	(2,986,229)

Gross profit	1,416,036	2,015,329

Selling, general, and administrative expenses	(883,982)	(1,025,251)
Fraud expense	(570,000)	—

Income from operations	(37,946)	990,078

Other Income (Expense):
Interest expense	(85,560)	(89,283)
Interest income	684	9,632
Gain on sale of assets	38,216	238,432
Miscellaneous	(25)	1,791

Total other income (expense)	(46,685)	160,572

Income before provision for (benefit from) income taxes	(84,631)	1,150,650

Provision for (benefit from) income taxes	(90,737)	(416,092)

Net income (loss)	$6,106	$734,558

Weighted average shares of common stock outstanding:
Basic	6,023,065	6,645,647

Diluted	6,023,065	6,645,647

Earnings per common share:
Basic	$—	$0.11

Diluted	$—	$0.11

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$6,106	$734,558

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	205,235	192,416
Amortization	1,475	1,431
Inventory reserve	9,000	9,000
Share-based expense	38,500	—
Provision for doubtful accounts	—	5,000
Gain on sale of equipment	(23,236)	(238,431)
Change in:
Accounts receivable, net	411,270	348,143
Inventories	348,763	(304,121)
Taxes receivable	(5,961)	(29,533)
Prepaid expenses and other	116,241	74,111
Accounts payable	(397,249)	286,432
Deferred income taxes	(84,776)	—
Accrued expenses	(95,154)	30,388
Income taxes payable	—	416,092
Accrued interest payable	(1,304)	(153)

Net cash provided by operating activities	528,910	1,525,333

Cash Flows from Investing Activities:
Purchase of equipment	(59,343)	(68,573)
Purchase of intangible assets	(4,295)	—
Proceeds from sale of equipment	(7,000)	995

Net cash used in investing activities	(70,638)	(67,578)

Cash Flows from Financing Activities:
Payments on bank notes payable	(196,338)	(149,057)
Bank Line of Credit, net	(250,000)	—

Net cash used in financing activities	(446,338)	(149,057)

Net change in cash and cash equivalents	11,934	1,308,698

Cash and cash equivalents, beginning of period	194,576	454,848

Cash and cash equivalents, end of period	$206,510	$1,763,546

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$86,864	$89,436

Supplemental schedule of non-cash investing and financing activities:

Acquisition of common stock from sale of property, plant, and equipment	$—	$2,581,636

Issuance of common stock for payment of CEO bonus	$—	$25,000

Issuance of stock and Options for payment of CEO	$16,500	$—

Issuance of common stock for payment of consultant fees	$22,500	$91,500

Issuance of common stock for payment of director fees	$—	$11,000

See accompanying notes to the condensed consolidated financial statements.

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

The results of operations for the interim periods ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2008 consolidated financial statements and related notes included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended September 30, 2008.

2. Restatement

In January 2010, the Company determined it would need to restate its condensed consolidated financial statements for the three months ended December 31, 2008.  The Company originally reported the acquisition by the Company of 747,250 shares of its own stock at an average cost of $.72 per share price for a total cost of $570,000 in cash during the first fiscal quarter ending December 31, 2008 (the “Stock Buyback”) of fiscal 2009.  In the process of completing the audit of its financial statements for the fiscal year ended September 30, 2009, the Company was unable to obtain satisfactory documentation confirming the Stock Buyback.

Mr. L.G. Hancher, Jr., the then-Chairman of the Company’s Board of Directors and the Audit Committee, had recommended the Stock Buyback and had undertaken to complete it on the Company’s behalf.  Mr. Hancher had previously reported to the Company and its auditors that he had completed the Stock Buyback on the terms disclosed in the Company’s filings.

In the process of investigating matters relating to the Stock Buyback, a number of irregularities surrounding the purported transactions surfaced.  In response to ongoing inquiries from management for appropriate documentation on the use of $570,000 in cash provided by the Company to complete the Stock Buyback, on January 6, 2010, the Company received a letter from Mr. Hancher that stated $400,000 of the funds advanced to him by the Company were not used to purchase shares of Company stock.  The Company continues to work to recover all of the amounts misappropriated, but any such recoveries will impact subsequent periods and will be reported for in the periods in which such recoveries occur.

The funds reported as used for the Stock Buyback have been re-characterized as fraud expense in this Amendment.  Also as a result of the misappropriation, the number of outstanding shares was incorrectly reported in each of the Company’s quarterly reports on Form 10-Q for fiscal 2009, including the Original Filing and have been corrected in this Second Amendment.

The following tables show the specific effects of the restatement on the consolidated financial statements as of and for the three month period ended December 31, 2008:

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

December 31, 2008

	December 31,		December 31,
	2008		2008
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Assets
Current Assets:
Cash and cash equivalents	$206,510		$206,510
Accounts receivable, net	2,524,378		2,524,378
Inventories	4,739,925		4,739,925
Income taxes receivable	20,741		20,741
Deferred income taxes	433,886	194,000	627,886
Prepaid expenses and other	106,679	—	106,679
Total current assets	8,032,119	194,000	8,226,119

Property, plant, and equipment, net	11,292,082		11,292,082
Intangible assets, net	201,999		201,999
Goodwill	4,890,146		4,890,146
Other assets	26,500		26,500
Total assets	$24,442,846	$194,000	$24,636,846

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$180,030		$180,030
Accrued interest payable	2,567		2,567
Accrued expenses	626,054	—	626,054
Bank line of credit	750,000		750,000
Current portion of bank notes payable	823,437		823,437
Current portion of deferred gain	166,524		166,524
Total current liabilities	2,548,612	—	2,548,612
Long-Term Liabilities:
Bank notes payable, less current portion	3,762,802		3,762,802
Deferred gain, less current portion	152,647		152,647
Deferred income taxes	2,558,002	—	2,558,002
Total long term liabilities	6,473,451	—	6,473,451

Total liabilities	9,022,063	—	9,022,063
Stockholders’ Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,072,307 shares issued and outstanding, net of treasury stock	748		748
Additional paid-in capital	14,767,833	—	14,767,833
Retained Earnings	3,803,838	(376,000)	3,427,838
Treasury stock, at cost, 1,410,730 shares	(3,151,636)	570,000	(2,581,636)
Total stockholders’ equity	15,420,783	194,000	15,614,783

Total liabilities and stockholders’ equity	$24,442,846	$194,000	$24,636,846

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2008		2008
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Revenues:
Net sales	$4,309,053	$—	$4,309,053
Freight income	24,561		24,561

Total revenues	4,333,614		4,333,614

Cost of goods sold	(2,917,578)		(2,917,578)
Inventory adjustment	—		—

Gross profit	1,416,036		1,416,036

Selling, general, and administrative expenses	(883,982)		(883,982)
Goodwill impairment	—		—
Fraud expense	—	(570,000)	(570,000)

Income from operations	532,054	(570,000)	(37,946)

Other Income (Expense):
Interest expense	(85,560)		(85,560)
Interest income	684		684
Gain on sale of assets	38,216		38,216
Miscellaneous	(25)		(25)

Total other income (expense)	(46,685)	—	(46,685)

Income before provision for (benefit from) income taxes	485,369	(570,000)	(84,631)

Provision for (benefit from) income taxes	103,263	(194,000)	(90,737)

Net income (loss)	$382,106	$(376,000)	$6,106

Weighted average shares of common stock outstanding:
Basic	5,687,818	335,247	6,023,065

Diluted	5,687,818	335,247	6,023,065

Earnings per common share:
Basic	$0.07	$(0.07)	$0.00

Diluted	$0.07	$(0.07)	$0.00

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2008		2008
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Cash Flows from Operating Activities:
Net income	$382,106	$(376,000)	$6,106

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	205,235		205,235
Amortization	1,475		1,475
Inventory reserve	9,000		9,000
Share-based Expense	38,500	—	38,500
Gain on sale of equipment	(23,236)		(23,236)
Goodwill impairment	—		—
Change in:			—
Accounts receivable, net	411,270		411,270
Inventories	348,763		348,763
Taxes receivable	(5,961)		(5,961)
Prepaid expenses and other	116,241	—	116,241
Accounts payable	(397,249)		(397,249)
Deferred income taxes	109,224	(194,000)	(84,776)
Accrued expenses	(95,154)	—	(95,154)
Income taxes payable	—		—
Accrued interest payable	(1,304)		(1,304)

Net cash provided by operating activities	1,098,910	(570,000)	528,910

Cash Flows from Investing Activities:
Purchase of equipment	(59,343)		(59,343)
Purchase of intangible assets	(4,295)		(4,295)
Proceeds from sale of equipment	(7,000)		(7,000)

Net cash used in investing activities	(70,638)	—	(70,638)

Cash Flows from Financing Activities:
Payments on bank notes payable	(196,338)		(196,338)
Bank Line of Credit, net	(250,000)	—	(250,000)
Purchase of treasury stock	(570,000)	570,000	—

Net cash used in financing activities	(1,016,338)	570,000	(446,338)

Net change in cash and cash equivalents	11,934	—	11,934

Cash and cash equivalents, beginning of period	194,576		194,576

Cash and cash equivalents, end of period	$206,510	$—	$206,510

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2008		2008
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$86,864		$86,864

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock and Options for payment of CEO	$16,500		$16,500

Issuance of common stock for payment of consultant fees	$22,500		$22,500

See accompanying notes to the condensed consolidated financial statements.

3. Inventories:

The major components of inventories at December 31, 2008 are as follows:

Raw materials	$2,284,037
Work in progress	213,823
Finished goods	2,242,065

Total inventories	$4,739,925

4. Earnings (Loss) Per Share:

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if warrants to issue common stock were exercised. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended December31, 2008 and 2007:

	For the three months ended December 31, 2008
	Income	Shares	Per-share
	(numerator)	(denominator)	amount

Basic EPS
Income available to common stockholders	$6,106	6,023,065	$.00

Effect of Dilutive Securities Warrants	—	—	—

Diluted EPS
Income available to common stockholders	$6,106	6,023,065	$.00

	For the three months
	ended December 31, 2007
	Income	Shares	Per-share
	(numerator)	(denominator)	amount

Basic EPS
Income available to common stockholders	$734,558	6,645,647	$0.11

Effect of Dilutive Securities Warrants	—	—

Diluted EPS
Income available to common stockholders	$734,558	6,645,647	$0.11

5. Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates operating profit by segment by direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes. The Company has four operating segments that assemble, manufacture, and sell a variety of products: ATV Accessories, Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing. ATV Accessories is engaged in the design, assembly, and sale of ATV accessories such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters. Plastic Wheel Covers manufactures and sells injection-molded plastic wheel covers for vehicles such as golf cars, light-duty trailers, and lawn mowers. Weekend Warrior is engaged in the design, assembly, and sale of ATV and utility vehicle accessories that includes lawnmowers, spreaders, sprayers, tillage equipment, and a newly patented universal plow system. Contract Manufacturing is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing Original Equipment Manufacturers (OEM) and other businesses. The significant accounting policies of the operating segments are the same as those described in Note 1 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K and 10-K/A for the year ended September 30, 2008.

The following is a summary of certain financial information related to the four segments during the three months December 31, 2008 and 2007:

ATV ACCESSORIES - Three Months Ended December 31, 2008 and 2007

	Three Months Ended Dec 31, 2008	Three Months Ended Dec 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Revenue	$4,094,462	$4,224,679	$(130,217)	(3.08)%
Cost of goods sold	$1,925,186	$1,751,875	$173,311	9.89%
Gross profit	$2,169,276	$2,472,804	$(303,527)	(12.27)%
Gross profit %	53.0%	58.5%		(5.5)%

PLASTIC WHEEL COVERS - Three Months Ended Dec 31, 2008 and 2007

	Three Months Ended Dec 31, 2008	Three Months Ended Dec 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Revenue	$109,117	$420,687	$(311,570)	(74.0)%
Cost of goods sold	$39,649	$169,192	$(129,543)	(76.5)%
Gross profit	$69,468	$251,495	$(182,027)	(72.3)%
Gross profit %	63.7%	59.8%		3.9%

WEEKEND WARRIOR - Three Months Ended Dec 31, 2008 and 2007

	Three Months Ended Dec 31, 2008	Three Months Ended Dec 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Revenue	$73,829	$80,068	$(6,239)	(7.79)%
Cost of goods sold	$60,388	$41,797	$18,591	44.5%
Gross profit	$13,441	$38,271	$(24,830)	(64.9)%
Gross profit %	18.2%	47.8%		(29.6)%

CONTRACT MANUFACTURING - Three Months Ended Dec 31, 2008 and 2007

	Three Months Ended Dec 31, 2008	Three Months Ended Dec 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Revenue	$296,599	$455,893	$(159,294)	(34.9)%
Cost of goods sold	$192,613	$192,980	$(367)	(.2)%
Gross profit	$103,986	$262,913	$(158,927)	(60.4)%
Gross profit %	35.1%	57.7%		(22.6)%

The following is a summary of the Company’s revenue in different geographic areas during the three months ended December 31, 2008 and 2007:

GEOGRAPHIC REVENUE - Three Months Ended Dec 31, 2008 and 2007

Country	Three Months Ended Dec 31, 2008	Three Months Ended Dec 31, 2007	Increase (Decrease) $	Increase (Decrease) %

United States	$3,887,605	$4,540,560	$(652,955)	(14.3)%
All Other Countries	$446,009	$460,998	$(14,989)	(3.2)%

As of December 31, 2008, all of the Company’s long-lived assets are located in the United States of America. ATV Accessories sales to major customers which exceeded 10% of net revenues, accounted for approximately 30.4% and 15.0% of net revenue for three months ending December 31, 2008 and approximately 23.8% and 10.0% of revenue for three months ending December 31, 2007.   Plastic Wheel Covers, Weekend Warrior, and Contract Manufacturing did not have sales to any individual customer greater than 10% of net revenues during the three months ended December 31, 2008 or 2007

6. Stock Based Compensation:

During the quarter ended December 31, 2008, the Company adopted Statement on Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.

The Company adopted SFAS No. 123(R) using the modified prospective method of transition which requires compensation expense related to share based payments to be recognized beginning on the adoption date over the requisite service period, generally the vesting period, and over the remaining service period for the unvested portion of awards granted prior.

The June 2008 President’s Executive Employment Agreement provides for the grant of 50,000 shares of stock in the Company, vesting over a three year period. At the end of the first and second full year of employment, the President shall become vested in and receive 16,666 shares of stock each year. At the completion of the President’s third full year of employment, he shall become vested in and receive the final 16,668 shares of stock.  Total compensation expense recognized during the three month period ended December 31, 2008 as $6,875.  As of December 31, 2008, there was $61,875 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a three year period.

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

Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of the grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, the Company uses the lattice valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms.

The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the three-month periods ended December 31, 2008 and 2007:

	Three months ended December 31,
	2008	2007
Expected stock price volatility	40%	—
Risk-free interest rate	3%	—
Expected life of options	3 yrs	—
Expected annual dividends	0%	—

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

The following table lists stock option activity for the three-month period ended December 31, 2008:

	Options	Price	Extended Value
Outstanding at September 30, 2008
Granted	500,000	$1.68	$840,000
Exercised	—	$—	$—
Canceled	—	$—	$—

Outstanding at December 31, 2008	500,000	$1.68	$840,000
Options vested and exercisable at December 31, 2008	500,000	$1.68	$840,000

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

Stock-based compensation expense related to stock options and restricted shares recorded in the Company’s condensed consolidated statements of operations was allocated as follows:

	Three months ended December 31,
	2008	2007

Cost of Sales	$—	$—

Selling, General and Administrative Expense	$16,000	$—

Research and Development Expense	$—	$—

Stock-Based Compensation Expense before Income Tax	$16,000	$—

Less:Income Tax Benefit	$5,760	$—

Net Stock-Based Compensation Expense after Income Tax	$10,240	$—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our consolidated financial statements as of September 30, 2008, and the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K and 10-K/A for the year ended September 30, 2008.

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

Allowance for Doubtful Accounts - The Company maintains an allowance  for doubtful accounts for estimated losses resulting from the  inability of its customers to make required payments.  If the  financial condition of the Company’s customers were to deteriorate,  resulting in an impairment of their ability to make payments,  additional allowance may be required.

Inventories - Inventories are stated at the lower of cost or market, using the weighted average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Management regularly reviews inventory quantities on hand, future product demand and the estimated utility of our inventory. If the review indicates a reduction in utility below carrying value, management would reduce the Company’s inventory to a new cost basis through a charge to cost of goods sold.

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

Goodwill and Other Intangibles - Goodwill and other intangible assets are reviewed and assessed for impairment at least annually or when indicators of potential impairment exist, using a fair-value based approach.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

In accordance with ASC 360, the Company evaluated its long-lived assets and other intangible assets, using an undiscounted cash flow analysis prior to evaluating goodwill.  This analysis supported the carrying value of the long-lived assets and other intangible assets, but would only support a minimal amount of goodwill.  Therefore, management determined that no impairment was necessary of the long-lived assets and other intangible assets.

In evaluating goodwill, the Company evaluated the market capitalization at December 31, 2008 and performed an evaluation based on multiples of earnings and discounted cash flow analysis as evidence of the fair value of the entity.  It was determined that the fair value exceeded the carrying amount of goodwill, and accordingly, the Company did not take an impairment charge..

The Company’s analysis uses significant estimates in the evaluation of long-lived assets, other intangibles, and goodwill, such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin.  It is reasonably possible that our estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets and other intangibles

Accrued Warranty Costs - The Company records a liability for the  expected cost of warranty-related claims as its products are sold.  The Company provides a one-year warranty on all of its products except  the snowplow blade, which has a limited lifetime warranty.  The amount  of the warranty liability accrued reflects the Company’s estimate of  the expected future costs of honoring its obligations under the  warranty plan.  The estimate is based on historical experiences and  known current events.  If future estimates of expected costs were to  be less favorable, an increase in the amount of the warranty liability  accrued may be required.

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

OVERALL RESULTS OF OPERATIONS - Three Months Ended December 31, 2008 and 2007

	Three Months Ended Dec. 31, 2008	Three Months Ended Dec. 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Revenue	$4,333,614	$5,001,559	$(667,945)	(13.4)%
Cost of goods sold	$2,917,578	$2,986,229	$68,651	2.3%
Gross profit	$1,416,036	$2,015,329	$599,293	(29.7)%
Gross profit %	32.7%	40.3%		(7.6)%

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

	Three Months Ended Dec. 31, 2008	Three Months Ended Dec. 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Selling, general and administrative expenses	$883,982	$1,025,251	$(141,269)	(13.8)%

As a percentage of revenue, selling, general, and administrative  expenses were 20.4% for the three months ended December 31, 2008  compared to 20.5% for the three months ended December 31, 2007.

In addition to the selling, general and administrative expenses, the Company recorded $570,000 in fraud expense for the three months ending December 31, 2008, due to the misappropriation of funds as discussed in Note 2 to the condensed consolidated financial statements.

The  significant changes in operating expenses for the first quarter of  fiscal 2009 as compared to the first quarter of fiscal 2008 were;

	Increase (Decrease) $	Increase (Decrease) %
Advertising	$(84,480)	(84.2)%
Commissions	$(27,249)	(66.2)%
Warranty	$(3,874)	(17.9)%
Other professional fees	$22,308	265.9%
Lease expense	$21,239	88%

The decrease in  commission expense was a result of the decrease in revenues during the  first quarter of fiscal 2009 in the ATV Accessories business segment.  Warranty expense increased for the three months ended December 31,  2008, as compared to the three months ended December 31, 2007. Other  professional fees increased for the three months ended December 31,  2008, as compared to the three months ended December 31, 2007, due to  additional consulting work related to the Company’s Sarbanes-Oxley Act  compliance initiatives.  The increase in lease expense was due to the  sale and subsequent leasing back of the Company’s Milford facility, as  described elsewhere in this filing.

	Three Months Ended Dec. 31, 2008	Three Months Ended Dec. 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Interest and miscellaneous income	$684	$11,423	$(10,793)	(94.0)%
Gain on sale of assets	$38,216	$238,432	$(200,216)	(83.9)%
Interest expense	$85,560	$89,283	$(3,723)	(4.2)%

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

Looking ahead to the second quarter of fiscal 2009, we project growth  in revenues as new products, new markets, and effective marketing  initiatives continue to be the focus of management and the entire  Company.  The company anticipates gross profits will be within the  range of 25% to 30% of revenue as profitability will continue to be  impacted by raw steel and other metal parts.  Management has, and  will, continue to seek out and implement production efficiencies and  cost reduction initiatives wherever possible and will pass as much of  the net input costs increases on to its customers as possible.  Remaining competitive in the markets we are in and maintaining our  strong market shares within those markets may hinder management’s  ability to pass on the full amount of our net input costs increases.  We project selling, general and administrative expenses during the  remainder of fiscal 2009 to be 20-25% of total revenue as we continue  our focus on cost reduction initiatives, launching new products and  maximizing the efficiencies the recently implemented new accounting  and manufacturing software provides us, all while maintaining a  consistent level of administrative support.

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

ATV ACCESSORIES - Three Months Ended December 31, 2008 and 2007

	Three Months Ended Dec 31, 2008	Three Months Ended Dec 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Revenue	$4,094,462	$4,224,679	$(130,217)	(3.08)%
Cost of goods sold	$1,925,186	$1,751,875	$173,311	9.89%
Gross profit	$2,169,276	$2,472,804	$(303,527)	(12.27)%
Gross profit %	53.0%	58.5%		(5.5)%

The decrease in ATV Accessories revenue for the first quarter of  fiscal 2009 reflects the continued growth of our blade sales but with  some decline in sales of our parts categories compared to the prior  year. There was a minor decrease in gross profit as a percentage of  revenue, which was mainly attributable to an increase in raw material  costs.  The company experienced significant increases in the costs of  raw steel and metal purchased parts.  While the company implemented a  significant price increase of its own, the full increase was not able  to be realized within this business segment due to existing market  conditions.  To remain competitive and to maintain, or grow market  share, the company was not able to pass on the full price increase to  its distributors. Management has, and will, continue to seek out and  implement production efficiencies and cost reduction initiatives  wherever possible and will pass as much of the net input costs  increases on to its customers as possible going forward.  Remaining  competitive in the ATV Accessory market and maintaining our strong  market share within this market may hinder management’s ability to  pass on the full amount of our net input costs increases.

PLASTIC WHEEL COVERS - Three Months Ended Dec 31, 2008 and 2007

	Three Months Ended Dec 31, 2008	Three Months Ended Dec 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Revenue	$109,117	$420,687	$(311,570)	(74.0)%
Cost of goods sold	$39,649	$169,192	$(129,543)	(76.5)%
Gross profit	$69,468	$251,495	$(182,027)	(72.3)%
Gross profit %	63.7%	59.8%		3.9%

The decrease in Wheel Cover revenues can be attributed to a decrease  in sales to OEMs. Management is also pursuing and evaluating new  markets that our plastics division can produce parts for to further  broaden and grow this business segments revenue.

WEEKEND WARRIOR - Three Months Ended Dec 31, 2008 and 2007

	Three Months Ended Dec 31, 2008	Three Months Ended Dec 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Revenue	$73,829	$80,068	$(6,239)	(7.79)%
Cost of goods sold	$60,388	$41,797	$18,591	44.5%
Gross profit	$13,441	$38,271	$(24,830)	(64.9)%
Gross profit %	18.2%	47.8%		(29.6)%

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

CONTRACT MANUFACTURING - Three Months Ended Dec 31, 2008 and 2007

	Three Months Ended Dec 31, 2008	Three Months Ended Dec 31, 2007	Increase (Decrease) $	Increase (Decrease) %
Revenue	$296,599	$455,893	$(159,294)	(34.9)%
Cost of goods sold	$192,613	$192,980	$(367)	(.2)%
Gross profit	$103,986	$262,913	$(158,927)	(60.4)%
Gross profit %	35.1%	57.7%		(22.6)%

The decrease in revenue was due to a decrease in business with current  customers.  With ample production capacity and unique fabrication and  painting capabilities, management believes that increasing the  fabrication of parts and the manufacture of products to other OE  manufacturers and businesses will provide the company with a  significant source of revenue in quarters traditionally slow for our  main ATV Accessories business segment. Gross margin decreased as a  percentage of revenue as significant increases in the costs of raw  steel impacted the cost of materials for the quarter ended December  31, 2008.  Management chose to honor the prices quoted to its  customers in the early part of the fiscal quarter and then moved to  repricing parts as raw steel costs failed to plateau or fall.  Adjusting pricing to pass on the steel cost increases will take time  as management’s long standing procedures provide for repricing parts  to customers on 90 day cycles.  During the second quarter, much of the  repricing should occur to allow the company to improve the gross  margins for this business segment.  However, just as is the case for  the ATV Accessories business segment, market conditions for the  Contract Manufacturing segment may not allow the company to pass on  the full input costs increases to its customers as maintaining market  share and remaining competitive within the geographic region the  company competes for work in is key to the long term success of this  business segment.

GEOGRAPHIC REVENUE - Three Months Ended Dec 31, 2008 and 2007

Country	Three Months Ended Dec 31, 2008	Three Months Ended Dec 31, 2007	Increase (Decrease) $	Increase (Decrease) %
United States	$3,887,605	$4,540,560	$(652,955)	(14.3)%
All Other Countries	$446,009	$460,998	$(14,989)	(3.2)%

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

Cash and cash equivalents were $206,510 as of December 31, 2008, compared to $194,576 as of September 30, 2008.  Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

In the three months ended December 31, 2008, we made approximately $59,000 in capital expenditures, received approximately $7,000 from  the sale of capital equipment, and paid approximately $196,000 of  long-term debt principal.  By the end of fiscal 2009 management expects total capital expenditures to approximate $200,000.

Working Capital

Net working capital was $5,677,507 at December 31, 2008, compared to $5,531,102 at September 30, 2008.  The decrease in working capital was primarily due to the net change in sales and gross margins.

Liquidity and Capital Resources

	Balance Dec 31, 2008	Balance Sep. 30, 2008	Increase/ (Decrease)	Percent Change
Cash and cash equivalents	$206,510	$194,576	$11,934	6.1%
Accounts receivable	$2,524,378	$2,935,647	$(411,269)	(14.0)%
Inventories	$4,739,925	$5,110,499	$(370,574)	(7.3)%
Prepaid expenses	$106,679	$209,617	$(102,938)	(19.1)%
Deferred income tax	$627,886	$345,920	$281,966	81.5%
Accounts payable	$180,030	$577,278	$(397,249)	(68.8)%
Accrued expenses	$626,053	$721,211	$(95,151)	(13.2)%
Bank line of credit	$750,000	$1,000,000	$(250,000)	(25.0)%
Current portion of Bank notes payable	$823,437	$811,053	$12,384	1.5%
Current portion of deferred gain	$166,524	$166,524	$—	0.0%

Long-Term Debt

On May 13, 2008, the Company and its commercial lender modified  the original secured credit agreement dated August 21, 2001.  Under  the terms of the modification agreement to the secured credit  agreement, Note One and Note Two were modified to change their fixed  interest rates from 7.375% per annum to 6.125% per annum.  Under the  terms of the new amendment to the secured credit agreement, Note One  and Note Two were amended.  The Notes, going forward, are payable in  monthly installments from May 2008 until April 2018, for Note One  and until April 2011, for Note Two, which include principal and  interest (6.125% as of December 31, 2008, and 7.375% as of December  31, 2007) for Note One and principal and interest (6.125% as of  December 31, 2008, and 7.375% as of December 31, 2007) for Note Two,  with a final payment upon maturity on April 25, 2017, for Note One and  April 25, 2011 for Note Two.  The interest rate is fixed for Note Two  and is fixed for Note One until April 2011, after which the interest  rate will be reset to prime + 0.50% every 60 months.  However, the  interest rate for Note One can never exceed 10.5% or be lower than  5.5%.  The monthly payment is $33,449 and $42,049 for Note One and  Note Two, respectively.  At December 31, 2008 and 2007, $2,833,679 and  $3,050,952, respectively, were outstanding for Note One and $1,089,800  and $1,517,447, respectively, were outstanding for Note Two.  Additionally, any proceeds from the sale of stock received from the  exercise of warrants are to be applied to any outstanding balance on  the Notes or the Line of Credit described below.

On May 13, 2008, the Company and its commercial lender entered  into a note payable agreement.  Under the terms of the Note, the Note  is payable in monthly installments from May 2008 until April 2013, which includes principal and interest (6.125% as of December 31, 2008), with a final payment upon maturity on April 25, 2013.  The  interest rate is fixed for the term of the Note.  The monthly payment  is $14,567.  At December 31, 2008, $662,761 was outstanding.  The Note  is collateralized by the company’s new 4000 watt laser cutting system  asset.

Line of Credit

On April 28, 2006, the Company and its commercial lender  amended the original secured credit agreement dated August 21, 2001.  Under the terms of the amended secured credit agreement, the Company  has a Line of Credit for the lesser of $1,000,000 or 80% of eligible  accounts receivable and 35% of eligible inventory.  The Line of Credit  bears interest at prime plus 0.50% (5.5% at December 31, 2008) and is collateralized by all of the Company’s assets.  The variable interest  rate can never exceed 10.5% or be lower than 5.5%.  The Line of Credit  matured on December 31, 2008.  At December 31, 2008, $750,000 was  outstanding on the Line of Credit and there was no balance outstanding  on the Line of Credit as of December 31, 2007. The line was extended  by agreement between the Company and the bank for a period of 60 days,  which was subsequently extended to June 1, 2009.

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

Warrants

The Company has 40,000 previously issued warrants outstanding  to purchase one share of the Company’s common stock per warrant at $4.00 per share which do not expire until June 9, 2010.  For the three months ended December 31, 2008, none of the 40,000 warrants were exercised.  The proceeds, if exercised, are to be applied to the outstanding balance on the Notes.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2010.

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Jeffrey M. Tetzlaff
Jeffrey M. Tetzlaff
President and Chief Executive Officer, and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Jeffrey M. Tetzlaff	President, Chief Executive Officer and	May 17 , 2010
Jeffrey M. Tetzlaff	Director (principal executive officer)

/s/ Robert Davis	Interim Chief Financial Officer, Treasurer, Secretary and	May 17, 2010
Robert Davis	Director (principal financial and accounting officer)

/s/ Paul DeShaw	Director	May 17, 2010
Paul DeShaw

/s/ Daniel Thralow	Director	May 17, 2010
Daniel Thralow