Form 10-Q/A
period 2009-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2010-05-17
CIK 1157758

QUARTERLY REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of March 31, 2009 was 6,072,307

Explanatory Note

This amendment to our quarterly report on Form 10-Q/A (this “Amendment”) is being filed to amend our quarterly report on Form 10-Q for the quarter ended March 31, 2009, which was originally filed on May 15, 2009 (the “Original Filing”).  The consolidated financial statements for the three and six months ended March 31, 2009 and related disclosures in this Amendment have been restated in accordance with the changes described below.  The principal reason for the restatement is the correction and reclassification of information due to the previously discovered and disclosed misappropriation by the former Chairman of the Company’s Board.  In the process of completing the restatement, the Company has made some additional changes to correct certain small mathematical errors, as well as correcting the disclosure regarding inventory made in Note 3 to our condensed consolidated financial statements to reflct comments received from the staff of the SEC.  All of the changes to the financial statements as a result of theis restatement are more fully reflected in the tables included at Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 “Unaudited Financial Statements” of this Amendment.

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

Mr. L.G. Hancher, Jr., the then-Chairman of the Company’s Board of Directors and Audit Committee, had recommended the Stock Buyback and had undertaken to complete it on the Company’s behalf.  Mr. Hancher had previously reported to the Company and its auditors that he had completed the Stock Buyback on the terms disclosed in the Company’s filings.

In the process of investigating matters relating to the Stock Buyback, a number of irregularities surrounding the purported transactions surfaced.  In response to ongoing inquiries from management for appropriate documentation on the use of $570,000 in cash provided by the Company to complete the Stock Buyback, on January 6, 2010, the Company received a letter from Mr. Hancher that stated $400,000 of the funds advanced to him by the Company were not used to purchase shares of Company stock.  The Company continues to work to recover all of the amounts misappropriated, but any such recoveries will impact subsequent periods and will be reported for the periods in which such recoveries occur.

The funds reported as used for the Stock Buyback have been re-characterized as fraud expense.   Also as a result of the misappropriation, the number of outstanding shares was incorrectly reported in each of the Company’s quarterly reports on Form 10-Q for fiscal 2009, including the Original Filing, and have been corrected in this Amendment.

In addition, during the fiscal quarter ended March 31, 2009, as part of this purported Stock Buyback transaction, Mr. Hancher directed the Company to pay $50,000 to a consulting brokerage firm.  These funds were originally recorded as a prepaid expense, and were purportedly to be used to pay future legal and other advisory costs.  As a result of the Company’s investigation of this entire matter, management has determined that the $50,000 in prepaid expenses also should be recharacterized as fraud expense.

In this Amendment, the Company also has reclassified some stock-based compensation to its outside directors.   Mr. Hancher was responsible for issuing stock-based compensation to the other directors in accordance with the Company’s approved plan.  However, as part of the investigation, it was discovered that some of the shares that Mr. Hancher was to issue were not in fact issued.  Consequently, we corrected the stock-based compensation by correcting the additional paid-in capital and accrued expense accounts, each by the amount of $6,000, to correct the previous misstatement.

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

Cycle Country Accessories Corp.

Part I   Financial Information

Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$477,571	$194,576
Accounts receivable, net	362,393	2,935,647
Inventories	4,609,729	5,110,499
Income taxes receivable	204,490	14,780
Deferred income taxes	759,933	345,920
Prepaid expenses and other	118,288	209,617
Total current assets	6,532,404	8,811,039

Property, plant, and equipment, net	11,132,214	11,449,369
Intangible assets, net	184,491	177,812
Goodwill	4,890,146	4,890,146
Other assets	44,375	48,363
Total assets	$22,783,630	$25,376,729

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$194,695	$577,278
Accrued interest payable	5,220	3,871
Accrued expenses	516,607	721,211
Bank line of credit	—	1,000,000
Current portion of bank notes payable	848,095	811,053
Current portion of deferred gain	166,524	166,524
Total current liabilities	1,731,141	3,279,937
Long-Term Liabilities:
Bank notes payable, less current portion	3,535,246	3,971,525
Deferred gain, less current portion	111,016	194,278
Deferred income taxes	2,558,002	2,360,812
Total long term liabilities	6,204,264	6,526,615

Total liabilities	7,935,405	9,806,552
Stockholders’ Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,072,307 shares issued and outstanding as of March 31, 2009 and September 30, 2008 net of treasury stock	748	743
Additional paid-in capital	14,783,836	14,729,338
Retained Earnings	2,645,277	3,421,732
Treasury stock, at cost, 1,410,730 shares	(2,581,636)	(2,581,636)
Total stockholders’ equity	14,848,225	15,570,177

Total liabilities and stockholders’ equity	$22,783,630	$25,376,729

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$1,583,236	$3,891,738
Freight income	28,016	19,946

Total revenues	1,611,252	3,911,684

Cost of goods sold	(1,692,352)	(2,374,966)

Gross profit	(81,100)	1,536,718

Selling, general, and administrative expenses	(936,936)	(1,162,675)
Goodwill impairment	—	—
Fraud expense	(50,000)	—

Income from operations	(1,068,036)	374,043

Other Income (Expense):
Interest expense	(101,634)	(80,111)
Interest income	829	7,686
Gain on sale of assets	41,498	42,157
Miscellaneous	3,092	34,189

Total other income (expense)	(56,216)	3,921

Income (Loss) before provision for (benefit from) income taxes	(1,124,252)	377,964

Provision for (benefit from) income taxes	(341,692)	146,064

Net income (loss)	$(782,560)	$231,900

Weighted average shares of common stock outstanding:
Basic	6,072,307	6,006,415

Diluted	6,072,307	6,006,415

Earnings per common share:
Basic	$(0.13)	$0.04

Diluted	$(0.13)	$0.04

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Six Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$5,892,289	$8,869,932
Freight income	52,578	43,310

Total revenues	5,944,867	8,913,242

Cost of goods sold	(4,609,930)	(5,361,194)

Gross profit	1,334,937	3,552,048

Selling, general, and administrative expenses	(1,820,919)	(2,187,927)
Fraud Expense	(620,000)	—

Income from operations	(1,105,982)	1,364,121

Other Income (Expense):
Interest expense	(187,194)	(169,395)
Interest income	1,512	17,318
Gain on sale of assets	79,714	280,589
Miscellaneous	3,067	35,981

Total other income (expense)	(102,901)	164,493

Income before provision for (benefit from) income taxes	(1,208,883)	1,528,614

Provision for (benefit from) income taxes	(432,428)	(562,157)

Net income (loss)	$(776,455)	$966,457

Weighted average shares of common stock outstanding:
Basic	6,047,307	6,328,471

Diluted	6,047,307	6,328,471

Earnings per common share:
Basic	$(.13)	$0.15

Diluted	$(.13)	$0.15

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(776,455)	$966,457

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	415,931	385,649
Amortization	2,951	2,906
Inventory reserve	9,000	18,000
Share-based expense	54,500	127,495
Gain on sale of equipment	(79,714)	(280,046)
Change in:	—
Accounts receivable, net	2,573,255	1,070,412
Inventories	491,770	(1,482,548)
Taxes receivable	(189,710)	—
Prepaid expenses and other	95,317	(228,640)
Accounts payable	(382,583)	472,538
Deferred income taxes	(216,823)	—
Accrued expenses	(204,604)	(80,312)
Income taxes payable	—	365,434
Accrued interest payable	1,349	(971)

Net cash provided by operating activities	1,794,184	1,336,373

Cash Flows from Investing Activities:
Purchase of equipment	(109,813)	(250,642)
Purchase of intangible assets	(9,630)	—
Proceeds from sale of equipment	7,491	9,120

Net cash used in investing activities	(111,952)	(241,522)

Cash Flows from Financing Activities:
Payments on bank notes payable	(399,237)	(306,621)
Bank Line of Credit, net	(1,000,000)	—

Net cash used in financing activities	(1,399,237)	(306,621)

Net change in cash and cash equivalents	282,995	788,230

Cash and cash equivalents, beginning of period	194,576	454,848

Cash and cash equivalents, end of period	$477,571	$1,243,078

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$158,099	$170,366

Income taxes	$—	$196,722

Supplemental schedule of non-cash investing and financing activities:

Fixed assets in accounts payable	$—	$759,491

Acquisition of common stock from sale of property, plant, and equipment	$—	$2,581,636

Issuance of common stock for payment of CEO bonus	$—	$25,000

Issuance of stock and Options for payment of CEO	$32,000	$—

Issuance of common stock for payment of consultant fees	$22,500	$91,500

Issuance of common stock for payment of director fees	$—	$11,000

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

2.             Restatement

In January 2010, the Company determined it would need to restate its condensed consolidated financial statements for the three months and six months ended March 31, 2009.  The Company originally reported the acquisition by the Company of 747,250 shares of its own stock at an average cost of $.72 per share price for a total cost of $570,000 in cash during the first fiscal quarter ending December 31, 2008 (the “Stock Buyback”) of fiscal 2009.  In the process of completing the audit of its financial statements for the fiscal year ended September 30, 2009, the Company was unable to obtain satisfactory documentation confirming the Stock Buyback.

Mr. L.G. Hancher, Jr. the then-Chairman of the Company’s Board of Directors and Audit Committee, had recommended the Stock Buyback and had undertaken to complete it on the Company’s behalf.  Mr. Hancher had previously reported to the Company and its auditors that he had completed the Stock Buyback on the terms disclosed in the Company’s filings.

In the process of investigating matters relating to the Stock Buyback, a number of irregularities surrounding the purported transactions surfaced.  In response to ongoing inquiries from management for appropriate documentation on the use of $570,000 in cash provided by the Company to complete the Stock Buyback, on January 6, 2010, the Company received a letter from Mr. Hancher that stated $400,000 of the funds advanced to him by the Company were not used to purchase shares of Company stock.  The Company continues to work to recover all of the amounts misappropriated, but any such recoveries will impact subsequent periods and will be reported for the periods in which such recoveries occur.

The funds reported as used for the Stock Buyback have been re-characterized as fraud expense in this Amendment.  Also as a result of the misappropriation, the number of outstanding shares was incorrectly reported in each of the Company’s quarterly reports on Form 10-Q for fiscal 2009, including the Original Filing, and have been corrected in this Amendment.

In addition, during the quarter ended March 31, 2009, as part of this purported Stock Buyback transaction, Mr. Hancher directed the Company to pay $50,000 to a consulting brokerage firm.  These funds were originally recorded as a prepaid expense, and were purportedly to be used to pay future legal and other advisory costs.  As a result of the Company’s investigation of this entire matter, management has determined that the $50,000 in prepaid expenses also should be treated as fraud expense.

In this amendment, the Company has reclassified some stock-based compensation to its outside directors.   Mr. Hancher was responsible for issuing stock-based compensation to the other directors in accordance with the Company’s approved plan.  However, as part of the investigation, it was discovered that some of the shares that Mr. Hancher was to issue were not in fact issued.  Consequently, we corrected the stock-based compensation by correcting the additional paid-in capital and accrued expense accounts, each by the amount of $6,000, to correct the previous misstatement.

The following tables show the specific effects of the restatement on the consolidated financial statements as of and for the three and six month period ended March 31, 2009:

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

	March 31,		March 31,
	2009		2009
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Assets
Current Assets:
Cash and cash equivalents	$477,571	$—	$477,571
Accounts receivable, net	362,393		362,393
Inventories	4,609,729		4,609,729
Income taxes receivable	204,490	—	204,490
Deferred income taxes	548,933	211,000	759,933
Prepaid expenses and other	168,288	(50,000)	118,288
Total current assets	6,371,404	161,000	6,532,404

Property, plant, and equipment, net	11,132,214		11,132,214
Intangible assets, net	184,491		184,491
Goodwill	4,890,146		4,890,146
Other assets	44,375		44,375
Total assets	$22,622,630	$161,000	$22,783,630

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$194,695	$—	$194,695
Accrued interest payable	5,220		5,220
Accrued expenses	510,607	6,000	516,607
Bank line of credit	—		—
Current portion of bank notes payable	848,095		848,095
Current portion of deferred gain	166,524		166,524
Total current liabilities	1,725,141	6,000	1,731,141
Long-Term Liabilities:
Bank notes payable, less current portion	3,535,246		3,535,246
Deferred gain, less current portion	111,016		111,016
Deferred income taxes	2,558,002	—	2,558,002
Total long term liabilities	6,204,264	—	6,204,264

Total liabilities	7,929,405	6,000	7,935,405
Stockholders’ Equity:

Common stock, $.0001 par value; 100,000,000 shares authorized; 6,072,307 shares issued and outstanding net of treasury stock	748		748
Additional paid-in capital	14,789,836	(6,000)	14,783,836
Retained Earnings	3,054,277	(409,000)	2,645,277
Treasury stock, at cost, 1,410,730 shares	(3,151,636)	570,000	(2,581,636)
Total stockholders’ equity	14,693,225	155,000	14,848,225

Total liabilities and stockholders’ equity	$22,622,630	$161,000	$22,783,630

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009		2009
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Revenues:
Net sales	$1,583,236	$—	$1,583,236
Freight income	28,016		28,016

Total revenues	1,611,252		1,611,252

Cost of goods sold	(1,692,352)		(1,692,352)

Gross profit	(81,100)		(81,100)

Selling, general, and administrative expenses	(936,936)		(936,936)
Fraud expense	—	(50,000)	(50,000)

Income from operations	(1,018,036)	(50,000)	(1,068,036)

Other Income (Expense):
Interest expense	(101,634)		(101,634)
Interest income	829		829
Gain on sale of assets	41,498		41,498
Miscellaneous	3,092		3,092

Total other income (expense)	(56,216)	—	(56,216)

Income before provision for (benefit from) income taxes	(1,074,252)	(50,000)	(1,124,252)

Provision for (benefit from) income taxes	(324,692)	(17,000)	(341,692)

Net income (loss)	$(749,560)	$(33,000)	$(782,560)

Weighted average shares of common stock outstanding:

Basic	5,327,143	745,164	6,072,307

Diluted	5,327,143	745,164	6,072,307

Earnings per common share:
Basic	$(0.14)	$0.01	$(0.13)

Diluted	$(0.14)	$0.01	$(0.13)

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Six Months Ended March 31,
	2009		2009
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Revenues:
Net sales	$5,892,289	$—	$5,892,289
Freight income	52,578		52,578

Total revenues	5,944,867		5,944,867

Cost of goods sold	(4,609,930)		(4,609,930)

Gross profit	1,334,937		1,334,937

Selling, general, and administrative expenses	(1,820,919)		(1,820,919)
Fraud expense	—	(620,000)	(620,000)

Income from operations	(485,982)	(620,000)	(1,105,982)

Other Income (Expense):
Interest expense	(187,194)		(187,194)
Interest income	1,512		1,512
Gain on sale of assets	79,714		79,714
Miscellaneous	3,067		3,067

Total other income (expense)	(102,901)	—	(102,901)

Income before provision for (benefit from) income taxes	(588,883)	(620,000)	(1,208,883)

Provision for (benefit from) income taxes	(221,428)	(211,000)	(432,428)

Net income (loss)	$(367,455)	$(409,000)	$(776,455)

Weighted average shares of common stock outstanding:

Basic	5,510,255	537,052	6,047,307

Diluted	5,510,255	537,052	6,047,307

Earnings per common share:
Basic	$(0.07)	$(0.06)	$(0.13)

Diluted	$(0.07)	$(0.06)	$(0.13)

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2009		2009
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Cash Flows from Operating Activities:
Net income	$(367,455)	$(409,000)	$(776,455)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	415,931		415,931
Amortization	2,951		2,951
Inventory reserve	9,000		9,000
Share-based Expense	60,500	(6,000)	54,500
Gain on sale of equipment	(79,714)		(79,714)
Goodwill impairment	—		—
Change in:			—
Accounts receivable, net	2,573,255		2,573,255
Inventories	491,770		491,770
Taxes receivable	(189,710)		(189,710)
Prepaid expenses and other	45,317	50,000	95,317
Accounts payable	(382,583)		(382,583)
Deferred income taxes	(5,823)	(211,000)	(216,823)
Accrued expenses	(210,604)	6,000	(204,604)
Income taxes payable	—		—
Accrued interest payable	1,349		1,349

Net cash provided by operating activities	2,364,184	(570,000)	1,794,184

Cash Flows from Investing Activities:
Purchase of equipment	(109,813)		(109,813)
Purchase of intangible assets	(9,630)		(9,630)
Proceeds from sale of equipment	7,491	—	7,491

Net cash used in investing activities	(111,952)	—	(111,952)

Cash Flows from Financing Activities:
Payments on bank notes payable	(399,237)		(399,237)
Bank Line of Credit, net	(1,000,000)		(1,000,000)
Purchase of treasury stock	(570,000)	570,000	—

Net cash used in financing activities	(1,969,237)	570,000	(1,399,237)

Net change in cash and cash equivalents	282,995	—	282,995

Cash and cash equivalents, beginning of period	194,576		194,576

Cash and cash equivalents, end of period	$477,571	$—	$477,571

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2009		2009
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$158,099		$158,099

Supplemental schedule of non-cash investing and financing activities:

Issuance of stock and Options for payment of CEO	$32,000		$32,000

Issuance of common stock for payment of consultant fees	$22,500		$22,500

Issuance of common stock for payment of director fees	$6,000	$(6,000)	$—

3.             Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method. The major components of inventories, net of the Inventory Reserve, as of March 31, 2009 are summarized as follows:

Raw materials	$1,730,642
Work in progress	149,449
Finished goods	2,729,638
Total inventories	$4,609,729

4.             Earnings Per Share:

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

	For the three months
	ended March 31, 2009
	Income (Loss)	Shares	Per-share
	(numerator)	(denominator)	amount
Basic EPS
Income (loss) available to common stockholders	$(782,560)	6,072,307	$(0.13)
Effect of Dilutive Securities Warrants	—	—
Diluted EPS
Income (loss) available to common stockholders	$(782,560)	6,072,307	$(0.13)

	For the six months
	ended March 31, 2009
	Income(Loss)	Shares	Per-share
	(numerator)	(denominator)	amount
Basic EPS
Income (loss) available to common stockholders	$(776,455)	6,047,307	$(0.16)
Effect of Dilutive Securities Warrants	—	—
Diluted EPS
Income (loss) available to common stockholders	$(776,455)	6,047,307	$(0.16)

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

The following is a summary of certain financial information related to the four segments during the three months March 31, 2009 and 2008:

ATV ACCESSORIES - Three Months Ended March 31, 2009 and 2008

	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$1,175,325	$3,050,823	$(1,875,498)	(61.48)%
Cost of goods sold	$905,881	$1,231,108	$(325,227)	(26.42)%
Gross profit	$269,444	$1,819,715	$(1,550,271)	(85.19)%
Gross profit %	22.9%	59.6%

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2009 and 2008

	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$180,042	$400,770	$(220,728)	(55.08)%
Cost of goods sold	$75,386	$200,479	$(125,093)	(62.40)%
Gross profit	$104,656	$200,291	$(95,635)	(47.74)%
Gross profit %	58.1%	49.9%

WEEKEND WARRIOR - Three Months Ended March 31, 2009 and 2008

	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$25,134	$37,139	$(12,005)	(32.33)%
Cost of goods sold	$21,991	$9,689	$12,302	126.97%
Gross profit	$3,143	$27,450	$(24,305)	(88.55)%
Gross profit %	12.5%	73.9%

CONTRACT MANUFACTURING - Three Months Ended March 31, 2009 and 2008

	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$276,415	$657,919	$(381,504)	(57.99)%
Cost of goods sold	$190,016	$401,215	$(211,199)	(52.64)%
Gross profit	$86,399	$256,704	$(170,305)	(66.34)%
Gross profit %	31.2%	39.0%

ATV ACCESSORIES - Six Months Ended March 31, 2009 and 2008

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$5,269,787	$7,275,502	$(2,005,715)	(27.57)%
Cost of goods sold	$2,831,067	$2,982,983	$(151,916)	(5.10)%
Gross profit	$2,438,720	$4,292,519	$(1,853,799)	(43.19)%
Gross profit %	46.2%	58.9%

PLASTIC WHEEL COVERS - Six Months Ended March 31, 2009 and 2008

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$289,159	$821,458	$(532,299)	(64.80)%
Cost of goods sold	$115,035	$369,672	$(254,635)	(68.88)%
Gross profit	$174,124	$451,786	$(277,662)	(61.46)%
Gross profit %	60.2%	54.9%

WEEKEND WARRIOR - Six Months Ended March 31, 2009 and 2008

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$98,963	$117,207	$(18,244)	(15.57)%
Cost of goods sold	$82,379	$51,487	$30,892	60.00%
Gross profit	$16,584	$65,720	$(49,136)	(74.76)%
Gross profit %	16.7%	56.0%

CONTRACT MANUFACTURING - Six Months Ended March 31, 2009 and 2008

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$573,014	$1,113,812	$(540,798)	(48.55)%
Cost of goods sold	$382,629	$594,195	$(211,566)	(35.60)%
Gross profit	$190,385	$519,617	$(329,232)	(63.36)%
Gross profit %	33.2%	46.6%

GEOGRAPHIC REVENUE

The following is a summary of the Company’s revenue in different geographic areas during the three months and six months ended March 31, 2009 and 2008:

GEOGRAPHIC REVENUE - Three Months Ended March 31, 2009 and 2008

Country	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

United States	$1,537,668	$3,622,688	$(2,085,020)	(57.5)%
All Other Countries	$73,584	$288,996	$(215,412)	(74.5)%

The following is a summary of the Company’s revenue in different geographic areas during the six months ended March 31, 2009 and 2008:

GEOGRAPHIC REVENUE - Six Months Ended March 31, 2009 and 2008

Country	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

United States	$5,425,273	$7,412,972	$(1,987,699)	(26.8)%
All Other Countries	$519,594	$1,164,872	$(645,278)	(55.3)%

As of March 31, 2009, all of the Company’s long-lived assets are located in the United States of America.

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

The June 2008 President’s Executive Employment Agreement provides for the grant of 50,000 shares of stock in the Company, vesting over a three year period. At the end of the first and second full year of employment, the President shall become vested in and receive 16,666 shares of stock each year. At the completion of the President’s third full year of employment, he shall become vested in and receive the final 16,668 shares of stock. Total compensation expense recognized during the three month period ended March 31, 2009 was $6,875. As of March 31, 2009, there was $55,000 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a three year period.

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

The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the three-month periods ended March 31, 2009 and 2008:

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

The following table lists stock option activity for the three-month period ended March 31, 2009:

	Options	Price	Extended Value
Outstanding at December 31, 2008
Granted	500,000	$1.68	$840,000
Exercised	—	$—	$—
Canceled	—	$—	$—

Outstanding at March 31, 2009	500,000	$1.68	$840,000

Options vested and exercisable at March 31, 2009	500,000	$1.68	$840,000

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

Stock-based compensation expense related to stock options and restricted shares recorded in the Company’s condensed consolidated statements of operations was allocated as follows:

	Three months ended March 31,
	2009	2008

Cost of Sales	$—	$—

Selling, General and Administrative Expense	$16,000	$—

Research and Development Expense	$—	$—

Stock-Based Compensation Expense before Income Tax	$16,000	$—

Less: Income Tax Benefit	$5,760	$—

Net Stock-Based Compensation Expense after Income Tax	$10,240	$—

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

Goodwill and Other Intangibles - Goodwill represents the excess of the purchase price over the fair value of the assets acquired.  The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard (SFAS) no. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires the use of a non- amortization approach to account for purchased goodwill and certain intangibles.  Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value is determined to be greater than the fair value.  The Company has reviewed the goodwill recorded at March 31, 2009 and found no impairment.

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

OVERALL RESULTS OF OPERATIONS

	Three Months Ended Mar. 31, 2009	Three Months Ended Mar. 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$1,611,252	$3,911,684	$(2,300,432)	(58.81)%
Cost of goods sold	$1,692,352	$2,374,966	$(682,614)	(28.74)%
Gross profit	$(81,100)	$1,536,718	$(1,617,818)	(105.28)%
Gross profit %	(.05)%	39.3%

OVERALL RESULTS OF OPERATIONS

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$5,944,867	$8,913,242	$(2,968,375)	(33.30)%
Cost of goods sold	$4,609,930	$5,361,194	$(751,264)	(14.01)%
Gross profit	$1,334,937	$3,552,048	$(2,217,111)	(62.41)%
Gross profit %	22.5%	39.9%

The decrease in revenues for the six months ended March 31, 2009 was attributable to a broad decline in revenue from all of our segments and most all of our customers. The decline was most significant in the second quarter, with the sales decline in the first quarter of 13.4% and the second quarter of 58.81%.  The general economic climate left a significant impact on our revenues.  While the economy in general strongly contributed to the decline, the second quarter ending March 31, 2009 is also typically the tail-end of our seasonal sales cycle, exaggerating the decline. With the decline in the general economy, our distributors and dealers reduced their level of inventory during this seasonally slow sales period, pushing the carrying of that late-season inventory on to us. The decrease in overall gross profit as a percentage of revenue was attributable to high purchased material costs that carried over in our inventory from the spike last year in our raw material costs, as discussed in the September 30, 2008 Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K and 10-K/A for the year ended September 30, 2008.  Further, we took a substantial inventory adjustment identified in the physical inventory count at January 31, 2009. This was charged to cost of goods sold in the quarter ending March 31, 2009, resulting in an additional deterioration of our Gross Profit.

	Three Months Ended Mar. 31, 2009	Three Months Ended Mar. 31, 2008	Increase (Decrease) $	Increase (Decrease) %
Selling, general and administrative expenses	$936,936	$1,162,675	$(225,739)	(19.4)%

Though the selling, general and administrative expenses decreased 19.4% overall compared to the prior year, as a percentage of revenue, these expenses were 58% for the three months ended March 31, 2009 compared to 30% for the three months ended March 31, 2008.

In addition to the selling, general and administrative expenses, the Company recorded $50,000 in fraud expense for the three months ending March 31, 2009, due to the misappropriation of funds as discussed in Note 2 to the condensed consolidated financial statements, which includes $50,000 that was previously characterized as prepaid expenses.

The significant changes in operating expenses for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 were:

	Increase (Decrease) $	Increase (Decrease) %

Salaries	$(28,709)	(9.3)%
Advertising	$(105,845)	(81.2)%
Commissions	$(29,278)	(68.2)%
Warranty	$6,079	31.5%
Other professional fees	$25,501	37.5%

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

	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Interest and miscellaneous income	$3,920	$41,874	$(37,954)	(90.06)%
Gain on sale of assets	$41,498	$42,157	$(659)	(1.56)%
Interest expense	$101,634	$80,111	$21,523	(26.87)%

The decrease in interest and miscellaneous income was due to a decrease in interest income of approximately $7,000 and a decrease in other income of approximately $31,000.  The interest expense increase of approximately $21,523 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to the Company receiving a loan for new manufacturing equipment.

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Selling, general and administrative expenses	$1,820,919	$2,187,927	$(367,008)	(16.8)%

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

In addition to the selling, general and administrative expenses, the Company recorded $620,000 in fraud expense for the six months ending March 31, 2009, due to the misappropriation of funds as discussed in Note 2 to the consolidated financial statements.

	Increase (Decrease) $	Increase (Decrease) %

Salaries	$(39,974)	(6.7)%
Advertising	$(190,325)	(82.5)%
Commissions	$(56,527)	(67.2)%
Warranty	$2,204	5.4%
Other professional fees	$(49.099)	(27.7)%
Lease expense	$21,239	30.6%

Salaries decreased for the six months ended March 31, 2009, as compared to the six months ended March 31, 2008.  Advertising was cut substantially, dropping 82.5% for the six month period.  The decrease in commission expense was a result of the decrease in revenues during the first two quarters of fiscal 2009 in the ATV Accessories business segment. Warranty expense increased for the six months ended March 31, 2009, as compared to the six months ended March 31, 2008. Other professional fees decreased for the six months ended March 31, 2009, as compared to the six months ended March 31, 2008, due to the removal of consulting work related to the Company’s Sarbanes-Oxley Act compliance initiatives.  The increase in lease expense was due to the sale and subsequent leasing back of the Company’s Milford facility, as described elsewhere in this filing.

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Interest and miscellaneous income	$4,579	$53,299	$(48,720)	(91.41)%
Gain on sale of assets	$79,714	$280,589	$(200,875)	(71.59)%
Interest expense	$187,194	$169,395	$17,799	10.51%

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

ATV ACCESSORIES

ATV ACCESSORIES - Three Months Ended March 31, 2009 and 2008

	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$1,175,325	$3,050,823	$(1,875,498)	(61.48)%
Cost of goods sold	$905,881	$1,231,108	$(325,227)	(26.42)%
Gross profit	$269,444	$1,819,715	$(1,550,271)	(85.19)%
Gross profit %	22.9%	59.6%

ATV ACCESSORIES - Six Months Ended March 31, 2009 and 2008

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$5,269,787	$7,275,502	$(2,005,715)	(27.57)%
Cost of goods sold	$2,831,067	$2,982,983	$(151,916)	5.10%
Gross profit	$2,438,720	$4,292,519	$(1,853,799)	(43.19)%
Gross profit %	46.2%	58.9%

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

PLASTIC WHEEL COVERS

PLASTIC WHEEL COVERS - Three Months Ended March 31, 2009 and 2008

	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$180,042	$400,770	$(220,728)	(55.08)%
Cost of goods sold	$75,386	$200,479	$(125,093)	(62.40)%
Gross profit	$104,656	$200,291	$(95,635)	(47.74)%
Gross profit %	58.1%	49.9%

PLASTIC WHEEL COVERS - Six Months Ended March 31, 2009 and 2008

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$289,159	$821,458	$(532,299)	(64.80)%
Cost of goods sold	$115,035	$369,672	$(254,637)	(68.88)%
Gross profit	$174,124	$451,786	$(277,662)	(61.46)%
Gross profit %	60.2%	54.9%

The decrease in Wheel Cover revenues can be attributed to a decrease in sales to OEMs. Just as the ATV Accessory market is down across the industry, so too is the golf and the lawn & garden accessory sector. Management is also pursuing and evaluating new markets that our plastics division can produce parts for to further broaden and grow this business segments revenue.

WEEKEND WARRIOR

WEEKEND WARRIOR - Three Months Ended March 31, 2009 and 2008

	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$25,134	$37,139	$(12,005)	(32.33)%
Cost of goods sold	$21,991	$9,689	$12,302	126.97%
Gross profit	$3,143	$27,450	$(24,305)	(88.55)%
Gross profit %	12.5%	73.9%

WEEKEND WARRIOR - Six Months Ended March 31, 2009 and 2008

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$98,963	$117,207	$(18,244)	(15.57)%
Cost of goods sold	$82,379	$51,487	$30,892	60.00%
Gross profit	$16,584	$65,720	$(49,136)	(74.76)%
Gross profit %	16.7%	56.0%

The decrease in revenues was attributable to a decrease in sales to national retail customers.  The decrease in gross profit is due to higher input costs and inventory adjustments.

CONTRACT MANUFACTURING

CONTRACT MANUFACTURING - Three Months Ended March 31, 2009 and 2008

	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$276,415	$657,919	$(381,504)	(57.99)%
Cost of goods sold	$190,016	$401,215	$(211,199)	(52.64)%
Gross profit	$86,399	$256,704	$(170,305)	(66.34)%
Gross profit %	31.2%	39.0%

CONTRACT MANUFACTURING - Six Months Ended March 31, 2009 and 2008

	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

Revenue	$573,014	$1,113,812	$(540,798)	(48.55)%
Cost of goods sold	$382,629	$594,195	$(211,566)	(35.60)%
Gross profit	$190,385	$519,617	$(329,232)	(63.36)%
Gross profit %	33.2%	46.6%

The decrease in revenue was due to a decrease in business with current customers.  With the economy tightening overall, many of our contract manufacturing customers’ demand dropped off substantially.  In particular, our largest contract manufacturing customer overbought a significant quantity of product in the previous fiscal year, in anticipation of cancelling their relationship with us, due to a deterioration in the relationship with the previous management of Cycle Country.  The current management and sales team were able to resurrect the relationship, but the customer will still need most of, if not all of, our fiscal year to work off the excess inventory before needing more.  This customer in now developing additional products for us to manufacture, in addition to the already approved products.  With ample production capacity and unique fabrication and painting capabilities, management believes that increasing the fabrication of parts and the manufacture of products to other OE manufacturers and businesses will provide the Company with a significant source of revenue in quarters traditionally slow for our main ATV Accessories business segment. Gross margin decreased as a percentage of revenue as significant increases in the costs of raw steel impacted the cost of materials for the quarter ended March 31, 2009.

GEOGRAPHIC REVENUE

GEOGRAPHIC REVENUE - Three Months Ended March 31, 2009 and 2008

Country	Three Months Ended Mar 31, 2009	Three Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

United States	$1,537,668	$3,622,688	$(2,085,020)	(57.5)%
All Other Countries	$73,584	$288,996	$(215,412)	(74.5)%

GEOGRAPHIC REVENUE - Six Months Ended March 31, 2009 and 2008

Country	Six Months Ended Mar 31, 2009	Six Months Ended Mar 31, 2008	Increase (Decrease) $	Increase (Decrease) %

United States	$5,425,273	$7,412,972	$(1,987,699)	(26.8)%
All Other Countries	$519,594	$1,164,872	$(645,278)	(55.3)%

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

In the six months ended March 31, 2009, we made approximately $110,000 in capital expenditures, received approximately $7,000 from the sale of capital equipment, and paid approximately $399,000 of long-term debt principal.  By the end of fiscal 2009, management expects total capital expenditures to approximate $200,000.

Working Capital

Net working capital was $4,801,263 at March 31, 2009, compared to $5,531,103 at September 30, 2008.  The decrease in working capital was primarily due to the net change in sales and gross margins.

Liquidity and Capital Resources

	Balance Mar 31, 2009	Balance Sep 30, 2008	Increase/ (Decrease)	Percent Change

Cash and cash equivalents	$477,571	$194,576	$282,995	145.4%
Accounts receivable	$362,393	$2,935,647	$(2,573,254)	(87.7)%
Inventories	$4,609,729	$5,110,499	$(500,770)	(9.7)%
Prepaid expenses	$118,288	$209,617	$(91,329)	(43.6)%
Deferred income tax	$759,933	$345,920	$414,013	119.68%
Accounts payable	$194,695	$577,278	$(382,583)	(66.2)%
Accrued expenses	$516,608	$721,211	$(204,603)	(28.3)%
Bank line of credit	$—	$1,000,000	$(1,000,000)	(100.0)%
Current portion of Bank notes payable	$848,095	$811,053	$37,042	4.5%
Current portion of deferred gain	$166,524	$166,524	$—	0.0%

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

Line of Credit

On April 28, 2006, the Company and its commercial lender amended the original secured credit agreement dated August 21, 2001. Under the terms of the amended secured credit agreement, the Company has a Line of Credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory.  The Line of Credit bears interest at prime plus 0.50% (5.5% at March 31, 2009) and is collateralized by all of the Company’s assets.  The variable interest rate can never exceed 10.5% or be lower than 5.5%.  At March 31, 2009, there was no outstanding amount due on the Line of Credit and there was $750,000 outstanding on the Line of Credit as of December 31, 2008.  The Line of Credit matured on December 31, 2008, but was extended until June 1, 2009.  A new, permanent loan renewal is under negotiation and is anticipated to be in place prior to June 30, 2009.

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