Form 10-Q/A
period 2009-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2010-05-17
CIK 1157758

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of June 30, 2009 was 6,072,307.

Explanatory Note

This amendment to our quarterly report on Form 10-Q/A (this “Amendment”) is being filed to amend our quarterly report on Form 10-Q for the quarter ended June 30, 2009, which was originally filed on August 19, 2009 (the “Original Filing”).  The consolidated financial statements for the three and nine months ended June 30, 2009 and related disclosures in this Amendment have been restated in accordance with the changes described below.  The principal reason for the restatement is the correction and reclassification of information due to the previously discovered and disclosed misappropriation by the former Chairman of the Board.  In the process of completing the restatement, the Company has made some additional changes to correct certain small mathematical errors.  All of the changes to the financial statements as a result of this restatement are more fully reflected in the tables included at Note 2 to our condensed consolidated financial statements included in Part 1, Item 1 “Unaudited Financial Statements” of this Form 10 Q/A.

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

The funds reported as used for the Stock Buyback have been re-characterized as fraud expense in this Amendment.  Also as a result of the misappropriation, the number of outstanding shares was incorrectly reported in each of the Company’s quarterly reports on Form 10-Q for fiscal 2009, including the Original Filing and have been corrected in this Amendment.

In addition, during the fiscal quarter ended March 31, 2009, as part of this purported Stock Buyback transaction, Mr. Hancher directed the Company to pay $50,000 to a consulting brokerage firm.  These funds were originally recorded as a prepaid expense, and were to be used to pay future legal and other advisory costs.  As a result of the Company’s investigation of this entire matter, management has determined that the $50,000 in prepaid expenses also should be re-characterized as fraud expense.

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

Cycle Country Accessories Corp.

Part I Financial Information

Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

	June 30,	September 30,
	2009	2008
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	$147,472	$194,576
Accounts receivable, net	453,684	2,935,647
Inventories	4,177,851	5,110,499
Income taxes receivable	675,417	14,780
Deferred income taxes	769,000	345,920
Prepaid expenses and other	88,827	209,617
Total current assets	6,312,251	8,811,039

Property, plant, and equipment, net	10,968,976	11,449,369
Intangible assets, net	183,015	177,812
Goodwill	0	4,890,146
Other assets	42,382	48,363
Total assets	$17,506,624	$25,376,729

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$150,287	$577,278
Accrued interest payable	6,401	3,871
Accrued expenses	572,852	721,211
Bank line of credit	820,000	1,000,000
Current portion of bank notes payable	844,701	811,053
Current portion of deferred gain	166,524	166,524
Total current liabilities	2,560,765	3,279,937
Long-Term Liabilities:
Bank notes payable, less current portion	3,336,050	3,971,525
Deferred gain, less current portion	69,385	194,278
Deferred income taxes	2,174,000	2,360,812
Total long term liabilities	5,579,435	6,526,615

Total liabilities	8,140,200	9,806,552
Stockholders’ Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,072,307 shares issued and outstanding net of treasury stock	748	743
Additional paid-in capital	14,842,457	14,729,338
Retained Earnings	(2,895,145)	3,421,732
Treasury stock, at cost, 1,410,730 shares	(2,581,636)	(2,581,636)
Total stockholders’ equity	9,366,424	15,570,177

Total liabilities and stockholders’ equity	$17,506,624	$25,376,729

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$1,199,459	$3,454,529
Freight income	21,234	14,729

Total revenues	1,220,693	3,469,258

Cost of goods sold	(1,268,844)	(2,852,489)
Inventory adjustment	(610,105)	—

Gross profit	(658,257)	616,769

Selling, general, and administrative expenses	(943,161)	(1,156,992)
Goodwill impairment	(4,890,146)	—
Fraud expense	—	—

Income from operations	(6,491,564)	(540,223)

Other Income (Expense):
Interest expense	(76,743)	(90,397)
Interest income	161	1,930
Gain on sale of assets	41,631	41,355
Miscellaneous	2,519	(540)

Total other income (expense)	(32,432)	(47,652)

Income (loss) before provision for (benefit from) income	(6,523,996)	(587,875)

Provision for (benefit from) income taxes	(983,572)	(217,514)

Net income (loss)	$(5,540,424)	$(370,361)

Weighted average shares of common stock outstanding:
Basic	6,072,307	6,006,415

Diluted	6,072,307	6,006,415

Earnings per common share:
Basic	$(.91)	$(0.06)

Diluted	$(.91)	$(0.06)

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$7,091,748	$12,324,462
Freight income	73,812	58,038

Total revenues	7,165,560	12,382,500

Cost of goods sold	(5,878,775)	(8,213,684)
Inventory adjustment	(610,105)	—

Gross profit	676,680	4,168,816

Selling, general, and administrative expenses	(2,764,081)	(3,344,376)
Goodwill impairment	(4,890,146)
Fraud Expense	(620,000)	—

Income from operations	(7,597,547)	824,440

Other Income (Expense):
Interest expense	(263,937)	(259,792)
Interest income	1,674	19,248
Gain on sale of assets	121,345	321,402
Miscellaneous	5,586	35,441

Total other income (expense)	(135,332)	116,299

Income (loss) before provision for (benefit from) income taxes	(7,732,879)	940,739

Provision for (benefit from) income taxes	(1,416,000)	344,643

Net income (loss)	$(6,316,879)	$596,096

Weighted average shares of common stock outstanding:
Basic	6,055,640	6,223,886

Diluted	6,055,640	6,223,886

Earnings per common share:
Basic	$(1.04)	$0.10

Diluted	$(1.04)	$0.10

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(6,316,879)	$596,096

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	624,699	600,355
Amortization	4,426	4,381
Inventory reserve	474,870	27,000
Share-based expense	125,125	51,625
Provision for doubtful accounts	—	—
Gain on sale of equipment	(121,345)	(321,402)
Goodwill impairment	4,890,146	—
Change in:	—
Accounts receivable, net	2,481,964	454,109
Inventories	457,777	(1,378,454)
Taxes receivable	(660,637)	82,921
Prepaid expenses and other	126,771	(10,952)
Accounts payable	(424,926)	236,200
Deferred income taxes	(609,892)	—
Accrued expenses	(160,358)	105,314
Income taxes payable	—	—
Accrued interest payable	2,531	(558)

Net cash provided by operating activities	894,272	446,635

Cash Flows from Investing Activities:
Purchase of equipment	(157,436)	(1,172,868)
Purchase of intangible assets	(9,630)	—
Proceeds from sale of equipment	7,517

Net cash used in investing activities	(159,549)	(1,172,868)

Cash Flows from Financing Activities:
Proceeds from bank notes payable	—	750,000
Payments on bank notes payable	(601,827)	(485,097)
Payments on bank loan costs	—	(15,000)
Bank Line of Credit, net	(180,000)	200,000
Purchase of Treasury Stock	—	9,390

Net cash used in financing activities	(781,827)	459,293

Net change in cash and cash equivalents	(47,104)	(266,940)

Cash and cash equivalents, beginning of period	194,576	454,848

Cash and cash equivalents, end of period	$147,472	$187,908

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$261,407	$260,350

Income taxes	$—	$261,722

Supplemental schedule of non-cash investing and financing

Acquisition of common stock from sale of property, plant, and equipment	$—	$2,581,636

Issuance of common stock for payment of CEO bonus	$—	$25,000

Issuance of stock and Options for payment of CEO	$—	$—

Issuance of common stock for payment of consultant fees	$22,500	$91,500

Issuance of common stock for payment of director fees	$—	$11,000

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

The results of operations for the interim periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the September 30, 2008 consolidated financial statements and related notes included in the Company’s Annual Report on Forms 10-KSB and 10-K/A for the year ended September 30, 2008.

2. Restatement

In January 2010, the Company determined it would need to restate its condensed consolidated financial statements for the three months and nine months ended June 30, 2009.  The Company originally reported the acquisition by the Company of 747,250 shares of its own stock at an average cost of $.72 per share price for a total cost of $570,000 in cash during the first fiscal quarter ending December 31, 2008 (the “Stock Buyback”) of fiscal 2009.  In the process of completing the audit of its financial statements for the fiscal year ended September 30, 2009, the Company was unable to obtain satisfactory documentation confirming the Stock Buyback.

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

The funds reported as used for the Stock Buyback have been re-characterized as fraud expense in this Amendment.  Also as a result of the misappropriation, the number of outstanding shares was incorrectly reported in each of the Company’s quarterly reports on Form 10-Q for fiscal 2009, including the Original Filing and have been corrected in this Amendment.

In addition, during the fiscal quarter ended March 31, 2009, as part of this purported Stock Buyback transaction, Mr. Hancher directed the Company to pay $50,000 to a consulting brokerage firm.  These funds were originally recorded as a prepaid expense, and were to be used to pay future legal and other advisory costs.  As a result of the Company’s investigation of this entire matter, management has determined that the $50,000 in prepaid expenses also should be re-characterized as fraud expense.

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

The following tables show the specific effects of the restatement on the consolidated financial statements as of and for the three and nine month periods ended June 30, 2009:

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

June 30, 2009

	June 30,		June 30,
	2009		2009
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Assets
Current Assets:
Cash and cash equivalents	$147,472	$—	$147,472
Accounts receivable, net	453,684		453,684
Inventories	4,177,851		4,177,851
Income taxes receivable	675,417		675,417
Deferred income taxes	558,000	211,000	769,000
Prepaid expenses and other	138,827	(50,000)	88,827
Total current assets	6,151,251	161,000	6,312,251

Property, plant, and equipment, net	10,968,976		10,968,976
Intangible assets, net	183,015		183,015
Goodwill	—		—
Other assets	42,382		42,382
Total assets	$17,345,624	$161,000	$17,506,624

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$150,287	$—	$150,287
Accrued interest payable	6,401		6,401
Accrued expenses	566,852	6,000	572,852
Bank line of credit	820,000		820,000
Current portion of bank notes payable	844,701		844,701
Current portion of deferred gain	166,524		166,524
Total current liabilities	2,554,765	6,000	2,560,765
Long-Term Liabilities:
Bank notes payable, less current portion	3,336,050		3,336,050
Deferred gain, less current portion	69,385		69,385
Deferred income taxes	2,174,000		2,174,000
Total long term liabilities	5,579,435		5,579,435

Total liabilities	8,134,200	6,000	8,140,200
Stockholders’ Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,072,307 shares issued and outstanding, net of treasury stock	748		748
Additional paid-in capital	14,848,457	(6,000)	14,842,457
Retained Earnings	(2,486,145)	(409,000)	(2,895,145)
Treasury stock, at cost, 1,410,730 shares	(3,151,636)	570,000	(2,581,636)
Total stockholders’ equity	9,211,424	155,000	9,366,424

Total liabilities and stockholders’ equity	$17,345,624	$161,000	$17,506,624

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2009		2009
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Revenues:
Net sales	$1,199,459	$—	$1,199,459
Freight income	21,234		21,234

Total revenues	1,220,693		1,220,693

Cost of goods sold	(1,268,844)		(1,268,844)
Inventory adjustment	(610,105)		(610,105)

Gross profit	(658,257)		(658,257)

Selling, general, and administrative expenses	(943,161)		(943,161)
Goodwill impairment	(4,890,146)		(4,890,146)
Fraud expense	—		—

Income from operations	(6,491,564)	—	(6,491,564)

Other Income (Expense):
Interest expense	(76,743)		(76,743)
Interest income	161		161
Gain on sale of assets	41,631		41,631
Miscellaneous	2,519		2,519

Total other income (expense)	(32,432)	—	(32,432)

Income (loss) before provision for (benefit from) income taxes	(6,523,996)	—	(6,523,996)

Provision for (benefit from) income taxes	(983,572)	—	(983,572)

Net income (loss)	$(5,540,424)	$—	$(5,540,424)

Weighted average shares of common stock outstanding:

Basic	5,328,666	743,641	6,072,307

Diluted	5,328,666	743,641	6,072,307

Earnings per common share:
Basic	$(1.04)	$0.13	$(0.91)

Diluted	$(1.04)	$0.13	$(0.91)

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Nine Months Ended June 30,
	2009		2009
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Revenues:
Net sales	$7,091,748	$—	$7,091,748
Freight income	73,812		73,812

Total revenues	7,165,560		7,165,560

Cost of goods sold	(5,878,775)		(5,878,775)
Inventory adjustment	(610,105)		(610,105)

Gross profit	676,680		676,680

Selling, general, and administrative expenses	(2,764,081)		(2,764,081)
Goodwill impairment	(4,890,146)		(4,890,146)
Fraud expense	—	(620,000)	(620,000)

Income from operations	(6,977,547)	(620,000)	(7,597,547)

Other Income (Expense):
Interest expense	(263,937)		(263,937)
Interest income	1,674		1,674
Gain on sale of assets	121,345		121,345
Miscellaneous	5,586		5,586

Total other income (expense)	(135,332)	—	(135,332)

Income before provision for (benefit from) income taxes	(7,112,879)	(620,000)	(7,732,879)

Provision for (benefit from) income taxes	(1,205,000)	(211,000)	(1,416,000)

Net income (loss)	$(5,907,879)	$(409,000)	$(6,316,879)

Weighted average shares of common stock outstanding:

Basic	5,477,817	577,823	6,055,640

Diluted	5,477,817	577,823	6,055,640

Earnings per common share:
Basic	$(1.08)	$0.04	$(1.04)

Diluted	$(1.08)	$0.04	$(1.04)

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2009		2009
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Cash Flows from Operating Activities:
Net income	$(5,907,879)	$(409,000)	$(6,316,879)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	624,699		624,699
Amortization	4,426		4,426
Inventory reserve	474,870		474,870
Share-based Expense	119,125	6,000	125,125
Gain on sale of equipment	(121,345)		(121,345)
Goodwill impairment	4,890,146		4,890,146
Change in:			—
Accounts receivable, net	2,481,964		2,481,964
Inventories	457,777		457,777
Taxes receivable	(660,637)		(660,637)
Prepaid expenses and other	76,771	50,000	126,771
Accounts payable	(424,926)		(424,926)
Deferred income taxes	(398,892)	(211,000)	(609,892)
Accrued expenses	(154,358)	(6,000)	(160,358)
Accrued interest payable	2,531		2,531

Net cash provided by operating activities	1,464,272	(570,000)	894,272

Cash Flows from Investing Activities:
Purchase of equipment	(157,436)	—	(157,436)
Purchase of intangible assets	(9,630)		(9,630)
Proceeds from sale of equipment	7,517		7,517

Net cash used in investing activities	(159,549)	—	(159,549)

Cash Flows from Financing Activities:
Proceeds from bank notes payable	—		—
Payments on bank notes payable	(601,827)		(601,827)
Payments on bank loan costs	—		—
Bank Line of Credit, net	(180,000)		(180,000)
Purchase of treasury stock	(570,000)	570,000	—

Net cash used in financing activities	(1,351,827)	570,000	(781,827)

Net change in cash and cash equivalents	(47,104)	—	(47,104)

Cash and cash equivalents, beginning of period	194,576		194,576

Cash and cash equivalents, end of period	$147,472	$—	$147,472

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2009		2009
	(Unaudited)		(Unaudited)
	ORIGINAL	ADJUSTMENTS	RESTATED
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$261,407		$261,407

Income taxes	$—		$—

Supplemental schedule of non-cash investing and financing

Acquisition of common stock from sale of property, plant, and equipment	$—		$—

Issuance of common stock for payment of CEO bonus	$—		$—

Issuance of stock and Options for payment of CEO	$—	$—	$—

Issuance of common stock for payment of consultant fees	$22,500		$22,500

Issuance of common stock for payment of director fees	$6,000	$(6,000)	$—

3. Inventories:

The major components of inventories, as of June 30, 2009 and September 30, 2008 are as follows:

	2009	2008
Raw materials	$1,381,603	$2,474,459
Work in progress	76,532	533,344
Finished goods	3,492,055	2,237,930
Inventory reserve	(772,339)	(135,234)

Total inventories	$4,177,851	$5,110,499

During the third quarter of 2009, while undergoing lean manufacturing process improvements and upgrades to the ERP software used to manage the Company, management spent significant time evaluating the inventory processes, inventory quantities on hand, future product demand and the estimated utility of our inventory.   During this review, management made the determination that some of our inventory on-hand was obsolete or needed to be written down to the current market values. Accordingly, the Company increased the reserve by approximately $600,000 to approximately $772,000 during third quarter, until management could complete the review.

4. Earnings (Loss) Per Share:

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

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months and nine months ended June 30, 2009:

	For the three months
	ended June 30, 2009
	Income(Loss)	Shares	Per-share
	(numerator)	(denominator)	amount

Basic EPS
Income (loss) available to common stockholders	$(5,540,424)	6,072,307	$(.91)

Diluted EPS
Income (loss) available to common stockholders	$(5,540,424)	6,072,307	$(.91)

	For the nine months
	ended June 30, 2009
	Income(Loss)	Shares	Per-share
	(numerator)	(denominator)	amount

Basic EPS
Income (loss) available to common stockholders	$(6,316,879)	6,055,640	$1.04

Diluted EPS
Income (loss) available to common stockholders	$(6,316,879)	6,055,640	$1.04

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

The following is a summary of certain financial information related to the four segments during the three months and nine months ended June 30, 2009 and 2008:

CYCLE COUNTRY ATV ACCESSORIES - Three Months Ended June 30, 2009 and 2008. (Unaudited)

	Three Months	Three Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$607,165	$2,591,518	$(1,984,353)	(76.57)%
Cost of goods sold	$437,743	$1,535,188	$(1,097,445)	(71.48)%
Gross profit	$169,421	$1,056,330	$(886,909)	(83.96)%
Gross profit %	27.9%	40.7%

PLAZCO - Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months	Three Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$256,309	$488,960	$(232,651)	(47.58)%
Cost of goods sold	$104,084	$189,500	$(85,416)	(45.07)%
Gross profit	$152,224	$299,460	$(147,236)	(49.17)%
Gross profit %	59.3%	61.2%

PERF-FORM - Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months	Three Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$112,382	$94,397	$17,985	19.05%
Cost of goods sold	$65,744	$73,569	$(7,825)	(10.63)%
Gross profit	$46,639	$20,828	$25,811	123.92%
Gross profit %	41.5%	22.1%

IMDYNE - Three Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months	Three Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$282,392	$529,094	$(246,702)	(46.62)%
Cost of goods sold	$179,021	$430,027	$(251,006)	(58.36)%
Gross profit	$103,371	$99,067	$4,304	4.34%
Gross profit %	36.6%	18.7%

CYCLE COUNTRY ATV ACCESSORIES - Nine Months Ended June 30, 2009 and 2008 (Unaudited)

	Nine Months	Nine Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$5,876,952	$9,660,682	$(3,783,730)	(39.17)%
Cost of goods sold	$3,268,810	$4,366,749	$(1,097,939)	(25.14)%
Gross profit	$2,608,142	$5,293,933	$(2,685,791)	(50.73)%
Gross profit %	44.3%	54.7%

PLAZCO - Nine Months Ended June 30, 2009 and 2008 (Unaudited)

	Nine Months	Nine Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$545,468	$1,470,435	$(924,967)	(62.90)%
Cost of goods sold	$219,119	$669,584	$(450,465)	(67.27)%
Gross profit	$326,349	$800,851	$(474,502)	(59.25)%
Gross profit %	59.8%	54.4%

PERF-FORM - Nine Months Ended June 30, 2009 and 2008 (Unaudited)

	Nine Months	Nine Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$211,345	$257,925	$(46,580)	(18.06)%
Cost of goods sold	$148,122	$166,067	$(17,945)	(10.80)%
Gross profit	$63,223	$91,858	$(28,635)	(31.17)%
Gross profit %	29.9%	35.6%

IMDYNE - Nine Months Ended June 30, 2009 and 2008 (Unaudited)

	Nine Months	Nine Months	Increase	Increase
	Ended June 30,	Ended June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Revenue	$855,405	$1,642,906	$(787,501)	(47.93)%
Cost of goods sold	$561,648	$1,024,221	$(462,573)	(45.16)%
Gross profit	$293,757	$618,685	$(324,928)	(52.52)%
Gross profit %	34.3%	37.6%

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

6. Stock Based Compensation:

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

The Company’s Employment Agreement with its chief executive officer, Jeffrey M. Tetzlaff, provides for the grant of 50,000 shares of stock in the Company, vesting over a three year period. At the end of the first and second full year of employment, the chief executive officer becomes vested in and receives 16,666 shares of stock each year. At the completion of the President’s third full year of employment, he shall become vested in and receive the final 16,668 shares of stock.  Total compensation expense recognized during the three month period ended June 30, 2009 was $6,875.  As of June 30, 2009, there was $48,125 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a three year period.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive-Level Overview

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our consolidated financial statements as of September 30, 2008, and the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Forms 10-KSB and 10-K/A for the year ended September 30, 2008.

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

For the third quarter of 2009, Cycle Country Accessories Corp. reported a net loss of $5,540,424, or $0.91 per share on a diluted basis The Company suffered a substantial decline in sales, both for the third quarter and for the year-to-date through the third quarter.  Sales for the third quarter 2009 totaled $1,220,692, a decrease of 64.81% from the third quarter of 2008 sales of $3,469,258.

In spite of the sales decline, the majority of the loss occurred due to one-time charges.  The company had the following one-time charges:

Goodwill impairment	$4,890,146
Inventory adjustments	$610,105
Fraud expense	$620,000
$6,120,251

By comparison, the 2008 third quarter net loss was $370,361, or $.06 per share on a diluted basis and the year-to-date for 2008 after three quarters had a net income of $596,096, or $.10 per share on a diluted basis.

For the year-to-date period in 2009, sales totaled $7,165,560, a decrease of 42.13% from the same period of 2008 sales of $12,382,500.

Overview for the Three Months Ended June 30, 2009 and 2008  (Unaudited)

	Three Months	Three Months
	Ended	Ended	Increase	Increase
	June 30,	June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Total revenue by Segment
CCAC ATV	$607,165	$2,591,518	$(1,984,353)	(76.57)%
Plazco	$256,309	$488,960	$(232,651)	(47.58)%
Perf-Form	$112,382	$94,397	$17,985	19.05%
Imdyne	$282,392	$529,094	$(246,701)	(57.99)%

Total Revenue by Segment	$1,258,248	$3,703,969	$(2,445,721)	(66.03)%

Freight Income	$21,234	$14,729	$6,505	44.16%
Sales Discounts & Allowances	$(58,789)	$(249,439)	$190,650	76.43%

Total Combined Revenue	$1,220,692	$3,469,258	$(2,248,866)	(64.81)%

Operating profit (loss) by Segment
CCAC ATV	$169,421	$1,056,330	$(886,909)	(83.96)%
Plazco	$152,224	$299,460	$(147,235)	(49.17)%
Perf-Form	$46,639	$20,828	$25,810	123.92%
Imdyne	$103,371	$99,067	$4,304	4.34%

Total Profit By Segment	$471,655	$1,475,685	$(1,104,030)	(74.81)%

Freight Income	$21,234	$14,729	$6,505	44.16%
Sales Disc. & Allow.	$(58,789)	$(249,439)	$190,650	76.43%
Factory Overhead	$(1,092,357)	$(624,206)	$(468,150)	(75.00)%
Sales, Gen. & Admin.	$(5,833,308)	$(1,156,992)	$(4,676,316)	(404.18)%
Interest Income/Exp.	$(76,582)	$(88,467)	$11,885	13.43%
Other Inc/Exp, Net	$44,150	$40,816	$3,334	8.17%
Income Taxes	$983,572	$217,513	$766,058	352.19%
Net Income (Loss)	$(5,540,424)	$(370,361)	$(5,170,063)	(1395.96)%

Overview for the Nine Months Ended June 30, 2009 and 2008  (Unaudited)

	Nine Months	Nine Months
	Ended	Ended	Increase	Increase
	June 30,	June 30,	(Decrease)	(Decrease)
	2009	2008	$	%

Total revenue by Segment

CCAC ATV	$5,876,952	$9,660,682	$(3,783,729)	(39.17)%
Plazco	$545,468	$1,470,435	$(924,967)	(62.90)%
Perf-Form	$211,345	$257,925	$(46,580)	(18.06)%
Imdyne	$855,405	$1,642,906	$(787,501)	(47.93)%

Total Revenue by Segment	$7,489,170	$13,031,948	$(5,542,778)	(42.53)%

Freight Income	$73,812	$58,038	$15,774	27.17%
Sales Discounts & Allowances	$(397,422)	$(707,486)	$310,065	43.83%

Total Combined Revenue	$7,165,560	$12,382,500	$(5,216,940)	(42.13)%

Operating Profit (loss) by Segment

CCAC ATV	$2,608,142	$5,293,933	$(2,685,791)	(50.73)%
Plazco	$326,349	$800,851	$(474,502)	(59.25)%
Perf-Form	$63,223	$91,858	$(28,635)	(31.17)%
Imdyne	$293,757	$618,685	$(324,928)	(52.52)%

Total Profit By Segment	$3,291,471	$6,805,327	$(3,513,856)	(51.63)%

Freight Income	$73,812	$58,038	$15,774	27.17%
Sales Disc. & Allow.	$(397,422)	$(707,486)	$310,065	43.83%
Factory Overhead	$(2,291,180)	$(1,987,062)	$(304,118)	(15.30)%
Sales, general & Admin.	$(8,274,227)	$(3,344,376)	$(4,929,851)	(147.40)%
Interest Income (Expense), Net	$(262,263)	$(240,544)	$(21,719)	(9.03)%
Other Income (Expense), Net	$126,930	$356,843	$(229,913)	(64.43)%
Income Taxes	$1,416,000	$(344,643)	$1,549,643	449.6%
Net Income (Loss)	$(6,316,879)	$596,096	$(7,123,976)	(1195.10)%

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

During the third quarter of 2009, the Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company’s market capitalization for a sustained period of time and had sustained two quarters of continued net losses.   In accordance with ASC 360, the Company evaluated its long-lived assets and other intangible assets, using an undiscounted cash flow analysis prior to evaluating goodwill.  This analysis supported the carrying value of the long-lived assets and other intangible assets, but would only support a minimal amount of goodwill.  Therefore, management determined that no impairment was necessary of the long-lived assets and other intangible assets.

In evaluating goodwill, the Company evaluated the market capitalization at June 30, 2009 and performed an evaluation based on multiples of earnings and discounted cash flow analysis as evidence of the fair value of the entity.  It was determined that the fair value did not exceed the carrying amount of goodwill, and accordingly, the Company took an impairment charge of approximately $4,890,000.

The Company’s analysis uses significant estimates in the evaluation of long-lived assets, other intangibles, and goodwill, such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin.  It is reasonably possible that our estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets and other intangibles.

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

For the nine months ending June 30, 2009, our selling, general and administrative expenses decreased 17.35% compared to the prior year, not counting the Hancher-related fraud expenses discussed in Note 2 to our condensed consolidated financial statements above.

The significant changes in operating expenses for the first three quarters of fiscal 2009 as compared to the same period of fiscal 2008 were:

•                  Fraud expense of $620,000 was recorded due to the Hancher-related misappropriation of funds from the first and second quarters.  This compares to no fraud expense in the same period of the prior year.

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

In addition to the selling, general and administrative expenses, the Company recorded $620,000 in fraud expense for the nine months ending June 30, 2009, due to the misappropriation of funds as discussed in Note 2 to the condensed consolidated financial statements.

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

Working Capital

Net working capital was $3,751,486 at June 30, 2009, compared to $5,531,103 at September 30, 2008.  The decrease in working capital was primarily due to the net loss incurred.

Liquidity and Capital Resources

	Balance
	June 30, 2009	Balance	Increase/	Percent
	(Unaudited)	Sep 30, 2008	(Decrease)	Change
Cash and cash Equivalents	$147,472	$194,576	$(47,104)	(24.2)%
Accounts receivable	$453,684	$2,935,647	$(2,481,964)	(84.5)%
Inventories	$4,177,851	$5,110,499	$(932,648)	(18.2)%
Prepaid expenses	$88,827	$209,617	$(120,790)	(57.6)%
Deferred income tax	$769,000	$345,920	$212,080	61.3%
Accounts payable	$150,287	$577,278	$(426,991)	(284.1)%
Accrued expenses	$572,852	$721,211	$(148,359)	(21.40)%
Bank line of credit	$820,000	$1,000,000	$(180,000)	(18.0)%
Current portion of Bank notes payable	$844,701	$811,053	$33,648	4.1%
Current portion of deferred gain	$166,524	$166,524	$—	0.0%

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

Name and Signature	Title	Date

/s/ Jeffrey M. Tetzlaff	President, Chief Executive Officer and	May 17, 2010
Jeffrey M. Tetzlaff	Director (principal executive officer)

/s/ Robert Davis	Interim Chief Financial Officer, Treasurer, Secretary and	May 17, 2010
Robert Davis	Director (principal financial and accounting officer)

/s/ Paul DeShaw	Director	May 17, 2010
Paul DeShaw

/s/ Daniel Thralow	Director	May 17, 2010
Daniel Thralow