Form 10-K
period 2009-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2010-05-20
CIK 1157758

ANNUAL REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2009

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

P: (712) 262-4191

F: (712) 262-0248

www.cyclecountry.com

(Registrant’s telephone number, facsimile number, and Corporate Website)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2009, the last business day of the registrant’s most recently completed second quarter was approximately $944,705 based upon the closing price of the common stock on the NYSE Amex (formerly the “American Stock Exchange” “AMEX”) on that date.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 19, 2010 was 5,876,891.

Cautionary Note About Forward Looking Statements.

Certain matters discussed in this Form 10-K are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of this report and the following:  changes in consumer spending patterns; the Company’s success in implementing its strategic plan, including its focus on innovation and on cost-cutting and revenue enhancement initiatives; actions of and disputes with companies that compete with the Company; the Company’s success in managing inventory; the risk that the Company’s lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment the lenders would be willing to provide; the risk of future write-down’s of goodwill or other intangible assets; movements in foreign currencies or interest rates; fluctuations in the prices of raw materials or the availability of raw materials; the Company’s success in restructuring certain of its operations; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to potential litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1.     BUSINESS

Cycle Country Accessories Corp., a Nevada corporation, was incorporated in Nevada in 2001 as an aggregation of various businesses.  The Company’s operations are held in a wholly-owned subsidiary incorporated in Iowa, Cycle Country Accessories Corp. (“Cycle Country — Iowa”).  Cycle Country - Iowa has an unused, wholly-owned subsidiary with no assets, incorporated in Nevada, (“Cycle Country — Sub”).  The entities are collectively referred to as the “Company”, “we”, “our”, or “Cycle Country.”

Cycle Country is a leading manufacturer and marketer of branded outdoor recreational and powersports products for the outdoor enthusiast.  The Company’s growing portfolio of well-regarded brands has attained leading market positions in their respective categories due to uncompromising product quality and performance, as well as the Company’s nearly 30 years of outstanding customer service.

The Company’s strategic initiatives are rooted in our desire to serve the needs of our customers by leveraging the experiences of our entrepreneurial leadership to further a culture that communicate the needs of the customers, while promoting creative, proactive best practices that advance the Company’s strategic vision set by executive management as overseen by the Board of Directors.

The Company has four distinct divisions as reportable segments, with three of them engaged in the design, manufacture, sale and distribution of branded, proprietary products; the fourth division, Imdyne, engages in contract manufacturing.

•                  Cycle Country ATV Accessories

We are one of the largest manufacturers of accessories for all terrain vehicles (ATVs) and utility vehicles (UTVs).  We design, manufacture and sell a popular selection of branded accessories for vehicles in the outdoor recreational and powersports industry which are sold to various wholesale distributors and retail dealers throughout the United States of America, Canada, Mexico, South America, Europe, and Asia.  This line of branded products includes snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, baskets and an assortment of other ATV/UTV accessory products.  These products custom fit essentially all ATV/UTV models.  Our reputation as the recognized leader in our category has enabled us to develop key, long-term relationships with all of the leading ATV/UTV manufacturers and distributors.

We sell our products to all of the leading distributors in the United States, most of which have sold our products continuously for the past 29 years.  These distributors sell to virtually every ATV/UTV dealer in North America.  Similar strategic arrangements have also been developed internationally where our current international distributors make our products available in eighteen other countries.

Our products enhance the functionality and versatility of the ATV/UTV.  The ATV was initially designed as a recreational vehicle but is rapidly becoming a multi-purpose vehicle serving both recreational and utility functions.  Because of this, the market has reacted by developing a wide array of utility and sport utility products (UTVs). Our products help ATV/UTV owners perform many of their utility needs.

•                  Plazco

Plazco designs, manufactures, markets, and distributes injection-molded plastic products for vehicles such as golf cars, lawn mowers, and low-speed vehicles (LSVs).  We believe that we are the largest manufacturer of golf car wheel covers in the world, estimating that we control between 50% and 70% of the original equipment manufacturer (“OEM”) golf car wheel cover business.  We have always sold directly to golf car manufacturers and we also have an excellent distribution network that reaches the aftermarket throughout the United States, Europe and Asia.

•                  Perf-Form

Perf-Form manufactures, sells, and distributes oil filters for the powersports industry.   Our filters and coolers fit various models of Harley-Davidson, Ducati, Honda, and Yamaha.  Our oil filters are sold through the same distribution channels that our other powersports products are sold through. In addition to developing new products as models change, we also specialize is hard to find, legacy parts for out of production powersports products.

•                  Imdyne is engaged in the manufacture and assembly of a wide array of parts, components, and other products for non-competing OEM and other customers.  Our capabilities include most forms of metal fabrication and plastic injection molding processes.

Competition

The Company believes its products compete favorably on the basis of product innovation, product performance, customer service and marketing support and price.

•                  Cycle Country ATV Accessories:  The Company’s main competitors in the ATV/UTV accessories business are wholesale distributors who have sourced private label products primarily from manufacturers in Asia, as well as a few large companies for which this category is a very small part of their business.  We are one of very few American manufacturers in our industry, and the only one for whom these products are a primary focus.  The main competitors in the ATV/UTV accessories market are Polaris, Arctic Cat, Warn, John Deere, Swisher,  Moose, and American Eagle.

•                  Plazco:  The Company’s competitors in the plastic wheel covers and other golf car accessories market are Nivel, Inc., and Fore-Par Group, which licenses and markets the popular Cragar-branded wheel covers.

•                  Perf-Form:  The Company primarily competes in the specialty oil filter and oil cooler market with Fram, WIX, Amsoil, K&N, and Purolator.  They are all larger than Perf-Form, though we compete well with them in legacy engines for which these sales are small and old technologies are appropriate.

•                  Imdyne:  There are many high quality, competitively priced metal fabricators and plastic injection-molding businesses in our market territory.  We have a slight competitive advantage over many of them in that our branded products cover some of the overhead of the Company.  As a result, we can be competitively priced because the overhead is shared, creating cost efficiencies.

Competition in this business primarily focuses on product price, product innovation, and quality. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than we do. In addition, we may face competition from new participants in our markets because the outdoor recreational products and powersports industries have limited barriers to entry. We experience price competition for our products and competition for shelf space at retailers, both of which may increase in the future.

Financial Information for Business Segments

As noted above, the Company has four reportable business segments. See Note 13 to the condensed consolidated financial statements included elsewhere in this report for financial information concerning each business segment.

International Operations

See Note 13 to the condensed consolidated financial statements included elsewhere in this report for financial information regarding the Company’s domestic and international operations.

Research and Development

The Company’s competitive position is supported by designing and marketing new products continually.  We employ an experienced staff of product design and engineering professionals for the design of new products.  This innovation and engineering group serves two primary functions: new product development and modifying existing products to fit other manufacturers’ new and legacy powersports equipment.    The Company expenses research and development costs as incurred.  The amounts expensed by the Company in connection with research and development activities for each of the last two fiscal years are set forth in Note 1 to the Company’s consolidated financial statements included elsewhere in this report.

Employees

The Company had 72 regular, full-time employees at September 30, 2009 and 104 at September 30, 2008. The Company considers its employee relations to be excellent. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.

Backlog

Unfilled orders for future delivery of products totaled approximately $2.6 million at September 30, 2009. The data for the period ended September 30, 2008 is not available. No orders that were unfilled at September 30, 2009 will not be filled in fiscal year 2010. For the majority of its products, the Company’s businesses do not receive significant orders in advance of expected shipment dates.

Patents, Trademarks and Proprietary Rights

The Company owns no single patent that is material to its business as a whole. However, the Company holds various patents and regularly files applications for patents. The Company has numerous trademarks and trade names which it considers important to its business.  The Company has the following trademarks, which are used in this report: Cycle Country®, Weekend Warrior™, State Plow®, Work Hard Play Hard®, Imdyne™, Perf-Form™, and Plazco™.  The Company owns patents on its wheel cover designs which have been infringed upon and successfully defended.

Supply Chain and Sourcing of Materials

The Company manufactures some products that use materials that have long order lead times or that are only available in a cost effective manner from a single vendor.  The Company mitigates product availability and supply chain risks through safety stocks and forecast-based purchase committments, and, to a lesser extent, with just in time inventory deliveries.  The Company strives to balance the imperative of holding adequate inventories with the need to maintain flexibility by building inventories to forecast for high-volume products, utilizing build to order strategies wherever possible, and by having some products delivered to customers directly from suppliers.

The Company has no material dependence on any one vendor for materials whose interruption or loss in the availability of these materials is believed to present a material adverse impact on the sales and operating results of the Company.  Most of the Company’s products are made using materials that are generally in adequate supply and are available from a variety of third-party suppliers.

Seasonality

The Company’s products are outdoor recreational and powersports-related which results in seasonal variations in sales and profitability. This seasonal variability is due to customers’ increasing their inventories in the quarters ending September and December, the primary selling season for the Company’s outdoor recreational and powersports products, with lower inventory volumes during the quarters ending March and June.

Available Information

The Company maintains a website at www.cyclecountry.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, and quarterly reports on Form 10-Q and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

In addition, the Company makes available on its website its Standards of Conduct and its Code of Ethics. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company’s website and is otherwise required to be included in this report.

ITEM 1A.      RISK FACTORS

The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are not material may also impair our future business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

Our net sales and profitability depend on our ability to continue to conceive, design and market products that appeal to our consumers.

The introduction of new products is critical in our industry and to our growth strategy. Our business depends on our ability to continue to conceive, design, manufacture and market new products and upon continued market acceptance of our product offerings. Rapidly changing consumer preferences and trends make it difficult to predict how long consumer demand for our existing products will continue or what new products will be successful. Our current products may not continue to be popular or new products that we may introduce may not achieve adequate consumer acceptance for us to recover development, manufacturing, marketing and other costs. A decline in consumer demand for our products, our failure to develop new products on a timely basis in anticipation of changing consumer preferences or the failure of our new products to achieve and sustain consumer acceptance could reduce our net sales and profitability.

Competition in our markets could reduce our net sales and profitability.

Competition in this business primarily focuses on product price, product innovation, and quality. Some of our competitors have longer operating histories, stronger brand recognition and greater financial, technical, marketing and other resources than we do. In addition, we may face competition from new participants in our markets because the outdoor recreational products and powersports industries have limited barriers to entry. We experience price competition for our products and competition for shelf space at retailers, both of which may increase in the future. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

Purchases of Company products are discretionary spending and general economic conditions significantly affect the Company’s results of operations.

Our products are generally viewed as discretionary spending by consumers.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products.  Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe.  Moreover, our businesses are cyclical in nature, and their success is dependent upon favorable economic conditions, the overall level of consumer confidence and discretionary income and spending levels.  Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income or spending can reduce our sales and adversely affect our financial results.  The impact of weak consumer credit markets, corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

We are dependent upon certain key members of management.

Our success will depend to a significant degree on the abilities and efforts of our senior management. Moreover, our success depends on our ability to attract, retain and motivate qualified management, marketing, technical and sales personnel. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is competitive and we may lose key employees or be forced to increase their compensation to retain these people. Employee turnover could significantly increase our training and other related employee costs. The loss of key personnel, or the failure to attract qualified personnel, could have a material adverse effect on our business, financial condition or results of operations.

Sources of and fluctuations in market prices of raw materials can affect our operating results.

The primary raw materials we use are metals, resins and packaging materials. These materials are generally available from a number of suppliers for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse affect on our financial results.

We rely on our credit facility to provide us with sufficient working capital to operate our business.

Historically, we have relied upon our existing credit facilities to provide us with adequate working capital to operate our business.  The availability of borrowing amounts under our credit facilities are dependent upon our compliance with the debt covenants set forth in the facilities.  Violation of those covenants, whether as a result of incurring operating losses or otherwise, could result in our lenders restricting or terminating our borrowing ability under our credit facilities.  The availability of borrowing amounts under our revolving credit facility is dependent upon the amount and quality of the accounts receivable and inventory collateralizing the revolving credit facility.  The bankruptcy of a major customer could have a significant negative impact on the availability of borrowing amounts under our revolving credit facility.  If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities.  We can make no assurance that we will be successful in ensuring our availability to amounts under our credit facilities or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash requirements.  If we are not able to maintain our borrowing availability under our credit facilities and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations.  Ultimately, we may be forced to cease operations.

Sales of our products are seasonal, which causes our operating results to vary from quarter to quarter.

Sales of our products are seasonal. Historically, our net sales and profitability have peaked in the first and fourth fiscal quarters due to the buying patterns of our customers. Seasonal variations in operating results may cause our results to fluctuate significantly in the second and third quarters and may depress our stock price during the first and fourth quarters.

Impairment charges could reduce our profitability.

We test our intangible assets with indefinite useful lives for impairment on an annual basis during the fourth quarter of our fiscal year, or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value. Various uncertainties, including changes in consumer preferences, deterioration in the political environment, continued adverse conditions in the capital markets or changes in general economic conditions could impact the expected cash flows to be generated by an intangible asset or group of intangible assets, and may result in an impairment of those assets.  Although any such impairment charge would be a non-cash expense, any impairment of our intangible assets could materially increase our expenses and reduce our profitability.

During the third quarter of 2009, the Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company’s market capitalization for a sustained period of time and had sustained two quarters of continued net losses.   In accordance with ASC 360, the Company evaluated its long-lived assets and other intangible assets, using an undiscounted cash flow analysis prior to evaluating goodwill.  This analysis supported the carrying value of the long-lived assets and other intangible assets, but could not support  the carrying value of goodwill.  Therefore, management determined that no impairment was necessary of the long-lived assets and other intangible assets.

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

We could be delisted by the NYSE Amex Stock Exchange.

The Company has received a Notice of delisting from NYSE Amex which is discussed in Item 7, Management Discussion & Analysis, as well as in Note 20 to the consolidated financial statements.

We may experience difficulties in integrating strategic acquisitions.

As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and that will enable us to leverage our competitive strengths. Risks associated with integrating strategic acquisitions include:

•	the acquired business may experience losses which could adversely affect our profitability;
•	unanticipated costs relating to the integration of acquired businesses may increase our expenses;
•	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;
•	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;
•	difficulties in achieving planned cost-savings and synergies may increase our expenses;
•	diversion of our management’s attention could impair their ability to effectively manage our other business operations; and
•	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

Currency exchange rate fluctuations could increase our expenses.

We currently do not have significant foreign operations, but our growth plan depends somewhat on growth in foreign operations for which the functional currencies are often denominated in Euros, Swiss Francs, Japanese Yen, Chinese Yuan, Taiwan Dollars and Canadian Dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our condensed consolidated financial statements, increase or decrease, accordingly. None of our revenues for the year ended September 30, 2009 or 2008 were denominated in currencies other than the U.S. dollar.

Any litigation we undertake to collect amounts due to us could be unsuccessful and the costs could reduce our profitability.

The Company is involved in the collection of funds in connection with the misappropriation of funds discussed more fully in Item 3.  We may not be successful in our efforts.  Even if we are successful in the litigation, we may not receive an award sufficient to remedy the damages, there may not be sufficient assets to collect any judgment awarded and some or all of the costs incurred in connection with any such litigation or collection efforts may not be fully recovered.  It is not possible, at this time, to estimate what those costs may be.

Trademark infringement or other intellectual property claims relating to our products could increase our costs.

We could be either a plaintiff or defendant in trademark and patent infringement claims and claims of breach of license from time to time. The prosecution or defense of intellectual property litigation is both costly and disruptive of the time and resources of our management even if the claim or defense against us is without merit. We could also be required to pay substantial damages or settlement costs to resolve intellectual property litigation.

We also rely on trade secret law to protect certain of our technologies and proprietary information that we cannot or have chosen not to patent. Trade secrets, however, are difficult to protect. Although we attempt to maintain protection through confidentiality agreements with key personnel, contractors and consultants, we cannot guarantee that such contracts will not be breached.  In the event of a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our trade secret protection. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from business and may not adequately compensate for the damages suffered..

We are subject to environmental and safety regulations.

We are subject to federal, state, and local laws and other legal requirements related to the generation, storage, transport, treatment and disposal of materials as a result of our manufacturing and assembly operations. We believe that our existing environmental management system is adequate and we have no current plans for substantial capital expenditures in the environmental area. We do not currently anticipate any material adverse impact on our results of operations, financial condition or competitive position as a result of compliance with federal, state, local and foreign environmental laws or other legal requirements. However, risk of environmental liability and changes associated with maintaining compliance with environmental laws is inherent in the nature of our business and there is no assurance that material liabilities or changes would not arise.

Our shares of common stock are thinly traded and our stock price may be more volatile.

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on the NYSE Amex.  Thus, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

On September 30, the Company received a comment letter from the Securities and Exchange Commission (the “Commission”) regarding the Form 10-KSB for the year ended September 30, 2008 and the Form 10-Q for the quarterly period ended June 30, 2009.  The Company responded on November 6, 2009 to all of the concerns addressed by the Commission’s comment letter.  The Company addressed some of the concerns of the Commission by filing an amendment to its Form 10-KSB for its fiscal year ended September 30, 2008.  In addition, the Company believes that the remaining concerns of the Commission are addressed in the filing of this Form 10-K for the year ended September 30, 2009.

ITEM 2.     PROPERTIES

The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities. The Company believes that its facilities are well maintained and have capacity adequate to meet its reasonably foreseeable needs.  The Company has approximately 260,000 square feet of modern manufacturing facilities in Spencer, IA and Milford, IA.

The Company’s corporate headquarters is located in its owned facility in Spencer, Iowa.

As of September 30, 2009, the Company operated in the following manufacturing, distribution and office locations:

•                  Spencer, Iowa

•                  Milford, Iowa

•                  Minnetonka, Minnesota

See Note 12 to the condensed consolidated financial statements included elsewhere in this report for a discussion of the Company’s lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  There is presently only one such claim known to management, which is more fully discussed in Item 7, Management’s Discussion and Analysis, as well as in Notes 19 and 20 to the consolidated financial statements, and is related to Company’s claims in connection with the misappropriation of funds by the former Chairman of the Board of Directors.

The Company intends to pursue all appropriate action to recover amounts due to it as a result of these events, which may include litigation proceedings if necessary.   In the second quarter of 2010, the Company received 195,416 shares of the Company shares related to the recovery from this misappropriation.  In addition, the Company continues to cooperate with the various regulatory authorities involved.

While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.  Due to the uncertainties in the settlement process, it is at least reasonably possible that management’s view of outcomes will change in the near term.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 24, 2009, Cycle Country Accessories Corp. filed a definitive proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 to solicit the consent of its stockholders.  The following matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended September 30, 2009:

•                  to re-elect two directors for a term which will expire at the 2012 annual meeting;

•                  to ratify the appointment of Boulay, Heutmaker, Zibell & Co. P.L.L.P. as the independent registered public accounting firm for our fiscal year ending September 30, 2009; and

•                  to transact such other business as properly came before the annual meeting or any adjournment or postponement thereof.

The stockholders approved by proxy or in person the re-election of the two directors as follows:

Nominees	Votes For	Votes Against	Abstain
Robert Davis	3,173,531	143,361	50,082
Daniel Thralow	3,316,692	200	50,082

The shareholders approved the ratification of the appointment of the audit firm as follows:

Votes For	Votes Against	Abstain
3,329,967	11,512	25,495

There were no other matters brought to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.  The directors continuing in office and not up for reelection were:  Jeffrey M. Tetzlaff, Alan Bailey and L.G. Hancher, Jr.  Mssrs. Bailey and Hancher have since resigned from the Board and Paul DeShaw has been elected by the Board to fill one of the vacancies.  Mr. DeShaw will stand for election by the shareholders at the next annual meeting.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain information with respect to this item is included in Note 9 to the Company’s consolidated financial statements included elsewhere in this report. The Company has only one class of common stock and it is traded on the NYSE Amex under the symbol: ATC.  As of September 30 2009, the Company had 43 holders of record of its common stock.

A summary of the high and low sales prices for the Company’s common stock during each quarter of the years ended September 30, 2009 and September 30, 2008 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Stock prices:
High	$1.0837	$1.98	$0.55	$2.45	$0.56	$1.85	$0.62	$1.82
Low	$0.39	$1.43	$0.15	$1.52	$0.23	$1.30	$0.23	$0.76

In fiscal 2009, the Company declared no dividends.  The Company intends to retain earnings for investment in its operations and does not intend to pay dividends in the foreseeable future.  The following limitations apply to the ability of the Company to pay dividends:

Pursuant to the Company’s revolving credit and security agreement, originally dated August 21, 2001, and which is further described in Note 7 to the Company’s condensed consolidated financial statements included elsewhere in this report, by and among the Company and its lender, the Company is restricted in its ability to make restricted payments (primarily dividends and repurchases of common stock). The Company may not declare or pay dividends without the consent of its lender.

Equity Compensation Plan

The following table sets forth unexercised options held by the named executive officers as of the 2009 fiscal year-end.

Outstanding Equity Awards at September 30, 2009

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	—	—
Equity compensation plans not approved by security holders	500,000	$1.68	—	(1)
Total	500,000	1.68	—

(1) Represents a three year option issued to Jeffrey M. Tetzlaff, Chief Executive Officer, dated May 16, 2008 at an exercise price of $1.68 per share, which represents the closing price on the date his employment commenced.

Total Shareholder Return

The graph below compares on a cumulative basis the yearly change since September 30, 2004 in the total return (assuming that dividends were not reinvested) to shareholders on the common stock with (a) the total return (assuming that dividends were not reinvested) on the S&P 500 Composite Index; (b) the total return (assuming that dividends were not reinvested) on the Russell 2000 Index; and (c) the total return (assuming that dividends were not reinvested) on a self-constructed peer group index. The peer group consists of Arctic Cat Inc., Polaris Industries Inc., and Deere & Co.  The graph assumes $100 was invested on September 30, 2004 in the Company’s common stock, the S&P 500 Composite Index, the Russell 2000 Index and the peer group indices.

* $100 invested on September 30, 2004 in stock or the applicable index or peer group, not including reinvestment of dividends.

The information in this section titled “Total Shareholder Return” shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C promulgated by the Securities and Exchange Commission or subject to the liabilities of section 18 of the Securities Exchange Act of 1934, as amended, and this information shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data, which should be read along with the Company’s consolidated financial statements and the notes to those statements and with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of operations for the years ended September 30, 2009 and September 30, 2008, and the consolidated balance sheet data as of September 30, 2009 and September 30, 2008 are derived from the Company’s audited consolidated financial statements included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA

	September 30	September 30
	2009	2008
INCOME STATEMENT:
Sales	$10,281,726	$17,513,941
Cost of Goods Sold	8,360,912	13,215,382
Inventory Adjustments (1)	474,000	—
Gross Profit	1,446,814	4,298,559
Sales, General & Admin (2)	4,037,309	4,763,859
Goodwill Impairment (3)	4,890,146	—
Fraud Expense (4)	620,000	—
Gain on Sale of Assets	(164,590)	(361,462)
Operating Expense	$9,382,865	$4,402,397
Other income (Expense)	$(323,742)	$(284,681)
Net Profit (Loss) Pre Tax	$(8,259,793)	$(388,519)
Net Profit (Loss)	$(6,798,793)	$(358,262)
Cash Dividends	$0	$0

BALANCE SHEET:
Total Current Assets	$6,958,732	$8,811,039
Net Fixed Assets	10,803,308	11,449,369
Other Assets	218,935	5,116,321
Total Assets	$17,980,975	$25,376,729

Total Current Liabilities	3,808,053	3,279,937
Long Term Liabilities	5,281,537	6,526,615
Total Liabilities	9,089,590	9,806,552
Net Worth	$8,891,385	$15,570,177

EQUITY
Weighted Average Shares of Common Stock Outstanding:
Basic	6,059,854	6,169,659
Diluted	6,059,854	6,169,659
Earnings (Loss) Per Common Share
Basic	$(1.12)	$(0.06)
Diluted	$(1.12)	$(0.06)

(1)          The year ended September 30, 2009 includes a charge for excess and obsolete inventory of approximately $283,000 and a charge for inventory shrink of approximately $191,000 included in the cost of sales.

(2)          The year 2008 includes a charge of $117,000 for the buyout of the employment agreements of the former CEO and CFO who were terminated.

(3)          The year ended September 30, 2009 includes a goodwill impairment charge of $4,890,146.

(4)          The year ended September 30, 2009 includes a fraud expense of $620,000.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company designs, manufactures and markets top-quality outdoor recreational and powersports products for the outdoor enthusiast. Through a combination of innovative products, strong marketing, a talented and passionate workforce, and excellent customer service, the Company has set itself apart from the competition for nearly 30 years. Our Company strives each day to accelerate our creative, entrepreneurial culture, following the strategic vision set by executive management and overseen by the Company’s Board of Directors.

Recent Developments

Misappropriation of Funds by Former Board Chairman

The Company previously reported the acquisition by the Company of 747,250 shares of its own stock at an average cost of $0.72 per share price (the “Stock Buyback”) for a total cost of $570,000 in cash during the first fiscal quarter ending December 31, 2008 of fiscal 2009.  In the process of completing the audit of its consolidated financial statements for the fiscal year ended September 30, 2009, the Company was unable to obtain satisfactory documentation confirming the Stock Buyback.

Mr. L.G. (Bob) Hancher, Jr., the then-Chairman of the Company’s Board of Directors and Audit Committee, had recommended the Stock Buyback and had undertaken to complete it on the Company’s behalf.  Mr. Hancher had previously reported to the Company and its auditors that he had completed the Stock Buyback on the terms disclosed in the Company’s filings.

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

The funds reported as used for the Stock Buyback have been re-characterized as fraud expense.  Also, as a result of the misappropriation, the number of outstanding shares was incorrectly reported in each of the Company’s quarterly reports on Form 10-Q for fiscal 2009, including the Original Filing and have been corrected.

In addition, during the quarter ended March 31, 2009, as part of this purported Stock Buyback transaction, Mr. Hancher directed the Company to pay $50,000 to a consulting brokerage firm.  These funds were originally recorded as a pre-paid expense, and were to be used to pay future legal and other advisory costs.  As a result of the Company’s investigation of this entire matter, management has determined the $50,000 in prepaid expenses also should be treated as fraud expense.

Furthermore, the Company is reclassifying some stock-based compensation to its outside directors.  Mr. Hancher was responsible for issuing stock-based compensation to the other directors in accordance with the Company’s approved plan.  However, as part of the investigation, it was discovered that some of the shares that Mr. Hancher was to issue were not in fact issued.

The Company continues to work to recover all of the amounts misappropriated, but any such recoveries will impact subsequent periods and will be reported for the periods in which such recoveries occur.  In the second quarter of fiscal 2010, the Company recovered 195,416 shares of its stock.

Delisting Notice for Company Shares from NYSE Amex.

Upon discovery of the misappropriation of funds noted above, the Company’s external, independent auditors and attorneys were engaged to launch an internal investigation into this matter.  The misappropriation and subsequent investigation created significant delays, which caused the Company to be unable to timely file its annual report on Form 10-K for the year ended September 30, 2009, as well as its Form 10-Q for the fiscal quarter ending December 31, 2009.

On January 8, 2010, the Company notified the Securities and Exchange Commission and the NYSE Amex compliance authorities of the discovery of the misappropriation of funds and announced its expected delay in filing its Form 10-K.  On January 14, 2010, the Company received a notice (the “Notice”) from NYSE Amex LLC (“Exchange”) that the Company was not in compliance with some of the Exchange’s continued listing standards.  On February 17, 2010, the Company received an additional notice from the Exchange that determined the Company is out of compliance with the Exchange’s continued listing requirements for its failure to timely file its Form 10-Q for its first fiscal quarter ended December 31, 2009.

The Company filed a Plan of Compliance (the “Plan”) with the Exchange on January 28, 2010.  On March 1, 2010, the Company received a letter from the Exchange that it has accepted the Company’s Plan and, pursuant to such Plan, the Exchange granted the Company an extension until April 14, 2010 to regain compliance with its continued listing standards in order to maintain its listing on the Exchange.  The Company subsequently requested and was granted an additional extension until May 17, 2010 to file its delinquent reports.

The Exchange has acknowledged that through the Company’s recently announced addition of a new independent member to its Board of Directors and Audit Committee, the Company has regained compliance with the relevant sections of the Company Guide identified in the Notice.

The Company believes it will be back into compliance with the remaining deficiencies identified by the Exchange with the filing of this Form 10-K and the filing of its Form 10-Q for its first fiscal quarter ending December 31, 2009, which is also being filed on or about the time of the filing of this report.

Results of Operations

The Company’s sales and operating profit (loss) by business segment are summarized as follows:

	2009	2008	$ Change	% Change

Total Revenue by Segment
CCAC ATV	$8,649,967	$14,759,198	$(6,109,231)	(41.39)%
Plazco	689,792	1,500,730	(810,938)	(54.04)%
Perf-Form	254,197	219,862	34,335	15.62%
Imdyne	1,425,997	2,144,978	(718,981)	(33.52)%
			—
Total Revenue by Segment	11,019,953	18,624,768	(7,604,815)	(40.83)%
			—
Freight Income	92,842	69,299	23,543	33.97%
Sales Discounts & Allowances	(831,069)	(1,180,126)	349,057	29.58%

Total Consolidated Revenue	10,281,726	17,513,941	(7,232,215)	(41.29)%

Operating profit by Segment
CCAC ATV	4,181,220	6,734,377	(2,553,157)	(37.91)%
Plazco	404,367	845,572	(441,205)	(52.18)%
Perf-Form	78,069	72,670	5,399	7.43%
Imdyne	407,016	783,092	(376,076)	(48.02)%

Total Profit By Segment	5,070,672	8,435,711	(3,365,039)	(39.89)%

Freight Income	92,842	69,299	23,543	33.97%
Sales Disc. & Allow.	(831,069)	(1,180,126)	349,057	29.58%
Factory Overhead	(2,885,631)	(3,026,325)	140,694	4.65%

Gross Profit	$1,446,814	$4,298,559	$(2,851,745)	(66.34)%

See Note 13 in the notes to the consolidated financial statements included elsewhere in this report for the definition of segment net sales and operating profit.

Fiscal 2009 vs. Fiscal 2008

Net Sales

With the exception of Perf-Form, which showed a slight increase in sales, the Company’s business segments were adversely impacted in 2009 by the state of the domestic and global economies.  During the 2009 fiscal year, sales were negatively affected by a weak retail environment which the Company believes is due to a number of factors including, but not limited to, continued weakness in the domestic and global economies, high unemployment, volatile capital markets, depressed housing prices and tight consumer lending practices, all of which drove consumer confidence down to, or near, historical lows and resulted in considerable negative pressure on spending by individual consumers.  The Company is continuing to adjust its infrastructure to match its sales volumes as it works through these difficult times.  Net sales totaled $10,281,726 in 2009 compared to $17,513,941 in 2008, a decrease of 41.3% or $7,232,215.

Net sales for the Cycle Country ATV Accessories business segment decreased approximately $6.1 million or 41.4% during 2009.  The decline was primarily the result of general economic conditions and weakness in the sales of new units by the manufacturers of ATV/UTV powersports which reduced demand for all aftermarket accessories in these product lines.

Plazco’s net sales declined approximately $811,000 in 2009, or 54.0%, primarily due to the decline in sales to the golf industry.  Golf car accessories were down from the prior year due to softness in the U.S. economy driving cautious spending by that industry.

Net sales for the Perf-Form oil filter business segment increased slightly by approximately $34,000 or 15.6%, primarily as a result of improvement in the Company’s on-going supply chain issues with components necessary for manufacturing the products.

Imdyne, our contract manufacturing business segment saw a decline in sales of approximately $719,000, or 33.5%, due largely to weak economic conditions in the Midwest among the customers for whom we generally fabricate products.

Cost of Goods Sold

Cost of Goods Sold for the fiscal year was impacted adversely in the first quarter and fourth quarter of fiscal 2009 due to the Company having recorded two inventory write-offs totaling approximately $474,000 for the year.  The first write-off, in the amount of approximately $191,000, occurring in the second quarter, was due to a a shortage discovered during a physical inventory count at the end of January 2009.  The Company also recorded an inventory write-off of $283,000 as a result of the completion of the inventory evaluation started in the third fiscal quarter.  In that period, the Company had increased its reserve by approximately $610,000 as an estimate of the excess and obsolete inventory on hand.  However, in the fourth quarter, the Company continued to evaluate the inventory and found that the total amount was only $283,000

Production efficiencies and aggressive material and parts purchasing led to lower costs of goods sold across all of the segments of the Company.

Gross Profit

Gross profit of approximately $1.4 million was 14.1% of net sales on a consolidated basis for the year ended September 30, 2009 compared to approximately $4.3 million or 24.5% of net sales in the prior year.  The gross profit decline of $2.9 million was primarily attributable to the 41.5% decline in sales volume during 2009 as compared to 2008.  As a result of reduced sales, and in order to reduce inventories, our manufacturing facilities were operated at reduced capacity at certain points during the year. This resulted in higher unabsorbed costs in our manufacturing plants, which were expensed during the period.

Operating profit in the Cycle Country ATV Accessories business segment declined approximately $2.5 million from the prior year due to a decline in volume, but improved as a percent of sales from 45.6% in 2008 to 48.3% in the current year.

Operating profit in the Plazco business segment declined approximately $441,000 from 2008, but improved as a percent of sales from 56.3% in the prior year to 58.6% in 2009.

Operating profit in the Perf-Form oil filter segment was 30.7% of sales in 2009 and was $5,000 higher than 2008 levels, which were equal to 33.1% of sales.  The slight increase in gross profit was due primarily to increased volume while the decrease in operating profit percentage is due to related operating inefficiencies.

Operating profit for the Imdyne contract manufacturing segment decreased by approximately $376,000 from 36.5% of sales in 2008 to 28.5% of sales in 2009 primarily as a result of operating inefficiencies due to lower volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from the prior year by $727,000.  The decrease was due, in part, to a decrease in wages of approximately $457,000.  During fiscal 2008, the Company paid $117,000 due to the departure of the former CEO and CFO.  Advertising expenses were down approximately $352,000 due to advertising initiatives in 2008 not continued in fiscal 2009 such as television ads, brochures and videos.

Impairment Charges

During the third quarter of 2009, the Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company’s market capitalization for a sustained period of time and had sustained two quarters of continued net losses.  In accordance with ASC 360, the Company evaluated its long-lived assets and other intangible assets, using an undiscounted cash flow analysis prior to evaluating goodwill.  This analysis supported the carrying value of the long-lived assets and other intangible assets, but could not support the carrying value t of goodwill.  Therefore, management determined that no impairment was necessary of the long-lived assets and other intangible assets.

In evaluating goodwill, the Company evaluated the market capitalization at June 30, 2009 and performed an evaluation based on multiples of earnings and discounted cash flow analysis as evidence of the fair value of the entity.  It was determined that the fair value did not exceed the carrying amount of goodwill, and accordingly, the Company took an impairment charge of approximately $4,890,000.

The Company’s analysis uses significant estimates in the evaluation of other intangibles such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin.  It is reasonably possible that the Company’s estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets and other intangibles.

Operating Results

The Company recognized an operating loss of $7.9 million in fiscal 2009 compared to an operating loss of $104,000 in fiscal 2008.  Primary factors driving the decrease in operating profit margins were the goodwill impairment loss recognized in the current year with significantly lower production volumes in 2009.

Interest Expense

Interest expense continues to decrease in correlation with the decrease of debt carried by the company.  During fiscal year 2009, interest expense decreased by approximately $3,000 dollars as compared to fiscal year 2008.

Other Income and Expenses

Other income and expense includes interest income and lease income.   Other expense increased approximately $39,000 for the year ended September 30, 2009 as compared to the year ended September 30, 2008.

Pretax Income (Loss) and Income Taxes

The Company recognized a pretax loss of $8.26 million in fiscal 2009, compared to a pretax loss of $389,000 in fiscal 2008. The Company recorded an income tax benefit of $1.46 million, an effective benefit of 17.7%, compared to $30,000 of income tax benefit in fiscal 2008, an effective benefit rate of 7.8%.

Net Loss

The Company recognized a net loss of $6.8 million in fiscal 2009, or $1.12 per diluted share, compared to a net loss of $358,000 in fiscal 2008, or $0.06 per diluted share.

Financial Condition, Liquidity and Capital Resources

The Company’s cash flow from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, is summarized in the following table:

	2009	2008
Cash provided by (used for):
Operating activities	$364,292	$(49,473)
Investing activities	(192,379)	(1,275,920)
Financing activities	(338,999)	1,065,121
Increase (decrease) in cash and cash equivalents	$(167,086)	$(260,272)

The Company generated approximately $364,000 in positive cash flow from operating activities, a change from negative cash flow last year in the amount of approximately ($50,000).  The Company’s seasonal line of credit, positive cash flow, and strong balance sheet will continue to fund the Company’s ability to meet existing and likely future cash requirements.

The Company violated one of the technical covenants in its loan agreements with its lender.  The Company has asked for and received a waiver from the lender for this technical violation.  Continuation of these covenant violations could ultimately have a negative impact on the Company, as it may affect the Company’s ability to negotiate new credit facilities with this lender.  Further, these violations carry a penalty payment due to the lender, and though the penalty is small, the continuation of these violations could impact the Company’s operations.

The Company’s business is seasonal and the year-end falls during one of our busiest times of year.  At September 30, 2009, and September 30, 2008, our lines of credit had been fully utilized, but the Company had significant accounts receivable and inventory.  Consistent with its historical experience, the Company expects to collect sufficient receivables to repay the line of credit.  The Company expects the existing cash balances, the cash flow to be generated from operating activities, and the available borrowing capacity under our credit line agreement to be sufficient to fund normal operations..

Operating Activities

The following table sets forth the Company’s working capital position at the end of each of the past two years:

	2009	2008
Current assets	$6,958,732	$8,811,039
Current liabilities	3,808,053	3,279,937
Working capital	$3,150,679	$5,531,102
Current ratio	1.83	2.69

Cash flows provided by (used for) operations totaled $364,300, and $(49,500) in fiscal 2009 and 2008, respectively. The most significant driver in the increase in cash flows from operations in fiscal 2009 was a $1.5 million decrease in inventory levels; a $1.1 million decrease in accounts receivable offset by an increased net loss and an increase in deferred taxes receivable.

Depreciation and amortization charges were $836,000 in fiscal 2009 and $813,000 in fiscal 2008.

Investing Activities

Cash flows used for investing activities were approximately $192,000 and $1,300,000 in fiscal 2009 and 2008, respectively. Expenditures for property, plant and equipment were $221,000 and $1,280,000 in fiscal 2009 and 2008, respectively.  In general, the Company’s ongoing capital expenditures are primarily related to tooling and equipment for new products, lean manufacturing initiatives, and information systems improvements.

Financing Activities

The following table sets forth the Company’s debt and capital structure at the end of the past two fiscal years:

	2009	2008
Current debt	$863,160	$811,053
Long-term debt	3,111,783	3,971,525
Total debt	3,974,943	4,782,578
Shareholders’ equity	8,891,385	15,570,177
Total capitalization	$12,866,328	$20,352,755
Total debt to total capitalization	30.9%	23.5%

Payments on long-term debt were approximately $685,000 and $808,000 for fiscal years 2008 and 2009 respectively.

Contractual Obligations and Off-Balance-Sheet Arrangements

The Company has contractual obligations and commitments to make future payments under its existing credit facility, including principal, interest and operating leases. See Note 7 in the consolidated financial statements included elsewhere in this report for financial information regarding the significant terms and schedule of payments on debt obligations, and Note 12 regarding lease obligations.

As part of the investment in Golden Rule (Bermuda) Ltd, a captive insurance company in which the Company has invested and formerly secured some of its insurance protection, the Company is required to provide a letter of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding at September 30, 2009 were approximately $195,000 compared to $207,000 at September 30, 2008.  The decline was caused by the Company moving its workers compensation insurance to a new company.

The Company has no off-balance-sheet arrangements.

Market Risk Management

The Company is exposed to market risk stemming from changes in commodity prices such as steel, plastic resins, and packaging materials, and to a lesser extent to foreign currency exchange rates and interest rates. Changes in these factors could cause fluctuations in earnings and cash flows. The Company may reduce exposure to certain of these market risks by entering into supply agreements and purchase contracts for materials.   The Company does not currently use hedging transactions as part of its risk management strategy.

Foreign Currency

The Company currently has a limited amount of foreign sales or off-shore product sourcing for which the functional currencies would commonly be denominated in Euros, Swiss Francs, Japanese Yen, Chinese Yuan, Taiwan Dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has sales or off-shore product sourcing increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company’s foreign operations, as reported in the Company’s condensed consolidated financial statements, increase or decrease, accordingly. None of the Company’s revenues for the years ended September 30, 2009 and 2008 were denominated in currencies other than the U.S. dollar.

Interest Rates

The Company’s long-term capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company’s primary exposure is to U.S. interest rates.

Commodities

Certain components used in the Company’s products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and non-cancelable supply contracts. Primary commodity price exposures include costs associated with metals, resins and packaging materials.

Sensitivity to Changes in Value

The estimated maximum potential loss from a 100 basis point movement in interest rates on the Company’s term loan and short term borrowings outstanding at September 30, 2009 is approximately $50,000 in in annual income before income taxes.  These estimates are intended to measure the maximum potential earnings the Company could lose in one year from adverse changes in market interest rates.  The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur.  The estimates do not consider favorable changes in market rates or the effect of interest rate floors.

Other Factors

The Company anticipates that changing costs of basic raw materials may impact future operating costs and, accordingly, the prices of its products. The Company is involved in continuing programs to mitigate the impact of cost increases through changes in product design and identification of sourcing and manufacturing efficiencies. Price increases and, in certain situations, price decreases are implemented for individual products, when appropriate.

Critical Accounting Policies and Estimates

The Company’s management discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of its assets, liabilities, sales and expenses, and related footnote disclosures.  On an on-going basis, the Company evaluates its estimates for product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, pensions and other post-retirement benefits, and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  Management has discussed these policies with the Audit Committee of the Company’s Board of Directors.

Allowance for Doubtful Accounts

The Company recognizes revenue when title and risk of ownership have passed to the buyer.  Allowances for doubtful accounts are estimated by the individual operating companies based on estimates of losses related to customer accounts receivable balances.  Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on required reserve balances.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Management regularly reviews inventory quantities on hand, future product demand and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, management would reduce the Company’s inventory to a new cost basis through a charge to cost of goods sold.

During the third quarter of 2009, while undergoing lean manufacturing process improvements and upgrades to the ERP software used to manage the Company, management spent significant time evaluating the inventory processes, inventory quantities on hand, future product demand and the estimated utility inventory.  During this review, management made the determination that some inventory on-hand was obsolete or needed to be written down to the current market values. Accordingly, the Company increased the reserve by $610,000 to approximately $772,000 during third quarter, until management could complete the review.

The Company completed the process improvements and upgrades during the fourth quarter of 2009.  As a result of management review, process improvements and upgrades, management ultimately determined the Company had approximately $283,000 of obsolete inventory, which was applied against the inventory reserve upon disposal.  Adjustments to the inventory reserve for write downs due to lower of cost or market were immaterial.  Management evaluated the Company’s remaining inventory reserve based on the Company’s historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at September 30, 2009 was appropriate.  It is reasonably possible the inventory reserve will change in the near future.

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Goodwill and Other Intangible Assets Impairment

Goodwill and intangible assets are reviewed and assessed for impairment at least annually or when indicators of potential impairment exist, using a fair-value based approach.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  The estimate of fair value was calculated using a discounted cash flow analysis, which requires a number of key estimates and assumptions.  We estimated the future cash flows of the other intangible assets based on historical and forecasted revenues and operating costs.  We applied a discount rate to the estimated future cash flows for purposes of the valuation.  This discount rate is based on the estimated weighted average cost of capital, which includes certain assumptions such as market capital structure, market betas, risk-fee rate of return and estimated costs of borrowing.  Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis in a given year.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

During the third quarter of 2009, the Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company’s market capitalization for a sustained period of time and had sustained two quarters of continued net losses.  In accordance with ASC 350, the Company evaluated its other intangible assets using an undiscounted cash flow analysis prior to evaluating goodwill.  This analysis supported the carrying value of the other intangible assets, but would only support a minimal amount of goodwill.  Therefore, management determined that no impairment was necessary of the other intangible assets.

In evaluating goodwill, the Company evaluated the market capitalization at June 30, 2009 valuation based on multiples of earnings and discounted cash flow analysis as evidence of the fair value of the entity.  It was determined that the fair value did not exceed the carrying amount of goodwill, and accordingly, the Company took an impairment charge for the full amount of the goodwill of approximately $4,890,000.

The Company’s analysis uses significant estimates in the evaluation of other intangibles and goodwill, such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin.  It is reasonably possible that the Company’s estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets and other intangibles.

Other intangible assets are stated at cost and consist of trademarks, and patents.  All trademarks acquired by the Company’s acquisitions have been deemed to have an indefinite life and as such will not be amortized.  Patents are being amortized over their estimated useful lives of 15 years.

Warranties

The Company accrues a warranty reserve for estimated costs to provide warranty services. Warranty reserves are estimated by the Company using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations.

New Accounting Pronouncements

On October 1, 2008, the Company adopted ASC 820 “Fair Value Measurements” which defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements.  At the present time, the Company does not have any financial or nonfinancial assets or liabilities that would require fair value recognition or disclosures under ASC 820.

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and debt approximates fair value.  The Company estimates that the fair value of all financial instruments at September 30, 2009 approximates their carrying values in the accompanying consolidated balance sheet included in the Company’s consolidated financial statements.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is included in the Company’s consolidated financial statements attached to this report on pages F-1 to F-40.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Henjes Conner & Williams P.C., Certified Public Accountants (“Henjes”), acted as the Company’s accountants from January, 2004. Henjes’ reports on the company’s September 30, 2008 audited financial statements did not contain an adverse disclaimer or modification. Cycle Country Accessories Corp.’s decision to use Boulay, Heutmaker, Zibell & Co., P.L.L.P. to audit Cycle Country’s September 30, 2009 financial statement was approved by the Company’s Board of Directors and ratified by the shareholders. There are no disagreements with Henjes on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which, if not resolved to Henjes’ satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. A copy of this disclosure has been provided to Henjes and we have not received a response disagreeing with the terms of this disclosure. Boulay, Heutmaker, Zibell & Co., P.L.L.P., Certified Public Accountants, has been the Company’s independent registered public accounting firm since May 20, 2009

ITEM 9A(T).  CONTROLS AND PROCEDURES

A.    Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer and Interim Chief Financial Officer) as of the end of the period covered by this report, our Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchanged Act), are ineffective, due to the material weakness in our internal control over financial reporting as discussed below, to provide reasonable assurance that the information to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated  and communicated to management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosures.

B.    Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

C.    Management’s Report on  Internal Control over Financial Reporting

Cycle Country’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, Cycle Country’s Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•   Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, Cycle Country has assessed as of September 30, 2009, the effectiveness of its internal control over financial reporting.  Based on its evaluation as of September 30, 2009, management concluded that our internal controls over financial reporting were ineffective as of September 30, 2009 and that there is a material weakness in our internal control over financial reporting as of September 30, 2009. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the Company’s loss of a permanent Chief Financial Officer during the fourth quarter of fiscal year 2008, which carried into the first quarter of fiscal year 2009.  This loss left a lack of sufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our company during the period of our Stock Buyback program in the first quarter of fiscal year 2009. This weakness caused us to not fully identify and resolve accounting and disclosure issues that led to a failure to perform timely internal control and reviews, especially in relation to the Stock Buyback program, caused us to have to restate our financial reports of the three quarters of fiscal year 2009.

In order to remedy the weaknesses identified in this assessment, the Company has contracted with an interim Chief Financial Officer, whose work uncovered the details of the misappropriation of funds.  We are currently negotiating with this person to become our full-time Chief Financial Officer and to develop and implement the necessary internal control procedures.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K. In addition, this report by management regarding internal control over financial reporting is specifically not incorporated by reference into this Annual Report on Form 10-K or into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Rules of The American Stock Exchange (“Amex”) require that a majority of the Board of Directors be “independent,” as defined in American Stock Exchange Company Guide Section 121(f). Under the Amex rules, the Board of Directors must make an affirmative determination that a director is independent by determining that the director has no relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has reviewed the independence of its directors under the Amex rules. During this review, the Board of Directors considered transactions and relationships between each director or any member of his family and the Company.

The Board of Directors has determined that Messrs. DeShaw and Thralow are independent under Amex Rule Section 121(f).

The Audit Committee of the Company’s Board of Directors is an “audit committee” for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Mr. Paul DeShaw (Chairman) and Mr. Daniel Thralow.

The Board of Directors has reviewed the qualifications of each member of the Audit Committee for the purpose of determining whether any director serving on the Audit Committee would qualify as an “audit committee financial expert” as that term is defined under the rules of the Securities and Exchange Commission.  Based upon that review, it was determined that, Mr. Paul DeShaw qualifies as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

For the fiscal year ending September 30, 2009, Robert Davis and Daniel Thralow, who each became subject to the Section 16 reporting requirements during the year, each filed their respective Form 3 late.  Based on a review of prior filings and reported share ownership, it appears L.G. Hancher, Jr., the former Chairman of the Board and Audit Committee, who resigned January 6, 2010, there may be unreported transactions by Mr. Hancher that occurred during the fiscal year ending September 30, 2009 and prior fiscal years, but the Company does not have sufficient information to determine what transactions occurred and what reporting should have been completed.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned over the fiscal years ended September 30, 2009 and 2008 by (1) each person who served as the principal executive officer of the Company during fiscal year 2009, (2) the Company’s two most highly compensated executive officers as of September 30, 2009 with compensation during fiscal year 2009 of $100,000 or more; and (3) up to two additional individuals, if any, who would have otherwise been included under clause (2) above but for the fact that they were not serving as an executive officer as of September 30, 2009 (the “named executive officers”).

					Other		Restricted		Securities		All
Name and	Fiscal				Annual		Stock		Underlying	LTIP	Other
Principal Position	Year	Salary	Bonus		Comp		Awards		Options	Payouts	Comp
Jeffrey Tetzlaff, President	2009	150,000	0		0		0		0	0	3,659	(11)
	2008	150,000	25,000	(2)	0		0		0	0	1,464	(6)

Robert Davis, Interim Chief Financial Officer	2009	0	0		0		0		0	0	116,876	(9)

(7) Randy Kempf, President	2009	187,500	0		0		25,000	(5)	0	0	10,432	(12)
	2008	208,515	25,370		121	(1)	25,000	(5)	0	0	6,979	(3)

Alan Bailey, Vice President (8)	2009	125,000	0		500	(1)	0		0	0	18,842	(10)
	2008	100,000	9,272		500	(1)	0		0	0	15,495	(4)

(1)    Christmas bonus

(2)    Signing bonus

(3)    Comprised of $6,979 for health insurance

(4)    Comprised of $4,911 value of personal use of company auto and $10,584 paid for health insurance

(5)    Comprised of the last two issances for a total of $100,000 in restricted company common stock

(6)    Comprised of $1,464 of health insurance

(7)    Employment terminated April 2008

(8)    Retired effective April 30, 2010.

(9)    Other compensation represents amounts paid to consulting firm of Bene Merenti LLC

(10)  Comprised of $6,180 value of personal use of company auto and $12,662 paid for health insurance

(11)  Comprised of $3,659 of health insurance

(12)  Comprised of $10,432 of health insurance

(13)  Comprised of $1,599 remaining vacation

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of August 6, 2009 by each stockholder known by us to own beneficially more than 5% of our Common Stock.

As of March 31, 2010, we had 5,876,891 shares of Common Stock outstanding and 43 stockholders of record.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2010 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing the ownership percentage of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Amount and
Name and Address of	Nature of		Percentage of
Beneficial Owner	Beneficial Ownership		Class

Joan Bailey	599,296	(direct)	10.20%
24160 Kelleys Beach Drive
Spirit Lake, IA 51360

Alan D Bailey	510,779	(direct)	8.69%
24160 Kelleys Beach Drive
Spirit Lake, IA 51360

David Bailey Estate	456,296	(direct)	7.76%
1209 Country Club Lane
Spencer, IA 51301

Lisa Bailey	326,889	(direct)	5.56%
24160 Kelley’s Beach Dr
Spirit Lake, IA 51360

Paul DeShaw	341,300	(direct)	5.81%
1701 38th Ave West	8,700	(indirect)	0.15%
Spencer, IA 51301

Under regulations of the Securities and Exchange Commission, persons who have power to vote or to dispose of our shares, either alone or jointly with others, are deemed to be beneficial owners of those shares. The following table sets forth, as of April 30, 2010, the beneficial ownership of the outstanding Common Stock of each current director (including the nominees for election as directors), each of the Named Executive Officers named in the Summary Compensation Table set forth herein and the executive officers and directors as a group.

	Amount and
Name and Address of	Nature of		Percentage of
Beneficial Owner	Beneficial Ownership		Class

Jeffrey M. Tetzlaff, President and CEO, (1)
Director (2008)	10,000		0.17%
c/o Cycle Country Accessories Corp.
1701 38th Ave West
Spencer, IA 51301

Robert Davis, Interim CFO, Corporate Secretary,
Treasurer, and Director (2009)	0		0.00%
c/o Cycle Country Accessories Corp.
1701 38th Ave West
Spencer, IA 51301

Daniel Thralow, Director (2009)	0		0.00%
c/o Cycle Country Accessories Corp.
1701 38th Ave West
Spencer, IA 51301

Paul DeShaw, Director (2010)
c/o Cycle Country Accessories Corp.	341,300	(direct)	5.81%
1701 38th Ave West	8,700	(indirect)	0.15%
Spencer, IA 51301

All Officers and Directors as a Group (4 persons)	360,000		6.13%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

From time to time, the Company has engaged in various transactions with certain of its directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning certain transactions and relationships that have occurred during the past fiscal year or are currently proposed.

In fiscal 2009 and 2008, we provided contract manufacturing services to AERO Race Wheels, Inc. which generated approximately $208,000 and 293,000 in revenue, respectively.  There was approximately $8,000 and $45,000 in accounts receivable at September 30, 2009 and 2008.  AERO Race Wheels is owned by F.L. Miller who was one of our directors. He resigned his position as a director in fiscal year 2009.

It is our policy that all future transactions between the Company and its officers, directors, principal shareholders and affiliates must be approved by a majority of the independent and disinterested outside directors.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the fiscal years ended September 30, 2009 by Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Fiscal
2009

Audit Fees	$116,260
Audit-Related Fees	39,515
Tax Fees	17,056
All Other Fees	72,329

Total Fees	$245,160

Audit Fees—Includes audit of the Company’s annual financial statements, review of the Company’s quarterly reports on Form 10-Q, and consents and assistance with and review of registration statements filed with the SEC.  .

Audit-Related Fees—Includes accounting consultations related to GAAP and the application of GAAP and includes time and research provided to the Company including work related to the misappropriations of funds discussed elsewhere in this report.

Tax Fees—Includes tax compliance and consulting.

All Other Fees—Includes time and research related provided to the Company including work related to the misappropriations of funds discussed elsewhere in this report.

The Audit Committee of the Company pre-approved all fees discussed above.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

Financial Statements

Included in Item 8 of Part II of this report are the following:

•	Report of Independent Registered Public Accounting Firm.
•	Report of Prior Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets – September 30, 2009 and September 30, 2008.
•	Consolidated Statements of Operations – Years ended September 30, 2009 and September 30, 2008.
•	Consolidated Statements of Shareholders’ Equity – Years ended September 30, 2009 and September 30, 2008..
•	Consolidated Statements of Cash Flows – Years ended September 30, 2009 and September 30, 2008.
•	Notes to the Consolidated Financial Statements.

Financial Statement Schedules

All schedules are omitted because they are not applicable, are not required or the required information has been included in the consolidated financial statements or notes thereto.

Exhibits

A list of the exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits which immediately precedes such exhibits and is incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2010.

CYCLE COUNTRY ACCESSORIES CORP.

(Registrant)

By	/s/ Jeffrey M. Tetzlaff
Jeffrey M. Tetzlaff
Chairman and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Jeffrey M. Tetzlaff	Chairman of the Board, Chief Executive Officer and	May 20, 2010
Jeffrey M. Tetzlaff	Director (principal executive officer)

/s/ Robert Davis	Interim Chief Financial Officer, Treasurer, Secretary and	May 20, 2010
Robert Davis	Director (principal financial and accounting officer)

/s/ Paul DeShaw	Director	May 20, 2010
Paul DeShaw

/s/ Daniel Thralow	Director	May 20, 2010
Daniel Thralow

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cycle Country Accessories Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cycle Country Accessories Corp. and Subsidiaries as of September 30, 2009, and the related consolidated statement of operations, stockholders’ equity, and cash flow for the year then ended. Cycle Country Accessories Corp. and Subsidiaries management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Cycle Country Accessories Corp. and Subsidiaries as of September 30, 2008 were audited by other auditors whose report dated January 13, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries as of September 30, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, MN

May 20, 2010

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS

Cash and Cash Equivalents	$27,490	$194,576
Accounts Receivable, net	1,819,552	2,935,647
Inventories	3,588,880	5,110,499
Income Tax Receivable	997,413	14,780
Deferred Income Taxes	448,000	345,920
Prepaid Expenses and Other	77,397	209,617

Total Current Assets	6,958,732	8,811,039

PROPERTY, PLANT AND EQUIPMENT, net	10,803,308	11,449,369

OTHER ASSETS

Intangible Assets, net	178,547	177,812
Goodwill	—	4,890,146
Other Assets	40,388	48,363

Total Other Assets	218,935	5,116,321

Total Assets	$17,980,975	$25,376,729

See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Disbursements in Excess of Bank Balance	$438,636	$—
Accounts Payable	562,689	577,278
Accrued Expenses	747,044	725,082
Bank Line of Credit	1,030,000	1,000,000
Current Portion of Bank Notes Payable	863,160	811,053
Deferred Gain on Sale, current portion	166,524	166,524

Total Current Liabilities	3,808,053	3,279,937

LONG-TERM LIABILITIES

Bank Notes Payable, less current portion	3,111,783	3,971,525
Deferred Gain on Sale, less current portion	27,754	194,278
Deferred Income Taxes	2,142,000	2,360,812

Total Long-Term Liabilities	5,281,537	6,526,615

TOTAL LIABILITIES	9,089,590	9,806,552

STOCKHOLDERS’ EQUITY

Common stock, $.0001 par value; 100,000,000 shares authorized; 7,482,677 and 7,433,037 shares issued 6,072,307 and 6,022,307 and outstanding respectively	748	743
Additional Paid in Capital	14,849,334	14,729,338
Treasury Stock	(2,581,636)	(2,581,636)
Retained Earnings (Deficit)	(3,377,061)	3,421,732

Total Stockholders’ Equity	8,891,385	15,570,177

Total Liabilities and Stockholders’ Equity	$17,980,975	$25,376,729

See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008

Revenue

Net Sales	$10,188,884	$17,444,642
Freight Income	92,842	69,299

Total Revenue	10,281,726	17,513,941

Cost of Sales

Cost of Goods Sold	8,834,912	13,215,382

Gross Profit	1,446,814	4,298,559

Selling, General, and Administrative Expenses	4,037,309	4,763,859
Goodwill Impairment	4,890,146	—
Fraud Expense (Notes 9 and 20)	620,000	—
Gain on Sale of Assets	(164,590)	(361,462)

Total Operating Expenses	9,382,865	4,402,397

Loss from Operations	(7,936,051)	(103,838)

Other Income (Expense)

Interest Expense	(336,461)	(339,787)
Interest Income	1,720	19,665
Miscellaneous	10,999	35,441

Total Other Income (Expense), net	(323,742)	(284,681)

Loss Before Taxes	(8,259,793)	(388,519)

Benefit for Income Taxes	(1,461,000)	(30,257)

Net Income (Loss)	$(6,798,793)	$(358,262)

Weighted Average Shares of Common Stock Outstanding:
Basic	6,059,854	6,169,659
Diluted	6,059,854	6,169,659

Net Loss Per Common Share:
Basic	$(1.12)	$(0.06)
Diluted	$(1.12)	$(0.06)

See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Common Stock	Additional Paid- In Capital	Retained Earnings	Treasury Stock	Total Stockholder Equity

Balances at September 30, 2007	$735	$14,495,035	$3,779,994	$—	$18,275,764
Net Income (Loss)			(358,262)		(358,262)
Issuance of Common Stock for Directors Fees					—
4,637 shares at $2.33 per share:	—	11,000			11,000
3,392 shares at $1.10 per share:	—	3,561			3,561
Issuance of Common Stock - Compensation Fees					—
37,500 shares at $2.00 per share:	3	74,997			75,000
$53,250 six months accrual of signing bonus		53,250			53,250
Issuance of Common Stock - Consulting Fees					—
50,000 shares at $1.83 per share	5	91,495			91,500
Treasury Stock - Exchange of common stock for Property Plant and Equipment
1,410,730 shares at $1.83 per share:	—	—	—	(2,581,636)	(2,581,636)
Balances at September 30, 2008	743	14,729,338	3,421,732	(2,581,636)	15,570,177
Net Income (Loss)			(6,798,793)		(6,798,793)
Issuance of Common Stock - Compensation Fees
$97,500 yearly accrual of signing bonus	—	97,500			97,500
Issuance of Common Stock - Consulting Fees
50,000 shares at $0.45 per share	5	22,496			22,501
Balances at September 30, 2009	$748	$14,849,334	$(3,377,061)	$(2,581,636)	$8,891,385

See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net Income (Loss)	$(6,798,793)	$(358,262)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation	829,870	807,083
Amortization	5,901	5,857
Share-Based Compensation	120,000	234,311
(Gain) on Sale & Disposal of Assets	(164,590)	(729,168)
Deferred Income Tax	(320,892)	(313,542)
Goodwill Impairment	4,890,146	—
Inventory Reserve	14,766	36,000
Changes in:
Accounts Receivable, Net	1,116,096	(699,791)
Inventories	1,506,852	124,145
Income Taxes Receivable, Net	(982,633)	(14,780)
Prepaid Expenses and Other	132,220	17,820
Other Assets	7,975	(9,942)
Accounts Payable	(14,589)	381,779
Accrued Expenses	21,963	136,872
Deferred Gain on Sale	—	360,802
Taxes Payable	—	(28,657)
Net Cash Used by Operating Activities	364,292	(49,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(221,200)	(1,280,108)
Purchase of Intangible Assets	(6,637)	(15,141)
Proceeds from Sale of Property, Plant and Equipment	35,458	19,329
Net Cash (Used) by Investing Activities	(192,379)	(1,275,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Disbursements of Property and Equipment	438,636	—
Payments on Bank Notes Payable	(807,635)	(684,879)
Proceeds from Bank Notes Payable	—	750,000
Proceeds from Line of Credit, net	30,000	1,000,000
Net Cash Provided (Used) by Financing Activities	(338,999)	1,065,121

Net Decrease in Cash and Cash Equivalents	(167,086)	(260,272)
Cash and Cash Equivalents- Beginning of Year	194,576	454,848
Cash and Cash Equivalents- End of Year	$27,490	$194,576

See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid during the year for:
Interest	$336,950	$260,686
Income Taxes Paid, Net of Refunds	$(159,380)	$326,722

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of Common Stock for Payment of Consultant Fees	$22,501	$91,495
Issuance of Common Stock for Payment of Former CEO Bonus	$97,500	$129,447
Issuance of Common Stock for Payment of Director Fees	$—	$14,561
Acquisition of Common Stock for Property, Plant & Equipment	$—	$(2,581,636)

See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Note 1  —  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity and Principles of Consolidation —Cycle Country Accessories Corp.  (“Cycle Country”) a Nevada corporation, has a wholly-owned subsidiary, Cycle Country Accessories Corp. (“Cycle Country — Iowa”), an Iowa Corporation,  which in turn has a wholly-owned subsidiary, Cycle Country Accessories Subsidiary Corp (“Cycle Country Sub”), a Nevada Corporation.  During the year ended September 30, 2004, the operations of Cycle Country Sub were merged into Cycle Country - Iowa, leaving a corporate shell that is a direct subsidiary of the Iowa subsidiary.

The entities are collectively referred to as the “Company” for these financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of the Business - The Company has four distinct divisions engaged in the design, manufacture, sale and distribution of products.  Three of the divisions have branded, proprietary products, and the other is a contract manufacturing division.  The largest division, Cycle Country ATV Accessories, designs, manufactures and sells a popular selection of branded accessories for vehicles in the powersports industry which are sold to various wholesale distributors and retail dealers throughout the United States of America, Canada, Mexico, South America, Europe, and Asia.  Plazco manufactures, sells, and distributes injection-molded plastic products for vehicles such as golf cars, lawn mowers, and low-speed vehicles (LSVs).  Perf-Form manufactures, sells, and distributes oil filters for the powersports industry, including ATVs, UTVs and Motorcycles.  Additionally, Imdyne is engaged in the design, manufacture and assembly of an array of parts for original equipment manufacturers (OEMs) and other customers.  The Company has offices in Minnetonka, MN and Spencer, IA, and has approximately 260,000 square feet of modern manufacturing facilities in Spencer and leased space in Milford, IA.

Revenue Recognition - The Company primarily ships products to its customers by third party carriers.  The Company recognizes revenues from product sales when title and risk of loss to the products is passed to the customer, which occurs at the point of shipping.

Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying consolidated statements of operations.  Sales were recorded net of sales discounts and allowances.  Sales discounts and allowances were approximately $831,000 and $1,180,000 in 2009 and 2008, respectively.

Cost of Goods Sold - The components of cost of goods sold in the accompanying consolidated statements of operations include all direct materials and direct labor associated with the assembly and/or manufacturing of the Company’s products.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the Company’s cash and cash equivalent balances may exceed amounts insured by the Federal Deposit Insurance Company.

Accounts Receivable - Credit terms are generally extended to customers on a short-term basis.  These receivables do not bear interest, although a finance charge may be applied to balances more than thirty days past due.  Trade accounts receivable are carried on the books at their net realizable value.  The Company performs ongoing credit evaluations of its customers to reduce credit risk.

Individual trade accounts receivable are periodically evaluated for collectability based on past credit history and their current financial condition.  Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible.  While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts.  To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts.  The allowance for doubtful accounts was $15,000 at September 30, 2009 and 2008.   It is at least reasonably possible that the Company’s estimate will change in the future.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Inventories — Inventory is stated at the lower of cost or market.  Inventory consists of raw materials, work in process, and finished goods.    In fiscal year 2008, the Company changed its method from a standard cost system, which approximated first-in, first-out, to the weighted average cost method.  The change in inventory accounting method did not have a material impact on the 2008 consolidated financial statements.  For fiscal year 2009, the cost is determined using the weighted average method.  During the third quarter of 2009, while undergoing lean manufacturing process improvements and upgrades to the ERP software used to manage the Company, management spent significant time evaluating the inventory processes, inventory quantities on hand, future product demand and the estimated utility of inventory.   During this review, management made the determination that some inventory on-hand was obsolete or needed to be written down to the current market values.

The Company completed the process improvements and upgrades during the fourth quarter of 2009.  As a result of management review, process improvements and upgrades, management ultimately determined the Company had approximately $283,000 of obsolete inventory, which was applied against the inventory reserve upon disposal.  Adjustments to the inventory reserve for write downs due to lower of cost or market were immaterial.  Management evaluated the Company’s remaining inventory reserve based on the Company’s historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at September 30, 2009 was appropriate.   It is reasonably possible the inventory reserve will change in the near future.

Property, Plant, and Equipment - Property, Plant and Equipment is stated at cost.  Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods.  Long-lived assets, such as Property, Plant, and Equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset.  If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, as considered necessary.  In accordance with ASC 360, the Company evaluated its long-lived assets using an undiscounted cash flow analysis.  This analysis supported the carrying value of the long-lived assets and, therefore, no impairment was recorded.  The Company’s analysis uses significant estimates in its evaluation.  It is reasonably possible that its estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets.  The estimated useful lives are as follows:

Asset Description	Years
Land Improvements	15-20
Building	15-40
Plant Equipment	7-10
Tooling and Dies	3-7
Vehicles	3-7
Office Equipment	3-10

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Construction in progress expenditures will be depreciated using the straight-line and accumulated method over their useful lives once the assets are placed into service.

Goodwill and Other Intangible Assets - Goodwill and intangible assets are reviewed and assessed for impairment at least annually or when indicators of potential impairment exist, using a fair-value based approach.  Fair value is estimated using a discounted cash flow analysis.  If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any.  The estimate of fair value was calculated using a discounted cash flow analysis, which requires a number of key estimates and assumptions.  We estimated the future cash flows of the other intangible assets based on historical and forecasted revenues and operating costs.  We applied a discount rate to the estimated future cash flows for purposes of the valuation.  This discount rate is based on the estimated weighted average cost of capital, which includes certain assumptions such as

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

market capital structure, market betas, risk-fee rate of return and estimated costs of borrowing.  Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis in a given year.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

During the third quarter of 2009, the Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company’s market capitalization for a sustained period of time and had sustained two quarters of continued net losses.  In accordance with Financial Accounting Standards Board (FASB) ASC 360, the Company evaluated its other intangible assets using an undiscounted cash flow analysis prior to evaluating goodwill.  This analysis supported the carrying value of the other intangible assets, but could not support the carrying amount of goodwill.  Therefore, management determined that no impairment was necessary of the other intangible assets.

In evaluating goodwill, the Company evaluated the market capitalization at June 30, 2009 valuation based on multiples of earnings and discounted cash flow analysis as evidence of the fair value of the entity.  It was determined that the fair value did not exceed the carrying amount of goodwill, and accordingly, the Company took an impairment charge for the full amount of the goodwill of approximately $4,890,000.

The Company’s analysis uses significant estimates in the evaluation of other intangibles and goodwill, such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin.  It is reasonably possible that the Company’s estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets and other intangibles.

Other intangible assets are stated at cost and consist of trademarks, and patents.  All trademarks acquired by the Company’s acquisitions have been deemed to have an indefinite life and as such will not be amortized.    Patents are being amortized over their estimated useful lives of 15 years.

Investments - In 2000, the Company invested in Golden Rule (Bermuda) Ltd., a captive insurance company from which the Company purchased some of its insurance needs.  The investment is not an investment of excess cash, but rather a mechanism to provide insurance.  In 2009, the current management determined that the program is no longer providing sufficient benefits to warrant continued participation and therefore cancelled the insurance plan provided by Golden Rule.  The Company is in the process of exiting this program during 2010.   This stock is recorded at cost, due to the Company having less than 20% ownership of Golden Rule (Bermuda) Ltd.

Warranty Costs - Estimated future costs related to product warranties are accrued as products are sold based on prior experience and known current events and are included in accrued expenses in the accompanying consolidated balance sheets.  Accrued warranty costs have historically been sufficient to cover actual costs incurred.

Distributor Rebate Payable - In prior years, the Company has offered a quarterly rebate program for its North American ATV accessory distributors.  The program rebate was “paid” quarterly to the applicable distributors as a credit against future purchases of the Company’s products.  The program rebate liability was calculated and recognized as ATV accessory products were purchased within a quarter and was included in accrued expenses in the accompanying consolidated balance sheets for Fiscal Years 2009 and 2008.  This program was discontinued during the year ended September 30, 2009, and all expenses related to the program have been included in the accompanying consolidated financial statements.  The distributor rebate expense totaled approximately $68,000 and $491,000 in Fiscal Years 2009 and 2008, respectively and was recorded as a reduction of sales in the accompanying consolidated financial statements.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis for financial and income tax

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

reporting.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes payable.

On October 1, 2008, the Company adopted newly issued authoritative guidance which clarified requirements for accounting for income taxes relating to the recognition of income tax benefits and liabilities. The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax positions meet the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

The Company adopted the guidance, which requires that the Company recognize in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained upon examination by taxing authorities, based on the technical merits of the position. As a result of the implementation, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2006.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of October 1, 2008 or September 30, 2009 and such uncertain tax positions as of each reporting date are insignificant

Earnings (Loss) Per Share - Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if stock options or other share-based awards were exercised, by dividing net income (loss) by the weighted average number of shares and share equivalents during the period.

As of September 30, 2009 and 2008, the Company had 6,572,307 share equivalents outstanding relating to outstanding share options and unvested restricted shares.  At September 30, 2009 and 2008, the effects of these shares are excluded from the computation of diluted shares outstanding as their effects would be antidilutive due to the Company’s net loss for the years ended September 30, 2009 and 2008.

The Company incurred a net loss of $6,798,793 for the year ended September 30, 2009.  A net loss causes all outstanding common stock equivalents, such as certain stock options, warrants, and restricted share awards, to be antidilutive.  As a result, the basic and dilutive losses per common share are the same.  Historical outstanding potential outstanding shares not included in diluted net loss per share are 25,000 and 8,334 at September 30, 2009 and 2008, respectively.  In addition, the Company’s 40,000 outstanding warrants and 500,000 employee common stock options at September 30, 2009 and 2008 are not considered common stock equivalents as the exercise price is significantly greater than the average market value during both reporting periods.

Legal - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business.  While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company.  Due to the uncertainties in the settlement process, it is at least reasonably possible that management’s view of outcomes will change in the near term.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Advertising - Advertising consists primarily of trade magazine advertisements, product brochures and catalogs, and trade shows.  Advertising expense totaled approximately $103,000 and $455,000 in 2009 and 2008, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Research and Development Costs - Research and development costs are expensed as incurred.  Research and development costs incurred during fiscal 2009 and 2008, included in selling, general & administrative expenses and cost of goods sold in the accompanying consolidated statements of operations totaled approximately $422,000 and $434,000, respectively.

Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods.  Shipping and handling costs are included in selling, general, and administrative expenses and cost of goods sold in the accompanying consolidated statements of operations for the years ended 2009 and 2008 were approximately $230,000 and $193,000, respectively.

Use of Estimates —The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses.  Significant items subject to such estimates include the useful lives and assumptions used in the impairment analysis of property, plant, and equipment; valuation of intangible assets; allowance for doubtful accounts; and allowance for inventory reserves.   Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments - On October 1, 2008, the Company adopted FASB ASC 820 “Fair Value Measurements” which defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements.  At the present time, the Company does not have any financial or nonfinancial assets or liabilities that would require fair value recognition or disclosures under ASC 820.

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and debt approximates fair value.  The Company estimates that the fair value of all financial instruments at September 30, 2009 approximates their carrying values in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.

Recently Adopted Accounting Pronouncements - In June 2009, the FASB issued Topic 105 — Generally Accepted Accounting Principles (GAAP) Amendments Based on Statement of Financial Accounting Standards Number 168 — the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Accounting Standards Update (ASU Number 2009 — 01)).  The topic modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks.  The Codification was developed to organize the GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, sub topic, section, and paragraph, each of which is identified by a numerical designation.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references where applicable.  The Company adopted the provisions of the authoritative accounting guidance for the reporting period ended September 30, 2009, the adoption of which did not have a material effect on the Company’s financial statements.

Reclassifications - The classifications of certain items in the 2008 consolidated balance sheet, consolidated statement of operations and consolidated statements of cash flows have been changed to conform to the classifications used in 2009.  These reclassifications had no effect on net income (loss) or retained earnings (deficit) as previously reported.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Note 2  —  INVENTORIES - Inventories are stated at the lower of cost or market using the weighted average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Management regularly reviews inventory quantities on hand, future product demand and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, management would reduce the Company’s inventory to a new cost basis through a charge to cost of goods sold.

The major components of inventories, as of September 30, 2009 and 2008 are as follows:

	2009	2008
Raw Materials	$1,522,838	$2,474,458
Work In Process	160,160	533,344
Finished Goods	2,055,882	2,237,931
Inventory Reserve	(150,000)	(135,234)
Total Inventories	$3,588,880	$5,110,499

During the third quarter of 2009, while undergoing lean manufacturing process improvements and upgrades to the ERP software used to manage the Company, management spent significant time evaluating the inventory processes, inventory quantities on hand, future product demand and the estimated utility inventory.   During this review, management made the determination that some inventory on-hand was obsolete or needed to be written down to the current market values. Accordingly, the Company increased the reserve by $610,000 to approximately $772,000 during third quarter, until management could complete the review.

The Company completed the process improvements and upgrades during the fourth quarter of 2009.  As a result of management review, process improvements and upgrades, management ultimately determined the Company had approximately $283,000 of obsolete inventory, which was applied against the inventory reserve upon disposal.  Adjustments to the inventory reserve for write downs due to lower of cost or market were immaterial.  Management evaluated the Company’s remaining inventory reserve based on the Company’s historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at September 30, 2009 was appropriate.   It is reasonably possible the inventory reserve will change in the near future.

Note 3  —  PROPERTY, PLANT AND EQUIPMENT - Property, Plant, and Equipment and related accumulated depreciation at September 30 are as follows:

	2009	2008
Land	$119,820	$119,820
Land Improvements	160,442	160,442
Building	5,707,601	5,672,234
Plant Equipment	7,737,780	7,696,739
Tooling and Dies	971,279	876,049
Vehicles	434,906	473,078
Office Equipment	1,100,224	1,105,437
Construction in Progress	9,328	9,198
	16,241,380	16,112,997
Less Accumulated Depreciation	(5,438,072)	(4,663,628)
	$10,803,308	$11,449,369

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Note 4  —  ACQUIRED INTANGIBLE ASSETS -  Acquired intangible assets consist of the following:

	Weighted-	September 30, 2009
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net
Amortized Intangible Assets
Patents	11.52	$67,715	$41,622	$26,092
		67,715	41,622	26,092
Unamortized Intangible Assets
Trademarks		124,835		124,835

Total Acquired Intangible Assets		$192,550	$41,622	$150,928

	Weighted-	September 30, 2008
	Average	Gross
	Amortization	Carrying	Accumulated
	Period	Amount	Amortization	Net
Amortized Intangible Assets
Patents	11.52	$67,715	$35,720	$31,995
		67,715	35,720	31,995
Unamortized Intangible Assets
Trademarks		127,354		127,354

Total Acquired Intangible Assets		$195,069	$35,720	$159,349

Patents in process in the amount of $27,619 and $18,463 for 2009 and 2008 are not included within the amortized intangible assets.

Scheduled amortization expense amounts at September 30, 2009 are summarized as follows:

2010	$5,901
2011	5,901
2012	5,901
2013	4,277
2014	1,177
Thereafter	2,935
$26,092

Note 5  —  OTHER ASSETS - The components of other assets at September 30 are summarized as follows:

	2009	2008
Unamortized Loan Costs	$15,388	$23,363
Investment in Golden Rule (Bermuda), Ltd	25,000	25,000
Total Other Assets	$40,388	$48,363

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Note 6  —  ACCRUED EXPENSES -  Accrued expenses at September 30 are as follows:

	2009	2008
Distributor Rebate Payable	$—	$17,642
Accrued Salaries and Related Benefits	326,803	507,539
Accrued Warranty Expense	50,000	50,000
Accrued Real Estate Tax	110,127	112,539
Accrued Royalty Expense	5,131	6,480
Accrued Interest	3,381	3,871
Accrued Expense	251,602	27,011
Total Accrued Expenses	$747,044	$725,082

Note 7  —  DEBT OBLIGATIONS - The Company and its commercial lender are parties to five secured credit agreements as of September 30, 2009.  There are there are two operating lines of credit and three term notes.

Lines of Credit

The Company has a line of credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory.  This line of credit bears interest at prime plus 0.50%, not to exceed 10.5% or be lower than 5.5%.  At September 30, 2009 and 2008, the rate was 5.5% and the line is collateralized by all of the Company’s assets.    At September 30, 2009 and September 30, 2008, there was $1,000, 000 due on Line of Credit One.  Line of Credit One matured on December 31, 2009, but has been extended by the lender until June 1, 2010.

On September 30, 2009, the Company and its commercial lender entered into an additional secured credit agreement, Line of Credit Two, dated September 30, 2009 as a temporary expansion of its credit facility while the Company and its lender completed a refinancing of its credit facilities. Under the terms of this new secured credit agreement, the Company had an additional line of credit for the lesser of $550,000 or 80% of eligible accounts receivable and 35% of eligible inventory.  Line of Credit Two bears interest at the same rate as Line of Credit One and is collateralized by all of the Company’s assets.  At September 30, 2009, there was $30,000 due on Line of Credit Two.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Term Loans

Term loan balances as of September 30 are as follows:

	2009	2008

Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matures April, 2011 and is secured by all Company assets.	$755,094	$1,197,751

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April, 2011, the interest rate is reset every 60 months at 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures in April, 2018 and is secured by all Company assets.	2,660,690	2,889,085

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April, 2013 secured by specific equipment acquired.	559,159	695,742
Totals	3,974,943	4,782,578
Less current maturities	(863,160)	(811,053)
Net	$3,111,783	$3,971,525

Prime rate was at 3.25% and 5% as of September 30, 2009 and 2008, respectively.

These secured credit agreements contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  The company was not in compliance with the term debt coverage or the requirement to provide financial statements in a timely manner as of September 30, 2009.  The commercial lender was notified and a waiver was received.  In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or make any other distributions.  Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the notes or the line of credit described above.

Scheduled long-term debt maturities at September 30, 2009 are as follows:

2010	$863,160
2011	698,007
2012	441,718
2013	395,240
2014	314,947
Thereafter	1,261,871
$3,974,943

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Note 8 -  INCOME TAXES

The provisions for income taxes for the years ended September 30 consist of the following:

	2009	2008
Current Tax Provision	$(1,140,108)	$283,285
Deferred Tax (Benefit)	(320,892)	(313,542)

Total Income Tax Provision (Benefit)	$(1,461,000)	$(30,257)

Deferred Tax Assets and Liabilities for the years ended September 30, 2009 and 2008 are comprised of the following:

	2009	2008
Deferred Tax Assets:
Inventory Reserve	$51,000	$45,980
Capitalized Fees	39,000	41,249
Accrued Expenses	124,000	130,918
Allowance for Uncollectible Accounts	5,000	5,100
Deferred Gain on Sale	66,000	122,673
Charitable Contributions	11,000	—
Theft Loss discovered in subsequent fiscal year	211,000	—
State NOL carryforwards	22,000	—
Business Credit Carryforward	91,000	—
Total Deferred Assets	620,000	345,920

Deferred Tax Liability:
Property and Equipment	(2,314,000)	(2,360,812)
Net Deferred Tax (Liability)	$(1,694,000)	$(2,014,892)

	2009	2008
Current Assets	$448,000	$345,920
Long-Term Liabilities	(2,142,000)	(2,360,812)
Net Deferred Tax (Liability)	$(1,694,000)	$(2,014,892)

A reconciliation of the income tax provision computed by applying the statutory rate of 34% for the years ended September 30 is as follows:

	2009	2008

Federal Statutory Tax	$(2,808,000)	$(132,096)
Permanent Items	1,701,000	237,624
IRS Adjustment	(220,000)	(142,942)
State Taxes	(44,000)	—
Other: R&D and Workers Opportunity Credit	(90,000)	7,157
	$(1,461,000)	$(30,257)

No valuation allowance has been provided for the deferred tax assets at September 30, 2009 or 2008, as full realization of these assets is more likely than not.  The Company has state net operating loss carry forwards of approximately $384,000, expiring in tax years 2025 through 2030.

Note 9 -  STOCKHOLDERS’ EQUITY

Common Stock - The Company has 100,000,000 shares of $0.0001 par value common stock authorized and 7,482,677 and 7,433,037 shares issued and 6,072,307 and 6,022,307 outstanding at September 30, 2009 and 2008, respectively.

Preferred Stock - The Company has 20,000,000 shares of $0.0001 par value undesignated preferred stock authorized with no shares outstanding at September 30, 2009 and 2008.  The Board of Directors is authorized to adopt resolutions providing for the issuance of preferred shares and the establishment of preferences and rights pertaining to the shares being issued, including dividend rates.  In the event of any dissolution or liquidation of the Company, whether voluntary or involuntary, the holders of shares of preferred stock described above will be paid the full amounts they are entitled to receive before any holders of common stock are entitled to receive, pro rata, any remaining assets of the Company available for distribution to its stockholders.

Warrants - The Company has the right, under certain circumstances, to redeem any unexercised warrants (40,000 outstanding in 2009 and 2008) at $4.00 per share. During the years ended September 30, 2009 and 2008, the Company did not redeem any warrants, nor were any warrants exercised.  These warrants expire in June 2010.

Treasury Stock — During the year ended September 30, 2009, the Company entered into a stock buyback program with the intent to repurchase and retire some of the Company’s outstanding shares.  The stock buyback program began in October of 2008, and was originally reported in the Company’s Form 10-Q for the period ending December 31, 2008.  However, as discussed in Note 19 below, the Company’s funds were not used as instructed, resulting in a fraud loss of $570,000 for the quarter ending December 31, 2008, and an additional fraud loss of $50,000 for the quarter ending March 31, 2009, resulting in an overall expense to the Company of $620,000 for the year ending September 30, 2009.  This is shown on the consolidated statement of operations as fraud expense (collection).

In recording these transactions in its books and records as treasury stock, the Company previously represented that the number of its outstanding shares had been reduced by 747,250 shares, which was approximately 10 to 12% of its outstanding shares.  This reduction in the number of outstanding shares impacted the Company’s earnings per share calculations in its financial statements.

The Company also disclosed these facts in its Form 10-Q for the periods ending March 31, 2009 and June 30, 2009.  The Company carried forward the number of outstanding shares from its December 31, 2008 consolidated financial statements, which impacted the earnings per share calculations for these periods as well.  Company management was unaware until January 2010 that these representations were untrue.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

The Company has corrected its reporting of the number of outstanding shares in the consolidated financial statements for the year ended September 30, 2009 and in the amended Form 10-Qs for the three preceding quarters in the year ended September 30, 2009.

As of September 30, 2009, the Company has 1,410,730 shares of its own stock held as treasury stock.  These shares were obtained through a sale-leaseback transaction in November of 2007, as is detailed in Notes 17 and 18.

Note 10 -  PENSION AND PROFIT SHARING PLAN - The Company maintains a 401(K) Retirement Savings Plan, which allows qualified employees to defer the maximum portion of their earnings allowed by law.  The plan also allows discretionary and matching contributions from the Company.  The Company matches 25% of the employee contribution, up to a max contribution of 1% of the employee’s compensation.  Company contributions to the plan totaled approximately $17,000 and $18,000 for the years ended September 30, 2009 and 2008, respectively.

Note 11 -  BUSINESS CONCENTRATIONS - At September 30, 2009, two customers represented 52% of the gross accounts receivable.   At September 30, 2008, one of those same customers represented 51% of the gross accounts receivable.

In 2009, two of the Company’s customers exceeded 10% of net sales and represented approximately 35% of the total sales.  In 2008, three customers exceed 10% of sales, representing approximately 50% of the total sales.

Note 12- LEASES — In November 2007, the Company sold its Milford, Iowa property (as further discussed in Notes 17 and 18) to a related party and entered into an agreement to lease approximately 90% of the facility under a three year triple net lease that contains two one year renewal options.  The annual lease cost is approximately $181,000 payable in monthly installments with the final payment due on November 1, 2010.  The company does not intend to renew this lease after November 1, 2010.

In April 2009, the Company entered into a sixty-seven month lease agreement with an unrelated party for office space in Minneapolis, totaling approximately $50,000 per year.  The agreement commenced in June 2009, and the base rent was abated for a period of seven months with the first payment due in January 2010.  The Company is responsible for base rent and operating expenses.

At September 30, 2009 the Company had the following commitments for payments of rentals under leases which had a non-cancelable term of more than one year:

Long-term lease payment obligations at September 30, 2009 and beyond are as follows:

2010	$226,570
2011	75,317
2012	45,066
2013	45,066
2014	45,066
Thereafter	11,266
$448,351

Rent expense was approximately $181,000 and $160,000 for the years ended September 30, 2009 and 2008, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Note 13 -  SEGMENT INFORMATION - Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management solely evaluates the operating profit of each segment by using the direct costs of manufacturing its products without an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are not allocated to each of the segments for internal reporting purposes.

The Company has four operating segments that assemble, manufacture, or sell a variety of products.

In April 1, 2009, the Company changed its financial segment reporting to reflect management and organizational changes made by the Company.  Periods prior to April 1, 2009 have been restated to reflect the new basis of segmentation.  Effective April 1, 2009, each operating segment is separately managed and has separate financial information evaluated regularly by the Company’s Chief Executive Officer and Interim Chief Financial Officer in determining resource allocation and assessing performance.

The Company’s financial reporting segments consolidated two previously reported segments into one, while also segregating a small product line into a new segment for better clarification and reporting.

“Cycle Country ATV Accessories” was created by consolidating the former “ATV Accessories” and “Weekend Warrior” segments.  At the same time, the Company removed the oil filter product line from the “ATV Accessories” segment and created the “Perf-Form” segment.

The Plastic Wheel Cover segment was renamed “Plazco”, with no change to segment data.

The Company has similarly renamed “Contract Manufacturing” to “Imdyne”, with no change to segment data.

•      Cycle Country ATV Accessories is engaged in the design, manufacture, and sale of accessories for all terrain vehicles (ATVs) and utility vehicles (UTVs) such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters.

•      Plazco, the Company’s plastic products division, designs, manufactures, markets, and distributes injection-molded plastic products for vehicles such as golf cars, lawn mowers, and low-speed vehicles (LSVs).

•      Perf-Form, the Company’s oil filter division, is engaged in the design, manufacturing, sales, and distribution of oil filters for the powersports category, including ATVs, UTVs, LSVs and Motorcycles.

•      Imdyne, the Company’s contract manufacturing division, is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing OEM and other businesses.

The significant accounting policies of the operating segments are the same as those described in Note 1 for the years ended September 30, 2009 and 2008.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

The following is reconciliation as of September 30 between the revenue and operating profit (loss) of the various segments to consolidated amounts:

	2009	2008

Total Revenue by Segment
CCAC ATV	$8,649,967	$14,759,198
Plazco	689,792	1,500,730
Perf-Form	254,197	219,862
Imdyne	1,425,997	2,144,978

Total Revenue by Segment	11,019,953	18,624,768

Freight Income	92,842	69,299
Sales Discounts & Allowances	(831,069)	(1,180,126)

Total Consolidated Revenue	10,281,726	17,513,941

Operating profit (loss) by Segment
CCAC ATV	4,181,220	6,734,377
Plazco	404,367	845,572
Perf-Form	78,069	72,670
Imdyne	407,016	783,092

Total Profit By Segment	5,070,672	8,435,711

Freight Income	92,842	69,299
Sales Disc. & Allow.	(831,069)	(1,180,126)
Factory Overhead	(2,885,631)	(3,026,324)

Gross Profit	1,446,814	4,298,560

Sales, Gen. & Admin.	(4,037,309)	(4,763,859)
Goodwill Impairment	(4,890,146)	—
Fraud Expense	(620,000)	—
Gain on Sale of Assets	164,590	361,461
Interest Expense, Net	(334,741)	(320,122)
Other Inc/Exp, Net	10,999	35,441
Income Tax (Expense) Benefit	1,461,000	30,257
Net Income (Loss)	$(6,798,793)	$(358,262)

The following is a listing of the identifiable assets by segments to consolidated amounts:

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Identifiable Assets	2009	2008
CCAC	$4,832,042	$11,578,621
Plazco	553,528	732,795
Perf-Form	71,850	580,161
Imdyne	10,932,867	11,671,897
Total Identifiable Assets	16,390,287	24,563,474

Corporate and Other Assets	1,590,688	813,255
Total Assets	$17,980,975	$25,376,729

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

The following is a summary of the Company’s revenue in different geographic areas during the years ended September 30, 2009 and 2008:

	2009	2008
United States	$9,267,487	$16,183,794
Other Countries	1,014,239	1,330,147
Total Revenue	$10,281,726	$17,513,941

As of September 30, 2009 and 2008, all of the Company’s long-lived assets are located in the United States of America.

Cycle Country ATV Accessories had sales to individual customers which exceeded 10% of total revenues in 2009 and 2008, as described in Note 13.  Plazco, Perf-Form, and Imdyne did not have sales to any individual customer greater than 10% of total revenues during Fiscal Years 2009 and 2008.

Note 14 -  RELATED PARTY TRANSACTIONS - During the years ended September 30, 2009 and 2008, the Company had non-eliminated, related party sales transactions with a company owned by one of its former board members.  Total revenues were approximately $208,000 and $293,000 of which approximately $8,000 and $45,000 remained in accounts receivable at September 30, 2009 and 2008, respectively.

Note 15 -  SHARE BASED COMPENSATION - The Company accounts for share-based employee grants under  FASB ASC 718,”Share-Based Payment”, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations.

The Company’s employment agreement with its chief executive officer, Jeffrey M. Tetzlaff, provides for the grant of 50,000 shares of stock in the Company, lasting over a three-year period.  At the end of the first and second full years of employment, the chief executive officer becomes vested in and receives 16,666 shares of stock each year.  At the completion of the chief executive officer’s third full year of employment, he shall become vested in and receive the final 16,668 shares of stock.  Total compensation expense related to this agreement and recognized during the years ended September 30, 2009 and 2008 was $97,500 and $53,250, respectively.  As of September 30, 2009, there was $41,250 of total unrecognized compensation costs related to the non-vested share-based compensation arrangement under the plan.  The remaining cost is expected to be recognized in the fiscal year ending September 30, 2010.

Under the employment agreement, Mr. Tetzlaff also received an option to purchase up to an additional 500,000 shares of the Company’s common stock.  The exercise price is the closing price on April 8, 2008, which was $1.68 per share.  This option may be exercised at any time during the first three years of employment, and this option may be exercised in full or in part.  Any portion of this option that has not been exercised on April 7, 2011 will lapse and no longer be an obligation of the Company.  Stock shall be restricted and contain the appropriate legend noting its restriction.

Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the vesting period in the consolidated financial statements.  The Company uses the Black-Scholes valuation model to estimate the fair value of option awards.  Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected terms, risk-free rate, and fair value of common stock at the grant date.  The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the year ended September 30, 2008:

Expected Stock Price Volatility	12.83%

Risk-Free Interest Rate	3.14%

Expected Life of Options	3 Years

Expected Annual Dividends	0%

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

The expected volatility rate was based on the historical volatility, for the last three years, of the Company’s common stock.  The expected life represents the average time options that vest are expected to be outstanding based on the vesting provisions and the Company’s historical exercise, cancellation, and expiration patterns.

The risk-free rate was based on U.S. Treasury zero-coupon issues with the maturity approximating the expected life as of the week of the grant date.  There was no annual dividend rate assumed as a cash dividend is not expected to be declared and paid in the foreseeable future.  The Company updates these assumptions at least annually and on an interim basis if significant changes to the assumptions are warranted.

The Company recorded stock-based employee compensation expense related to stock options of approximately $39,500 , and net of estimated forfeitures, for the year ended September 30, 2009.  The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the consolidated statements of operations for the year ended September 30, 2009, and did not capitalize any such costs in the consolidated balance sheets other than in the general overhead pool for inventory costs.  The weighted- average grant-date fair value per share of options granted during the year ended September 30, 2008, was $0.219 per share.  No options were granted for the year ended September 30, 2009.

The following table lists stock option activity for the year ended September 30, 2009:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Intrinsic	Remaining
	Shares	Price per Share	Contractual	Value	Contrat Term

Outstanding at September 30, 2008	—	$—	$—
Granted	500,000	1.68	840,000	—	2.52
Exercised	—	—	—
Forfeiture/Expiration	—	—	—

Outstanding at September 30, 2009	500,000	$1.68	$840,000	—	1.52

Options Vested and Exercisable at September 30, 2009	500,000	$1.68	$840,000	—

The Company issues shares to non-employee members of the board of directors under the approved 2007 Incentive Compensation Plan for their services provided to the Company as directors.  A total of 5,373 shares at $0.47 per share were earned in 2009 and 3,609 shares at an average of $1.66 per share were earned in 2008. Total compensation expense recognized was $2,500 and $6,000 in Fiscal Years 2009 and 2008, respectively.   The shares will be issued in Fiscal Year 2010.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

The Company issued shares as partial compensation to an investor relations consulting firm for the services it performed in fiscal year 2009.  A total of 50,000 shares at $0.45 per share were issued in fiscal year 2009 and 50,000 shares at $1.83 per share were issued in fiscal year 2008, with share-based expense of $22,500 and $91,500 recognized for fiscal years 2009 and 2008, respectively.

Note 16 -  STOCK REDEMPTION - SALE OF PROPERTY - On November 14, 2007, the Company sold the manufacturing facility, including the land, building and certain other equipment located in Milford, Iowa, (the “Milford, Iowa Assets”), in a stock redemption transaction with the Company’s founder and his wife.  The Company acquired all of the common shares owned by the founder and his wife, totaling 1,410,730 shares, in exchange for the Milford Iowa Assets.  The acquired shares were redeemed as Treasury Stock.  The value of the property was determined based upon a formal appraisal and written market evaluations performed by two independent commercial realtors.  The stock was valued using the stock’s closing price on November 13, 2007, of $1.83 per share for a total consideration of $2,581,636.

Note 17 -  SALES - LEASEBACK - OPERATING LEASE - On November 14, 2007, contemporaneously with the sale of the Milford, Iowa Assets as described in Note 16 above, the Company also entered into a sale-leaseback arrangement.  The lease back has been accounted for as an operating lease with a three-year term.  At September 30, 2009, $194,278 of the $725,792 total gain has been deferred and will be amortized in proportion to lease expense over the term of the lease.

Amortization of the gain recognized for the fiscal years ended September 30, 2009 and 2008 was $166,524 for each year.  Total lease expense for the years ended September 30, 2009 and 2008 was $181,504 and $160,265, respectively.

Note 18 - COMMITMENTS AND CONTINGENCIES

Letters of Credit - Letters of credit are purchase guarantees that ensure the Company’s payment to third parties in accordance with specified terms and conditions.  The Company is a party to one such agreement which approximated $194,874 and $206,752, as of September 30, 2009 and 2008, respectively.  This letter of credit guarantees the payment of the insurance premiums to Golden Rule (Bermuda) Ltd., a captive insurance company from which the Company previously bought some of its insurance (see Note 1).  Though the Company has changed insurance providers, as part of its prior contracts with Golden Rule (Bermuda) Ltd, the Company is contractually obligated to maintain this Letter of Credit for three years after termination of the insurance.  The total letter of credit expense was $2,780 and $2,847 for the years ended September 30, 2009 and 2008, respectively.

Purchase Obligations and Other Commitments - At September 30, 2009 and 2008, the Company has purchase obligations for materials and other contractual obligations in the amount of approximately $400,000 and $250,000 respectively.

Note 19 - MISAPPROPRIATION OF FUNDS BY FORMER BOARD CHAIRMAN - As discussed in Note 9 above, on January 6, 2010, the Company uncovered a misappropriation of funds by its then-Chairman of the Board of Directors, L. G. (Bob) Hancher, Jr.  Mr. Hancher had served on the Board of Directors of the Company since 2001.  Mr. Hancher admitted to the misappropriation and resigned from the Board.

In October 2008, Mr. Hancher recommended to the Company’s Board of Directors and management that the Company repurchase some of its shares.  Mr. Hancher then undertook efforts to cause the Company to repurchase some of its shares.  Mr. Hancher represented that he would handle the repurchases through Commerce Street Ventures Group, a company controlled by Mr. Hancher, and through another company with whom he had worked in the past.  In the process of investigating matters relating to the Stock Buyback, a number of irregularities surrounding the purported transactions surfaced.  In response to ongoing inquiries from management for appropriate documentation on the use of $570,000 in cash provided by the Company to complete the Stock Buyback, on January 6, 2010, the Company received a letter from Mr. Hancher that stated $400,000 of the funds advanced to him by the Company were not used to purchase shares of Company stock.

The Company continues to investigate the use of the remaining funds and to work to recover all of the amounts misappropriated, but any such recoveries will impact subsequent periods and will be reported for the periods in which such recoveries occur.

The funds reported as used for the Stock Buyback have been re-characterized as fraud expense.  Also, as a result of the misappropriation, the number of outstanding shares was incorrectly reported in each of the Company’s quarterly reports on Form 10-Q for fiscal 2009, including the Original Filing and have been corrected.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

In addition, during the quarter ended March 31, 2009, as part of this purported Stock Buyback transaction, Mr. Hancher directed the Company to pay $50,000 to a consulting brokerage firm.  These funds were originally recorded as a pre-paid expense, and were to be used to pay future legal and other advisory costs.  As a result of the Company’s investigation of this entire matter, management has determined the $50,000 in prepaid expenses also should be treated as fraud expense.

At Mr. Hancher’s direction, over a period of six months, the Company wired a total of $620,000 to these two entities to pay for purported share repurchases.

Subsequently, Mr. Hancher represented that he had created an account in the Company’s name in which he purported to have purchased 747,250 shares of the Company’s stock.  Based on the documentation presented by Mr. Hancher at the time, the Company reported these transactions in its Forms 10-Qs for the periods ending December 31, 2008, March 31, 2009 and June 30, 2009 as an increase in treasury stock.

Consistent with the documentation and other representations made by Mr. Hancher, managementf at the Company made an adjustment to reduce the number of outstanding shares reported by the transfer agent by 747,250 shares, which were treated by the Company as treasury stock, on the Company’s consolidated financial statements for the period ending December 31, 2008.  The adjustment to the Company’s consolidated financial statements was recorded on the basis that Mr. Hancher had, as he had represented on numerous occasions, actually used the funds he was entrusted with to purchase the Company’s stock.

In connection with the audit of the consolidated financial statements for the fiscal year ended September 30, 2009, the Company investigated the circumstances surrounding the stock repurchases and determined that it had not received satisfactory documentation and other evidence to conclude that the Company had, in fact, repurchased such shares.

After being notified of irregularities discovered by the Company, Mr. Hancher wrote a letter to the Company resigning from the Board and acknowledging that he received the funds from the Company, but admitting that he did not use $450,000 of the funds to repurchase Company stock.  In his letter, he stated no others had knowledge of or were involved in this misappropriation.

The Company intends to pursue all appropriate action to recover amounts due to it as a result of these events. The Company is diligently working to recover the funds.  To date, the Company has sought and, in the second quarter of 2010, regained control of 195,416 shares of the Company shares that were acquired with Company funds.  In addition, the Company is cooperating with the various regulatory authorities involved.

Note 20 - DELISTING NOTICE FOR COMPANY SHARES FROM NYSE AMEX — On January 14, 2010, the Company received a notice (the “Notice”) from NYSE Amex LLC (“Exchange”) that the Company was not in compliance with some of the Exchange’s continued listing standards.  Specifically, the Exchange Notice states that the Company’s failure to timely file its Form 10-K for the year ended September 30, 2009, as required by Sections 134 and 1101 of the Exchange Company is a material violation of its listing agreement with the Exchange, for which the Exchange is authorized to suspend and remove the Company’s securities from the Exchange, unless the Company takes prompt corrective action.  The Exchange gave the Company until January 28, 2010 to submit a plan of compliance that would bring the Company back to compliance by April 14, 2010.

On January 8, 2010, the Company had announced that it would be unable to file its Form 10-K on time due to the Company’s discovery that the Chairman of its Board of Directors had misappropriated Company funds as previously discussed in Note 19.  The director’s resignation from the Board also has caused the Company to be out of compliance with Section 801(h) of the Exchange’s Company Guide, which requires the Board to be comprised of at least 50% independent members.

The Exchange gave the Company until the earlier to occur of its next annual shareholders’ meeting or January 6, 2011 to regain compliance.  The Exchange Notice also stated the Company is no longer compliant with Section 803(2)(c) and 802(d) of the Company Guide, which require at least two members of the audit committee and that classified boards having classes of approximately equal size.  The Exchange gave the Company until the earlier of the next annual shareholders’ meeting or January 6, 2011 to regain compliance with these requirements.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

On February 17, 2010, the Company received an additional notice (the “February Notice”) from the Exchange that determined the Company is out of compliance with the Exchange’s continued listing requirements in Section 134 and 1101 of the Exchange’s Company Guide for its failure to timely file its Form 10-Q for its first fiscal quarter ended December 31, 2009.  In addition, the Exchange has asserted this failure to file is a material violation of the Company’s listing agreement with the Exchange.

In connection with the earlier Notice, the Company filed a Plan of Compliance (the “Plan”) with the Exchange on January 28, 2010.  Since that Plan also addressed the delinquent Form 10-Q referenced in the February Notice, the Company was not required to submit an additional plan of compliance in connection with the February Notice.

On March 1, 2010, the Company received a letter from the Exchange that it has accepted the Company’s previously submitted Plan and, pursuant to such Plan, the Exchange has granted the Company an extension until April 14, 2010 to regain compliance with its continued listing standards in order to maintain its listing on the Exchange.

The letter further acknowledges that through the Company’s recently announced addition of a new member to its Board of Directors and Audit Committee, the Company has regained compliance with Sections 801(h), 802(d), and 803(2)(c) of the Exchange’s Company Guide.

On April 20, 2010, Cycle Country received a letter from the Exchange that Cycle Country has been granted an extension of time to complete the Plan of Compliance that was previously submitted by the Company to the Exchange.   The Exchange had previously granted Cycle Country until April 14, 2010 to complete its Plan.  Cycle Country was unable to complete the filings by the earlier date and requested an additional extension.  The Company will continue to be subject to periodic review by the Exchange to determine whether it is making progress consistent with the Plan.  The letter from the Exchange states that the Exchange staff may initiate delisting proceedings if Cycle Country does not come into compliance with the identified standards by May 17, 2010 or fails to make progress in implementing the Plan during the period covered by the Plan.

EXHIBIT INDEX

The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

Exhibit Number	Exhibit
3.1

Articles of Incorporation (Incorporated by reference to Exhibit 3.1 contained in the Company’s Registration Statement on Form SB-2 (and amendments thereto) filed August 29, 2001 (file number 333-68570)).

3.2

Amended and Restated Bylaws as amended effective through May 7, 2007 (Incorporated by reference to Exhibit 3.3 contained in the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2007).

10.1	Jeffrey Tetzlaff Employment Agreement, dated June 24, 2008 (Incorporated by reference to Exhibit 10 contained in the Company’s Current Report on Form 8-K filed July 2, 2008).*

10.2	Lease of Milford Facility, dated November 9, 2007 (Incorporated by reference to Exhibit 10 contained in the Company’s Current Report on Form 8-K filed November 20, 2007)

10.3	Secured Credit Agreement, dated August 21, 2001 (Incorporated by reference to Form SB-2 filed August 29, 2001 (file number 333-68570))

10.4	First Amendment to Secured Credit Agreement, dated July 22, 2002. (Incorporated by reference)

10.5

Second Amendment to Secured Credit Agreement, dated May 30, 2003 (Incorporated by reference to Exhibit 10.10 contained in the Company’s registration statement on Form SB-2 (and amendments thereto filed January 20, 2006 (file number 333-131775))

10.6

Third Amendment to Secured Credit Agreement, dated June 25, 2003 (Incorporated by reference to Exhibit 10.11 contained in the Company’s registration statement on Form SB-2 (and amendments thereto filed January 20, 2006 (file number 333-131775))

10.7

Fourth Amendment to Secured Credit Agreement, dated January 1, 2005 (Incorporated by reference to Exhibit 10.12 contained in the Company’s registration statement on Form SB-2 (and amendments thereto filed January 20, 2006 (file number 333-131775))

10.8

Fifth Amendment to Secured Credit Agreement, dated April 29, 2005 (Incorporated by reference to Exhibit 10.13 contained in the Company’s registration statement on Form SB-2 (and amendments thereto filed January 20, 2006 (file number 333-131775))

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.