Form 10-Q
period 2009-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2010-05-28
CIK 1157758

QUARTERLY REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 26, 2010 was 5,876,891.

Cycle Country Accessories Corp.

Part I   Financial Information

Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

	December 31,	September 30,
	2009	2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$40,759	$27,490
Accounts receivable, net	1,811,153	1,819,552
Inventories	3,361,185	3,588,880
Income taxes receivable	1,000,859	997,413
Deferred income taxes	198,000	448,000
Prepaid expenses and other	30,598	77,397
Total current assets	6,442,554	6,958,732

Property, plant, and equipment, net	10,644,215	10,803,308
Intangible assets, net	178,497	178,547
Other assets	38,394	40,388
Total assets	$17,303,660	$17,980,975

Liabilities and Stockholders’ Equity
Current Liabilities:
Disbursements in excess of bank balance	$171,963	$438,636
Accounts payable	364,348	562,689
Accrued expenses	586,901	747,044
Bank line of credit	1,035,078	1,030,000
Current portion of bank notes payable	875,460	863,160
Current portion of deferred gain	152,647	166,524
Total current liabilities	3,186,397	3,808,053
Long-Term Liabilities:
Bank notes payable, less current portion	2,891,727	3,111,783
Deferred gain, less current portion	—	27,754
Deferred income taxes	2,100,000	2,142,000
Total long term liabilities	4,991,727	5,281,537

Total liabilities	8,178,124	9,089,590
Stockholders’ Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,482,677 shares issued and 6,072,307 outstanding at December 31, 2009 and September 30, 2009	748	748
Additional paid-in capital	14,856,208	14,849,334
Accumulated deficit	(3,149,784)	(3,377,061)
Treasury stock, at cost, 1,410,730 shares	(2,581,636)	(2,581,636)
Total stockholders’ equity	9,125,536	8,891,385

Total liabilities and stockholders’ equity	$17,303,660	$17,980,975

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$4,128,681	$4,309,053
Freight income	24,567	24,561

Total revenues	4,153,248	4,333,614

Cost of goods sold	(2,895,712)	(2,917,578)

Gross profit	1,257,536	1,416,036

Selling, general, and administrative expenses	(891,995)	(883,982)
Fraud expense	—	(570,000)

Income (loss) from operations	365,541	(37,946)

Other Income (Expense):
Interest expense	(82,388)	(85,560)
Interest income	2	684
Gain on sale of assets	34,411	38,216
Miscellaneous	34,488	(25)

Total other income (expense)	(13,487)	(46,685)

Income before provision for (benefit from) income taxes	352,054	(84,631)

Provision for (benefit from) income taxes	124,777	(90,737)

Net income	$227,277	$6,106

Weighted average shares of common stock outstanding:
Basic	6,072,307	6,023,065

Diluted	6,097,307	6,023,065

Earnings per common share:
Basic	$0.04	$0.00

Diluted	$0.04	$0.00

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$227,277	$6,106

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	203,099	205,235
Amortization	1,475	1,475
Inventory reserve	—	9,000
Share-based expense	6,874	38,500
Gain on sale of assets	(34,411)	(23,236)
Change in:
Accounts receivable, net	8,399	411,270
Inventories	227,695	348,763
Taxes receivable	(3,446)	(5,961)
Prepaid expenses and other	46,799	116,241
Accounts payable	(198,341)	(397,249)
Deferred income taxes	250,000	(84,776)
Accrued expenses	(160,143)	(95,154)
Income taxes payable	(42,000)	—
Other assets	1,994	—
Accrued interest payable	—	(1,304)

Net cash provided by operating activities	535,271	528,910

Cash Flows from Investing Activities:
Purchase of equipment	(51,725)	(59,343)
Purchase of intangible assets	(1,426)	(4,295)
Proceeds from sale of equipment	500	(7,000)

Net cash used in investing activities	(52,651)	(70,638)

Cash Flows from Financing Activities:
Payments on bank notes payable	(207,756)	(196,338)
Disbursements in excess of bank balance	(266,673)	—
Proceeds from (payments on) line of credit	5,078	(250,000)

Net cash used in financing activities	(469,351)	(446,338)

Net change in cash and cash equivalents	13,269	11,934

Cash and cash equivalents, beginning of period	27,490	194,576

Cash and cash equivalents, end of period	$40,759	$206,510

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$82,351	$86,864

Supplemental schedule of non-cash investing and financing activities:

Issuance of stock and Options for payment of CEO	$—	$16,500

Issuance of common stock for payment of consultant fees	$—	$22,500

See accompanying notes to the condensed consolidated financial statements.

1. Summary of Significant Accounting Policies:

Basis of Presentation -The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2009 and 2008  have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the September 30, 2009 consolidated financial statements and related notes included in the Company’s Annual Report on Forms 10-K for the year ended September 30, 2009.

Reporting Entity and Principles of Consolidation - Cycle Country Accessories Corp.  (“Cycle Country”) a Nevada corporation, has a wholly-owned subsidiary, Cycle Country Accessories Corp. (“Cycle Country — Iowa”), an Iowa Corporation,  which in turn has a wholly-owned subsidiary, Cycle Country Accessories Subsidiary Corp (“Cycle Country Sub”), a Nevada Corporation.  During the year ended September 30, 2004, the operations of Cycle Country Sub were merged into Cycle Country - Iowa, leaving a corporate shell that is a direct subsidiary of the Iowa subsidiary.

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

Individual trade accounts receivable are periodically evaluated for collectability based on past credit history and their current financial condition.  Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible.  While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts.  To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts.  The allowance for doubtful accounts was $15,000 at December 31, 2009 and 2008, respectively.  It is at least reasonably possible that the Company’s estimate will change in the future.

Inventories — Inventory is stated at the lower of cost or market.  Inventory consists of raw material, work in process, and finished goods.

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

Investments - In 2000, the Company invested in Golden Rule (Bermuda) Ltd., a captive insurance company from which the Company purchased some of its insurance needs.  The investment is not an investment of excess cash, but rather a mechanism to provide insurance.  In 2009, the current management determined that the program is no longer providing sufficient benefits to warrant continued participation and therefore cancelled the insurance plan provided by Golden Rule.  The Company is in the process of exiting this program during fiscal year 2010.  This stock is recorded at cost, due to the Company having less than 20% ownership of Golden Rule (Bermuda) Ltd.

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

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis for financial and income tax reporting.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes payable.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2006.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of October 1, 2008 or December 31, 2009 and such uncertain tax positions as of each reporting date are insignificant

Earnings (Loss) Per Share - Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if stock options or other share-based awards were exercised, by dividing net income (loss) by the weighted average number of shares and share equivalents during the period. See note 4 below for more detail.

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

Advertising - Advertising consists primarily of trade magazine advertisements, product brochures and catalogs, and trade shows.  Advertising expense totaled approximately $33,000 and $16,000 in the three month period ended December 31, 2009 and 2008, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Research and Development Costs - Research and development costs are expensed as incurred.  Research and development costs totaled approximately $86,000 and $106,000 in the three month period ended December 31, 2009 and 2008, respectively, and is included in selling, general & administrative expenses and cost of goods sold in the accompanying consolidated statements of operations.

Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods.  Shipping and handling costs totaled approximately $68,000 and $53,000 in the three month period ended December 31, 2009 and 2008, respectively, and are included in selling, general, and administrative expenses and cost of goods sold in the accompanying consolidated statements of operations..

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

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and debt approximates fair value.  The Company estimates that the fair value of all financial instruments at December 31, 2009 approximates their carrying values in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.

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

Reclassifications - The classifications of certain items in the 2009 consolidated balance sheet, consolidated statement of operations and consolidated statements of cash flows have been changed to conform to the classifications used in fiscal year 2010.  These reclassifications had no effect on net income (loss) or retained earnings (deficit) as previously reported.

2. Misappropriation of Funds

The Company previously reported the acquisition by the Company of 747,250 shares of its own stock at an average cost of $0.72 per share price for a total cost of $570,000 in cash during the first fiscal quarter ending December 31, 2008 (the “Stock Buyback”) of fiscal 2009.  In the process of completing the audit of its consolidated financial statements for the fiscal year ended September 30, 2009, the Company was unable to obtain satisfactory documentation confirming the Stock Buyback.

Mr. L.G. (Bob) Hancher, Jr. the then-Chairman of the Company’s Board of Directors and Audit Committee had recommended the Stock Buyback and had undertaken to complete it on the Company’s behalf.  Mr. Hancher had previously reported to the Company and its auditors that he had completed the Stock Buyback on the terms disclosed in the Company’s filings.

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

The Company continues to work to recover all of the amounts misappropriated, but any such recoveries will impact subsequent periods and will be reported for the periods in which such recoveries occur.  Since the period covered by this report, the Company has recovered 195,416 shares of Company stock, which will be reflected in its report on Form 10-Q for its second fiscal quarter of 2010.

The funds reported as used for the Stock Buyback have been re-characterized as fraud expense in the affected periods.  Also, as a result of the misappropriation, the number of outstanding shares was incorrectly reported in each of the Company’s quarterly reports on Form 10-Q for fiscal 2009 which have been amended, and the information in this report reflects the corrected information.

In addition, during the quarter ended March 31, 2009, as part of this purported Stock Buyback transaction, Mr. Hancher directed the Company to pay $50,000 to a consulting brokerage firm.  These funds were originally recorded as a pre-paid expense, and were to be used to pay future legal and other advisory costs.  As a result of the Company’s investigation of this entire matter, management has adjusted the $50,000 in prepaid expenses to fraud expense.

Furthermore, the Company has reclassified some stock-based compensation to its outside directors reported in prior periods.   Mr. Hancher was responsible for issuing stock-based compensation to the other directors in accordance with the Company’s approved plan.  However, as part of the investigation, it was discovered that some of the shares that Mr. Hancher was to issue were not in fact issued.

3. Inventories:

The major components of inventories, as of December 31 and September 30, 2009 are as follows:

	December 31, 2009	September 30, 2009
Raw materials	$1,387,896	$1,522,838
Work in progress	120,220	160,160
Finished goods	2,003,069	2,055,882
Inventory reserve	(150,000)	(150,000)

Total inventories	$3,361,185	$3,588,880

Inventories are stated at the lower of cost or market using the weighted average cost method.  Inventory consists of raw materials, work in process, and finished goods.  Management has evaluated the Company’s inventory reserve based on historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at December 31, 2009 and September 30, 2009 was appropriate.   It is reasonably possible the inventory reserve will change in the near future.

4. Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period.  For the three months ended December 31, 2009, the Company had 25,000 share equivalents outstanding related to outstanding share-based awards.  As of December 31, 2008, the Company had no share equivalents outstanding.  For the three months ended December 31, 2009 the effects of the share-based awards were used in the computation of diluted shares outstanding.

The Company’s 40,000 outstanding warrants and 500,000 employee common stock options at December 31, 2009 and 2008 are not considered common stock equivalents as the exercise price is significantly greater than the average market value during both reporting periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Three Months Ended December 31, 2009
	Income(Loss)	Shares	Per-share
	(numerator)	(denominator)	amount

Basic EPS
Income available to common stockholders	$227,277	6,072,307	$0.04

Diluted EPS
Income available to common stockholders	$227,277	6,097,307	$0.04

	For the Three Months Ended December 31, 2008
	Income(Loss)	Shares	Per-share
	(numerator)	(denominator)	amount

Basic EPS
Income available to common stockholders	$6,106	6,023,065	$0.00

Diluted EPS
Income available to common stockholders	$6,106	6,023,065	$0.00

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

The significant accounting policies of the operating segments are the same as those described in Note 1 to the consolidated financial statements of the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2009.

The following is a summary of certain financial information related to the four segments during the three months ended December 31, 2009 and 2008:

CYCLE COUNTRY ATV ACCESSORIES - Three Months Ended December 31, 2009 and 2008 (Unaudited):

	Three Months Ended		Increase
	December 31,		(Decrease)
	2009	2008	$	%

Revenue	$3,626,972	$4,135,777	$(508,805)	(12.30)%
Cost of goods sold	1,558,388	1,898,925	(340,537)	(17.93)%
Gross profit	2,068,584	2,236,852	(168,268)	(7.52)%
Gross profit %	57.03%	54.09%

PLAZCO - Three Months Ended December 31, 2009 and 2008 (Unaudited):

	Three Months Ended		Increase
	December 31,		(Decrease)
	2009	2008	$	%

Revenue	$77,890	$109,117	$(31,227)	(28.62)%
Cost of goods sold	35,979	44,162	(8,183)	(18.53)%
Gross profit	41,911	64,955	(23,044)	(35.48)%
Gross profit %	53.81%	59.53%

PERF-FORM - Three Months Ended December 31, 2009 and 2008 (Unaudited):

	Three Months Ended		Increase
	December 31,		(Decrease)
	2009	2008	$	%

Revenue	$22,184	$32,514	$(10,330)	(31.77)%
Cost of goods sold	12,670	14,604	(1,934)	(13.24)%
Gross profit	9,514	17,910	(8,396)	(46.88)%
Gross profit %	42.89%	55.08%

IMDYNE - Three Months Ended December 31, 2009 and 2008 (Unaudited):

	Three Months Ended		Increase
	December 31,		(Decrease)
	2009	2008	$	%

Revenue	$778,681	$296,599	$482,082	162.54%
Cost of goods sold	508,420	192,613	315,807	163.96%
Gross profit	270,261	103,986	166,275	159.90%
Gross profit %	34.71%	35.06%

GEOGRAPHIC REVENUE

The following is a summary of the Company’s revenue in different geographic areas during the three months ended December 31, 2009 and 2008:

GEOGRAPHIC REVENUE - Three Months Ended December 31, 2009 and 2008 (Unaudited)

	Three Months Ended December	Three Months Ended December	Increase	Increase
	31,	31,	(Decrease)	(Decrease)
Country	2009	2008	$	%

United States	$3,908,481	$3,887,605	$20,876	0.54%
All Other Countries	244,767	446,009	(201,242)	(45.12)%

As of December 31, 2009, all of the Company’s long-lived assets are located in the United States of America.

In the three months ended December 31, 2009 and 2008, two of Cycle Country ATV Accessories’ major customers exceeded 10% of net sales and represented approximately 39% and 40% of the total sales, respectively.

Plazco, Perf-Form, and Imdyne did not have sales to any individual customer greater than 10% of net revenues during the three months ended December 31, 2009 or 2008.

6. Stock Based Compensation:

The Company accounts for share-based payments using the related accounting guidance, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations.

The Company’s Employment Agreement with its chief executive officer, Jeffrey M. Tetzlaff, provides for the grant of 50,000 shares of stock in the Company, vesting over a three year period. At the end of the first and second full year of employment, the chief executive officer becomes vested in and receives 16,666 shares of stock each year. At the completion of the chief executive officer’s third full year of employment, he shall become vested in and receive the final 16,668 shares of stock. For the three months ended December 31, 2009, $6,875 was recognized as compensation expense. Total compensation expense recognized during the three month period ended December 31, 2008 was $6,600.  As of December 31, 2008, there was $61,875 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a three year period. As of December 31, 2009, there was $48,125 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a three year period.

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

Share-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the vesting period in the condensed consolidated financial statements.  The Company uses the Black-Scholes valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, expected terms, risk-free rate, and fair value of common stock at the grant date.

The following table lists stock option activity for the three-month period ended December 31, 2009:

	Options	Price	Extended Value	Intrinsic Value	Weighted Average Remaining Contract Term

Outstanding at September 30, 2009	500,000	1.68	840,000	$—	1.52
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	—	$—	$—

Outstanding at December 31, 2009	500,000	$1.68	$840,000	$—	1.27

Options vested and exercisable at December 31, 2009	500,000	$1.68	$840,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive-Level Overview

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our consolidated financial statements as of September 30, 2009, and the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

We intend for this discussion to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the condensed consolidated financial condition and results of operations of the Company as a whole.  To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties.  See “Special Note Regarding Forward-Looking Statements” included elsewhere in this filing.

Net income for the three months ended December 31, 2009 was $227,277, or $0.04 per share on a diluted basis compared to $6,106 for the three months ended December 31, 2008 or $0.00 per share on a diluted basis.  The difference in net income of approximately $221,000 is due, primarily, to the recognition of fraud expense for the three months ended December 31, 2008 of $570,000.  This impact is offset by a slight decrease in gross profit of approximately $158,000.  As noted elsewhere in this document, we continue to encounter economic challenges but are implementing increased efficiencies in purchasing, processing, and shipping to improve profit margins.

Overview for the Three Months Ended December 31, 2009 and 2008 (Unaudited)

	Three Months Ended December 31,
	2009		2008
	(Unaudited)		(Unaudited)
	$	%	$	%

Total revenue	4,153,248	100.00%	4,333,614	100.00%

Cost of goods sold	(2,895,712)	(69.72)%	(2,917,578)	(67.32)%

Gross profit	1,257,536	30.28%	1,416,036	32.68%

Selling, general, and administrative expenses	(891,995)	(21.48)%	(883,982)	(20.40)%

Fraud expense and collections	—	0.00%	(570,000)	(13.15)%

Income (loss) from opeartions	365,541	8.80%	(37,946)	(0.87)%

Other income (expense)	(13,487)	(0.32)%	(46,685)	(1.08)%

Net income (loss) before tax	352,054	8.48%	(84,631)	(1.95)%

Income tax expense (benefit)	124,777	3.00%	(90,737)	(2.09)%

Net Income	227,277	5.48%	6,106	0.14%

	Three Months		Increase	Increase
	Ended December 31		(Decrease)	(Decrease)
	2009	2008	$	%

Total Revenue by Segment
CCAC ATV	$3,626,972	$4,135,777	$(508,805)	(12.3)%
Plazco	77,890	109,117	(31,227)	(28.6)%
Perf-Form	22,184	32,514	(10,330)	(31.8)%
Imdyne	778,681	296,599	482,082	162.5%

Total Revenue by Segment	4,505,727	4,574,007	(68,280)	(1.5)%

Freight Income	24,567	24,561	6	0.0%
Sales Discounts & Allowances	(377,046)	(264,954)	(112,092)	42.3%

Total Combined Revenue	4,153,248	4,333,614	(180,366)	(4.2)%

Operating profit by Segment
CCAC ATV	2,068,584	2,236,852	(168,268)	(7.5)%
Plazco	41,911	64,955	(23,044)	(35.5)%
Perf-Form	9,514	17,910	(8,396)	(46.9)%
Imdyne	270,261	103,986	166,275	159.9%

Total Profit By Segment	2,390,270	2,423,703	(33,433)	(1.4)%

Freight Income	24,567	24,561	6	0.0%
Sales Disc. & Allow.	(377,046)	(264,954)	(112,092)	42.3%
Factory Overhead	(780,255)	(767,274)	(12,981)	1.7%

Gross Profit	1,257,536	1,416,036	(158,500)	(11.2)%

Sales, Gen. & Admin.	(891,995)	(883,982)	(8,013)	0.9%
Fraud Expense	—	(570,000)	570,000	(100.0)%
Interest Income/Exp.	(82,386)	(84,876)	2,490	(2.9)%
Other Inc/Exp, Net	68,899	38,191	30,708	80.4%
Income Tax (Expense) Benefit	(124,777)	90,737	(215,514)	(237.5)%
Net Income	$227,277	$6,106	$221,171	3,622.4%

The economic environment is showing signs of improvement but continues to be a challenge. The Company remains and has remained focused on strategy and working hard to execute its business plans.  The changes we have implemented in response to those challenges have taken time to show their effect.  The internal reorganization and cost-cutting initiatives started by the new management team continue and have substantially reduced our overhead and breakeven point. The Company is positioned to weather the current economic environment and to take advantage of any improvements, although the timing and consistency of the recovery remains unpredictable. Our new product initiatives are providing us with new products that we anticipate enhancing our competitive position as the dominant player in the power sports accessories market.

Looking ahead to the balance of fiscal 2010, management is cautiously projecting a slight rebound in revenues and margins as new products and effective marketing initiatives continue to be the focus of management and the entire Company.  The Company anticipates gross profit margins will be within the range of 20% to 25% of revenue.

Management has, and will continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible. We project selling, general and administrative expenses during the remainder of fiscal 2010 to be 25-30% of total revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing internal efficiencies, all while maintaining a responsive level of customer and administrative support.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates the estimates including those related to bad debts and inventories.  The Company considers its most sensitive estimates to include the useful lives and assumptions used in the impairment analysis of property, plant, and equipment, valuation of intangible assets, allowance for doubtful accounts, and allowance for inventory reserves.  The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

OVERALL RESULTS OF OPERATIONS

Revenue

Revenues for the three months ended December 31, 2009 declined 4% compared to revenues for the three months ended December 31, 2008.  The second and third fiscal quarters are typically our seasonally slowest periods.

With the decline in the general economy, our distributors and dealers have continued to reduce their level of inventory during this seasonally slow sales period, pushing the carrying of inventory on to us. Sales of all discretionary consumer products have fallen off hard this past year.  Since our products are discretionary purchases, we have experienced a similar decline in sales. The economy is showing hopeful signs as evidenced by the increase in first quarter 2010 sales versus fourth quarter 2009.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue increased to 69.72% for the three months ended December 31, 2009 as compared to 67.32% for the three months ended December 31, 2008.  The gross profit margin for our largest segment, ATV improved with increased efficiencies in both purchasing and production.  We saw decreases in the gross profits for the other three segments as we continue to strive for improvement in efficiencies in production and purchasing in those segments.

Expenses

Our selling, general and administrative expenses remained relatively constant quarter over quarter and were $891,995 and $883,983 for the three months ended December 31, 2009 and 2008, respectively.  As a percentage of revenue, sales, general and administrative expenses were 21.48% for the three months ended December 31, 2009 and 20.40% for the three months ended December 31, 2008.

The significant changes in operating expenses for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 were:

Decreases:

•                  Expenses related to investor relations decreased approximately $40,000.

•                  Insurance expense, specifically as it pertains to workers’ compensation insurance, decreased from $42,000 for the 1st quarter of fiscal 2009 to $4,000 for the first quarter of fiscal 2010 due to new policies put into place.

Increases:

•                  Salaries and wages increased approximately $31,000 for the quarter ended December 31, 2009 as compared to the quarter ended December 31, 2008.

•                  Advertising and promotions increased approximately $18,000 as the Company implemented new marketing programs.

•                  Expenses related to travel and meals increased $19,000.

Fraud Expense

For the fiscal quarter ended December 31, 2008, the Company recognized $570,000 of fraud expenses in relation to the misappropriation of funds further described in Note 2 to the condensed consolidated financial statements.

BUSINESS SEGMENTS

As more fully described above in Note 5 to the condensed consolidated financial statements included elsewhere in this filing, the Company operates four reportable business segments.

Cycle Country ATV Accessories is vertically integrated and utilizes a two-step distribution method.  We are vertically integrated in our Plazco segment and utilize both direct and two-step distribution methods. Perf-Form utilizes both direct and two-step distribution methods, and our Contract Manufacturing segment deals directly with other original equipment manufacturers (OEMs) and businesses in various industries.

Revenues for our Cycle Country ATV Accessories segment for the three months ended December 31, 2009 decreased 12.3% as compared to the three months ended December 31, 2008 due to continued declines in the general economic conditions.  However, for the same periods, gross profit margins increased to 57.0% of revenues from 54.1% of revenues due to the beginning of realization of efficiencies in purchasing, processing, and shipping.

The decrease in Plazco’s revenues can be attributed to a decrease in sales to OEMs. Just as the ATV Accessory market is down across the industry, so too is the golf and the lawn & garden accessory sector.  Management is also pursuing and evaluating new markets that our plastics division can produce parts for to further broaden and grow this business segments revenue.

The decrease in Perf-Form revenue was a result of supply chain challenges.  The Company continues to improve relationships and to implement procedures and processes to improve this segment’s profitability.

The increase in Imdyne’s revenue was due to an increase in business with current customers.  Prior period revenues had dropped as customers utilized inventory on hand as opposed to ordering new product.  As the economy continued to tighten, many of our contract manufacturing customers’ demand dropped off substantially.  Demand has begun to rebound and we are starting to see new orders in this segment.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations and borrowings under our bank line of credit provided us with a significant source of liquidity during the first quarter of 2010 ended December 31, 2009.

Cash and cash equivalents were $40,759 as of December 31, 2009, compared to $27,490 as of September 30, 2009.  Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

Working Capital

Net working capital was $3,256,157 at December 31, 2009, compared to $3,150,679 at September 30, 2009.

Liquidity and Capital Resources

Cycle Country Accessories Corp. and Subsidiaries

Liquidity and Capital Resources

	Balance
	12/31/09	Balance	Increase/	Percent
	(Unaudited)	09/30/09	(Decrease)	Change
Cash and cash equivalents	$40,759	27,490	13,269	48.3%
Accounts receivable	1,811,153	1,819,552	(8,399)	(0.5)%
Inventories	3,361,185	3,588,880	(227,695)	(6.3)%
Income taxes receivable	1,000,859	997,413	3,446	0.3%
Prepaid expenses	30,598	77,397	(46,799)	(60.5)%
Deferred income tax	198,000	448,000	(250,000)	(55.8)%
	6,442,554	6,958,732	(516,178)

Disbursement in excess of bank balance	171,963	438,636	(266,673)	(60.8)%
Accounts payable	364,348	562,689	(198,341)	(35.2)%
Accrued expenses	586,901	747,044	(160,143)	(21.4)%
Bank line of credit	1,035,078	1,030,000	5,078	0.5%
Current portion of bank notes payable	875,460	863,160	12,300	1.4%
Current portion of deferred gain	152,647	166,524	(13,877)	(8.3)%
	3,186,397	3,808,053	(621,656)

	3,256,157	3,150,679	105,478

Long-Term Debt

Term loan balances at December 31 and September 30, 2009 are as follows:

	December 31,	September 30,
	2009	2009

Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matures April, 2011 and is secured by all Company assets.	$640,401	$755,094

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April, 2011, the interest rate is reset every 60 months at 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures in April, 2018 and is secured by all Company assets.	2,602,576	2,660,690

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April, 2013 secured by specific equipment acquired.	524,210	559,159
Total	3,767,187	3,974,943
Less current maturities	(875,460)	(863,160)
Net	$2,891,727	$3,111,783

Prime rate was 3.25% at December 31, 2009 and September 30, 2009.

The notes referred to in the table above contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or make any other distributions without the consent of the lender.  Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the line of credit described below.

As of December 31, 2009, the Company failed to meet one of its debt covenants with its lender.  Though the Company fell below the covenant for term debt coverage, the Company has received a waiver from its lender for this technical violation.

Lines of Credit

The Company has a line of credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory.  This Line of Credit One bears interest at prime plus 0.50% not to exceed 10.5% or be less than 5.5%.  As of December 31, 2009 and September 30, 2009, the rate was 5.5% and the line is collateralized by all of the Company’s assets.  The balance due on this Line of Credit One was $1,000,000 at December 31 and September 30, 2009.  Line of Credit One matured on December 31, 2009, but has been extended by the lender until June 1, 2010.

On September 30, 2009, the Company and its commercial lender entered into an additional secured credit agreement, Line of Credit Two dated September 30, 2009, as a temporary expansion of our credit facility while the Company and its lender completed a refinancing of its credit facilities. Under the terms of this new secured credit agreement, the Company had additional line of credit for the lesser of $550,000 or 80% of eligible accounts receivable and 35% of eligible inventory. Line of Credit Two bears interest at 6.5%. The balance due on Line of Credit Two was $35,078 and $30,000 at December 31 and September 30, 2009, respectively.  Line of Credit Two matures on February 1, 2010.

Line of Credit One and Line of Credit Two contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions without the consent of the lender

Warrants

The Company has previously issued warrants outstanding to purchase 40,000 shares of the Company’s common stock at $4.00 per share, which expire June 9, 2010.  For the three months ended December 31, 2009, none of the 40,000 warrants were exercised.  The proceeds, if exercised, are required to be applied to the outstanding balance on the Notes.

Capital Resources

Consistent with normal practice, management believes that the Company’s operations are not expected to require significant capital expenditures during fiscal year 2010.  Management believes that existing cash balances, cash flow to be generated from operating activities, receipt of income taxes receivable, and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations and capital expenditure requirements, non-inclusive of any major capital investment that may be considered, for at least the next three months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

ITEM 4T.  CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of the deficiencies discussed below.

There were adjustments to our financial statements and other factors during the period covered by this report which impacted our closing process and delayed the preparation of our consolidated financial statements, including all required disclosures, in a timely manner. The adjustments to our original trial balance impacted a number of balance sheet and income accounts.  These deficiencies indicated that our disclosure controls were not effective.  In addition, as reported in our September 30, 2009 Form 10-K, the Company disclosed a material weakness related to its internal control over financial reporting as discussed below

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are in the process of upgrading our systems, implementing additional financial and management controls, and reporting systems and procedures.  We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our general computer controls and business processes. We are currently in the process of formalizing an internal audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.

In connection with the material weakness described above, our auditors recommended that we continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. Our auditors further recommended that we enhance and test our period-end financial close process.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

None

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28,  2010.

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Jeffrey M. Tetzlaff
Jeffrey M. Tetzlaff
President and Chief Executive Officer, and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Jeffrey M. Tetzlaff	President, Chief Executive Officer and	May 28, 2010
Jeffrey M. Tetzlaff	Director (principal executive officer)

/s/ Robert Davis	Interim Chief Financial Officer, Treasurer, Secretary and	May 28, 2010
Robert Davis	Director (principal financial and accounting officer)

/s/ Paul DeShaw	Director	May 28, 2010
Paul DeShaw

/s/ Daniel Thralow	Director	May 28, 2010
Daniel Thralow