Form 10-Q
period 2010-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2010-05-28
CIK 1157758

QUARTERLY REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 28, 2010 was 5,876,891.

Cycle Country Accessories Corp.

Part I   Financial Information

Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

	March 31,	September 30,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$66,747	$27,490
Accounts receivable, net	665,599	1,819,552
Inventories	3,422,239	3,588,880
Income taxes receivable	1,149,867	997,413
Deferred income taxes	170,000	448,000
Prepaid expenses and other	85,586	77,397
Total current assets	5,560,038	6,958,732

Property, plant, and equipment, net	10,433,949	10,803,308
Intangible assets, net	178,172	178,547
Other assets	36,400	40,388
Total assets	$16,208,559	$17,980,975

Liabilities and Stockholders’ Equity
Current Liabilities:
Disbursements in excess of bank balances	$—	$438,636
Accounts payable	347,398	562,689
Accrued expenses	710,673	747,044
Bank line of credit	741,836	1,030,000
Current portion of bank notes payable	888,939	863,160
Current portion of deferred gain	111,016	166,524
Total current liabilities	2,799,862	3,808,053
Long-Term Liabilities:
Bank notes payable, less current portion	2,662,757	3,111,783
Deferred gain, less current portion	—	27,754
Deferred income taxes	2,022,000	2,142,000
Total long term liabilities	4,684,757	5,281,537
Total liabilities	7,484,619	9,089,590

Stockholders’ Equity:

Common stock, $.0001 par value; 100,000,000 shares authorized; 7,483,037 shares issued and 5,876,891 and 6,072,307 outstanding, respectively	748	748
Additional paid-in capital	14,863,083	14,849,334
Accumulated deficit	(3,438,255)	(3,377,061)
Treasury stock, at cost, 1,606,146 and 1,410,730 shares respectively	(2,701,636)	(2,581,636)
Total stockholders’ equity	8,723,940	8,891,385

Total liabilities and stockholders’ equity	$16,208,559	$17,980,975

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$2,308,264	$1,583,236
Freight income	29,138	28,016

Total revenues	2,337,402	1,611,252

Cost of goods sold	(1,588,537)	(1,692,352)

Gross profit (loss)	748,865	(81,100)

Selling, general, and administrative expenses	(1,004,612)	(936,936)
Fraud (expense) recovery	(134,775)	(50,000)

Loss from operations	(390,522)	(1,068,036)

Other Income (Expense):
Interest expense	(70,857)	(101,634)
Interest income	1	829
Gain (loss) on sale of assets	(65,261)	41,498
Miscellaneous	46,543	3,091

Total other income (expense)	(89,574)	(56,216)

Loss before benefit from income taxes	(480,096)	(1,124,252)

Benefit from income taxes	(191,625)	(341,692)

Net loss	$(288,471)	$(782,560)

Weighted average shares of common stock
Basic	5,992,919	6,072,307

Diluted	5,992,919	6,072,307

Loss per common share:
Basic	$(0.05)	$(0.13)

Diluted	$(0.05)	$(0.13)

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Six Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues:
Net sales	$6,436,945	$5,892,289
Freight income	53,705	52,578

Total revenues	6,490,650	5,944,867

Cost of goods sold	(4,484,249)	(4,609,930)

Gross profit	2,006,401	1,334,937

Selling, general, and administrative expenses	(1,896,607)	(1,820,919)
Fraud Expense	(134,775)	(620,000)

Loss from operations	(24,981)	(1,105,982)

Other Income (Expense):
Interest expense	(153,245)	(187,194)
Interest income	3	1,512
Gain on sale of assets	(30,850)	79,714
Miscellaneous	81,031	3,067

Total other income (expense)	(103,061)	(102,901)

Loss before benefit from income taxes	(128,042)	(1,208,883)

Benefit from income taxes	(66,848)	(432,428)

Net loss	$(61,194)	$(776,455)

Weighted average shares of common stock
Basic	6,033,224	6,047,307

Diluted	6,033,224	6,047,307

Loss per common share:
Basic	$(0.01)	$(0.13)

Diluted	$(0.01)	$(0.13)

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(61,194)	$(776,455)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	407,224	415,931
Amortization	3,035	2,951
Inventory reserve	—	9,000
Share-based expense	13,750	54,500
(Gain) loss on sale of equipment	114,112	(79,714)
Fraud recovery	(120,000)	—
Change in:
Accounts receivable, net	1,153,953	2,573,255
Inventories	166,641	491,770
Taxes receivable	(152,454)	(189,710)
Prepaid expenses and other	(8,189)	95,317
Disbursements in excess of bank balances	(438,636)
Accounts payable	(215,291)	(382,583)
Deferred income taxes	158,000	(216,823)
Accrued expenses	(119,634)	(203,255)
Other assets	3,988	—

Net cash provided by operating activities	905,305	1,794,184

Cash Flows from Investing Activities:
Purchase of equipment	(164,477)	(109,813)
Purchase of intangible assets	(2,660)	(9,630)
Proceeds from sale of equipment	12,500	7,491

Net cash used in investing activities	(154,637)	(111,952)

Cash Flows from Financing Activities:
Payments on bank notes payable	(423,247)	(399,237)
Bank Line of Credit, net	(288,164)	(1,000,000)

Net cash used in financing activities	(711,411)	(1,399,237)

Net change in cash and cash equivalents	39,257	282,995

Cash and cash equivalents, beginning of period	27,490	194,576

Cash and cash equivalents, end of period	66,747	477,571

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31
	2010	2009
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$153,000	$158,099

Income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:

Recovery of Treasury Shares from Fraud	$120,000	$—

Issuance of common stock for payment of consultant fees	$—	$22,500

Issuance of common stock and options for payment of CEO	$—	$32,000

See accompanying notes to the condensed consolidated financial statements.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

1. Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements for the three months and six months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the September 30, 2009 consolidated financial statements and related notes included in the Company’s Annual Report on Forms 10-K for the year ended September 30, 2009.

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

Individual trade accounts receivable are periodically evaluated for collectability based on past credit history and their current financial condition.  Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible.  While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts.  To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts.  The allowance for doubtful accounts was $15,000 at March 31, 2010 and 2009, respectively.  It is at least reasonably possible that the Company’s estimate will change in the future.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2006.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of October 1, 2008 or March 31, 2010 and such uncertain tax positions as of each reporting date are insignificant

Earnings (Loss) Per Share - Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if stock options or other share-based awards were exercised, by dividing net income (loss) by the weighted average number of shares and share equivalents during the period. See note 4 below for more detail.

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

Advertising - Advertising consists primarily of trade magazine advertisements, product brochures and catalogs, and trade shows.  Advertising expense totaled approximately $31,000 and $25,000 in the three month period ended March 31, 2010 and 2009, respectively, and totaled approximately $65,000 and $40,000 in the six month period ended March 31, 2010 and 2009, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Research and Development Costs - Research and development costs are expensed as incurred.  Research and development costs totaled approximately $91,000 and $91,000 in the three month period ended March 31, 2010 and 2009, respectively, and totaled approximately $177,000 and $197,000 in the six month period ended March 31, 2010 and 2009, and is included in selling, general & administrative expenses and cost of goods sold in the accompanying consolidated statements of operations.

Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods.  Shipping and handling costs totaled approximately $67,000 and $57,000 in the three month period ended March 31, 2010 and 2009, respectively, and totaled approximately $135,000 and $110,000 in the six month period ended March 31, 2010 and 2009, and are included in selling, general, and administrative expenses and cost of goods sold in the accompanying consolidated statements of operations..

Use of Estimates —The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses.  Significant items subject to such estimates include the useful lives and assumptions used in the impairment analysis of property, plant, and equipment; valuation of intangible assets; allowance for doubtful accounts; the valuation of the treasury stock recovered from fraud, and allowance for inventory reserves.   Actual results could differ significantly from those estimates.

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

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and debt approximates fair value.  The Company estimates that the fair value of all financial instruments at March 31, 2010 approximates their carrying values in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.

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

The Company continues work to recover all of the amounts misappropriated.  During the quarter ended March 31, 2010, the Company recovered 195,416 shares of Company stock, which shares have been designated as treasury stock and recorded at a value of $120,000,.  The Company has used this value because it represents the amount the Company provided for the purchase of shares to the third party that returned these shares to the Company and  the price per share is consistent with the trading in the market at the time the Company believed that the shares were being purchased on its behalf.  The Company has not received any documentation from the third party about the actual cost in the shares, so this value may not represent the amount paid for the shares, but, at present, the Company believes that any difference in price are not likely to be material.  Additional recoveries, if any, will impact subsequent periods and will be reported for the periods in which such recoveries occur.  The possibility of future recoveries and the amount of any such recovery remain uncertain, and the Company can have no assurance that any such recoveries can be achieved or that they can be achieved without significant cost to the Company.

The funds reported as used for the Stock Buyback have been re-characterized as fraud expense.  Also, as a result of the misappropriation, the number of outstanding shares was incorrectly reported in each of the Company’s quarterly reports on Form 10-Q for fiscal 2009 have been amended.

In addition, during the quarter ended March 31, 2009, as part of this purported Stock Buyback transaction, Mr. Hancher directed the Company to pay $50,000 to a consulting brokerage firm.  These funds were originally recorded as a pre-paid expense, and were to be used to pay future legal and other advisory costs.  As a result of the Company’s investigation of this entire matter, management has reclassified the $50,000 in prepaid expenses as fraud expense.

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

3. Inventories:

The major components of inventories, as of March 31, 2010 and September 30, 2009 are as follows:

	March 31,	September 30,
	2010	2009

Raw Materials	$1,278,785	$1,522,838
Work In Process	131,615	160,160
Finished Goods	2,161,839	2,055,882
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$3,422,239	$3,588,880

Inventories are stated at the lower of cost or market determined using the weighted average cost method.  Inventory consists of raw materials, work in process, and finished goods.  Management has evaluated the Company’s inventory reserve based on historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at March 31, 2010 and September 30, 2009 was appropriate.   It is reasonably possible the inventory reserve will change in the near future.

4. Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period.

The Company incurred a net loss of $288,471 for the three months ended March 31, 2010 and $61,194 for the six months ended March 31, 2010.  For the period ended March 31, 2010 and 2009, the Company had approximately 25,000 and zero share equivalents outstanding.  A net loss causes all outstanding common stock equivalents, such as certain stock options, warrants, and restricted share awards to be antidilutive.  As a result, the basic and dilutive losses per common share are the same.  In addition, the Company’s 40,000 outstanding warrants and 500,000 employee common stock options at March 31, 2010 and 2009 are not considered common stock equivalents as the exercise price is significantly greater than the average market value during both reporting periods.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the three months			For the three months
	ended March 31, 2010			ended March 31, 2009
		Weighted			Weighted
	Income (Loss)	Average Shares	Per share	Income (Loss)	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic EPS
Loss available to common stockholders	$(288,471)	5,992,919	$(0.05)	$(782,560)	6,072,307	$(0.13)

Dilusted EPS
Loss available to common stockholders	$(288,471)	5,992,919	$(0.05)	$(782,560)	$6,072,307	$(0.13)

	For the six months			For the six months
	ended March 31, 2010			ended March 31, 2009
		Weighted			Weighted
	Income (Loss)	Average Shares	Per share	Income (Loss)	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic EPS
Loss available to common stockholders	$(61,194)	6,033,224	$(0.01)	$(776,455)	6,047,307	$(0.13)

Dilusted EPS
Loss available to common stockholders	$(61,194)	$6,033,224	$(0.01)	$(776,455)	$6,047,307	$(0.13)

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

The Plastic Wheel Cover segment was renamed Plazco, with no change to the data in that segment.

We have similarly renamed our contract manufacturing segment which is now called Imdyne, again with no change to the data in that segment.

The significant accounting policies of the operating segments are the same as those described in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The following is a summary of certain financial information related to the four segments during the three months ended March 31, 2010 and 2009:

CYCLE COUNTRY ATV ACCESSORIES

	Three Months
	Ended March 31		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%

Revenues	$1,475,316	$1,130,133	$345,183	30.5%
Cost of goods sold	596,254	893,309	(297,055)	(33.3)%
Gross profit	879,062	236,824	642,238	271.2%
Gross profit %	59.6%	21.0%

PLAZCO

	Three Months
	Ended March 31		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%

Revenues	$106,241	$180,042	$(73,801)	(41.0)%
Cost of goods sold	51,771	75,385	(23,614)	(31.3)%
Gross profit	54,470	104,657	(50,187)	(48.0)%
Gross profit %	51.3%	58.1%

PERF-FORM

	Three Months
	Ended March 31		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%

Revenues	$43,966	$70,326	$(26,360)	(37.5)%
Cost of goods sold	25,397	34,563	(9,166)	(26.5)%
Gross profit	18,569	35,763	(17,194)	(48.1)%
Gross profit %	42.2%	50.9%

IMDYNE

	Three Months
	Ended March 31		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%

Revenues	$775,678	$276,415	$499,263	180.6%
Cost of goods sold	549,131	190,016	359,115	189.0%
Gross profit	226,547	86,399	140,148	162.2%
Gross profit %	29.2%	31.3%

The following is a summary of certain financial information related to the four segments during the six months ended March 31, 2010 and 2009:

CYCLE COUNTRY ATV ACCESSORIES

	Six Months
	Ended March 31		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%

Revenues	$5,102,287	$5,265,909	$(163,622)	(3.1)%
Cost of goods sold	2,154,641	2,864,278	(709,637)	(24.8)%
Gross profit	2,947,646	2,401,631	546,015	22.7%
Gross profit %	57.8%	45.6%

PLAZCO

	Six Months
	Ended March 31		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%

Revenues	$184,131	$289,159	$(105,028)	(36.3)%
Cost of goods sold	87,750	115,035	(27,285)	(23.7)%
Gross profit	96,381	174,124	(77,743)	(44.6)%
Gross profit %	52.3%	60.2%

PERF-FORM

	Six Months
	Ended March 31		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%

Revenues	$66,150	$102,841	$(36,691)	(35.7)%
Cost of goods sold	38,067	49,168	(11,101)	(22.6)%
Gross profit	28,083	53,673	(25,590)	(47.7)%
Gross profit %	42.5%	52.2%

IMDYNE

	Six Months
	Ended March 31		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%

Revenues	$1,554,358	$573,014	$981,344	171.3%
Cost of goods sold	1,057,550	382,629	674,921	176.4%
Gross profit	496,808	190,385	306,423	160.9%
Gross profit %	32.0%	33.2%

GEOGRAPHIC REVENUE

The following is a summary of the Company’s revenue in different geographic areas during the three months and six months ended March 31, 2010 and 2009.

The following is a summary of the Company’s revenue in different geographic areas during the three months ended March 31, 2010 and 2009 (Unaudited):

	Three Months		Increase	Increase
	Ended March 31		(Decrease)	(Decrease)
	2010	2009	$	%

Country
United States	$2,210,590	$1,537,668	$672,922	43.8%
All Other Countries	$126,812	$73,584	$53,228	72.3%

The following is a summary of the Company’s revenue in different geographic areas during the six months ended March 31, 2010 and 2009 (Unaudited):

	Six Months		Increase	Increase
	Ended March 31		(Decrease)	(Decrease)
	2010	2009	$	%

Country
United States	$6,063,661	$5,425,273	$638,388	11.8%
All Other Countries	$426,987	$519,594	$(92,607)	(17.8)%

As of March 31, 2010, all of the Company’s long-lived assets are located in the United States of America.

The Company had sales to three major customers that were approximately 16%, 13% and 10% of total sales respectively for the three months ended March 31, 2010.  During the three months ended March 31, 2009, sales to one major customer exceeded 10% of total sales.  For the six months ended March 31, 2010, sales to two customers exceeded 10% of total sales and were 22% and 12% respectively.  Sales to those same customers for the six months ended March 31, 2009 were 23% and 12% of total sales.

6. Stock Based Compensation:

The Company accounts for share-based payments using the related accounting guidance, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations.

The Company’s Employment Agreement with its chief executive officer, Jeffrey M. Tetzlaff, provides for the grant of 50,000 shares of stock in the Company, vesting over a three year period. At the end of the first and second full year of employment, the chief executive officer becomes vested in and receives 16,666 shares of stock each year. At the completion of the chief executive officer’s third full year of employment, he shall become vested in and receive the final 16,668 shares of stock.  Total compensation expense recognized during the six month period ended March 31, 2010 was $13,750.  As of March 31, 2010 there were $34,375 of total unrecognized compensation cost related to the non-vested share-based compensation arrangement under the plan. The cost is expected to be recognized over a three year period.

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

The following table lists stock option activity for the three-month period ended March 31, 2010.

	Options	Price	Extended Value	Intrinsic Value	Weighted Average Remaining Contract Term

Outstanding at December 31, 2009	500,000	$1.68	$840,000	$—	1.27
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	—	$—	$—

Outstanding at March 31, 2010	500,000	$1.68	$840,000	$—	1.02

Options vested and exercisable at March 31, 2010	500,000	$1.68	$840,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note about Forward Looking Statements.

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of Form 10-K for the year ended September 30, 2009.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Executive-Level Overview

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiaries (the “Company”) and should be read in conjunction with our consolidated financial statements as of September 30, 2009, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended September 30, 2009.

We intend for this discussion to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those consolidated financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties.

The economic environment is showing signs of improvement but continues to be a challenge. The Company has remained focused on strategy and working hard to execute its business plans.  The response to those challenges has taken time to show their effect.  The internal reorganization and cost-cutting initiatives started by the new management team continue and have substantially reduced our overhead and breakeven point. The Company is positioned to weather the current economic environment and to take advantage of any improvements. Our new product initiatives are providing us with new products that we anticipate enhancing our competitive position as the dominant player in the power sports accessories market.

Looking ahead to the balance of fiscal 2010, management is cautiously projecting a slight rebound in revenues and margins as new products and effective marketing initiatives continue to be the focus of management and the entire Company.  The Company anticipates gross profit margins will be within the range of 20% to 25% of revenue.

Management has, and will continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible. We project selling, general and administrative expenses during the remainder of fiscal 2010 to be 25 to 30% of revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing internal efficiencies, all while maintaining a responsive and courteous customer service standard.

Overview for the Three Months Ended March 31, 2010 and 2009 (Unaudited)

The following is a summary of the results of operations for the three months ended March 31, 2010 and March 31, 2009 (Unaudited):

	Three Months Ended March 31,
	2010		2009
	$	%	$	%

Total revenue	$2,337,402	100.00%	$1,611,252	100.00%

Cost of goods sold	1,588,537	67.96%	1,692,352	105.03%

Gross profit (loss)	748,865	32.04%	(81,100)	(5.03)%

Selling, general, and administrative expenses	(1,004,612)	(42.98)%	(936,936)	(58.16)%
Fraud expense	(134,775)	(5.77)%	(50,000)	(3.10)%

Loss from operations	(390,522)	(16.71)%	(1,068,036)	(66.29)%

Other expense (net)	(89,574)	(3.83)%	(56,216)	(3.49)%

Net loss before tax benefit	(480,096)	(20.54)%	(1,124,252)	(69.78)%

Income tax benefit	191,625	8.20%	341,692	21.21%

Net loss	(288,471)	(12.34)%	(782,560)	(48.57)%

For the three months ended March 31, 2010, Cycle Country Accessories Corp. reported a net loss of $288,471, or 12.34% of total revenue This compares favorably to the three months ending March 31, 2009 during which the Company recorded a loss of $782,560 or 48.57% of total revenue.  The improvement is due, in part, to improved margins and continued improvement in controlling operating expenses.   Revenues for the period increased approximately 45% over the same period in fiscal year 2009 with an increase of 30.5% in the Cycle Country ATV Accessories segment and an increase of 180.6% in the Imdyne segment.  For the same periods, Plazco and Perf-Form reported decreases in sales of 41.0% and 37.5% respectively.  The largest variance in gross profit percentage by segment was reported by Cycle Country ATV Accessories which reported a gross profit percentage of 59.6% for the three months ended March 31, 2010 compared to a gross profit of 21.0% for the three months ended March 31, 2009.  This change was due, primarily, to increased efficiencies during the three months ended March 31, 2010 as compared the three months ended March 31, 2009 and to process improvements.  Further, the Company recognized losses on obsolete inventory in the first three months of fiscal year 2009.

Other expense (net), which includes interest expense, gains (losses) on assets disposals and miscellaneous income, increased from $56,216 for the three months ended March 31, 2009 to $89,574 for the three months ended March 31, 2009.    This variance is due, in part, to a loss realized on the disposal of fixed assets.  Interest expense decreased approximately $30,000 on decreased debt balances and miscellaneous income increased period over period.

The following is a summary of the results of operations by segment for the three months ended March 31, 2010 and March 31, 2009 (Unaudited):

	Three Months		Increase	Increase
	Ended March 31		(Decrease)	(Decrease)
	2010	2009	$	%

Total Revenue by Segment
CCAC ATV	$1,475,316	$1,130,133	$345,183	30.5%
Plazco	106,241	180,042	(73,801)	(41.0)%
Perf-Form	43,966	70,326	(26,360)	(37.5)%
Imdyne	775,678	276,415	499,263	180.6%

Total Revenue by Segment	2,401,201	1,656,916	744,285	44.9%

Freight Income	29,138	28,016	1,122	4.0%
Sales Discounts & Allowances	(92,937)	(73,680)	(19,257)	26.1%

Total Combined Revenue	2,337,402	1,611,252	726,150	45.1%

Operating profit (loss) by Segment
CCAC ATV	879,062	236,823	642,239	271.2%
Plazco	54,470	104,657	(50,187)	(48.0)%
Perf-Form	18,569	35,763	(17,194)	(48.1)%
Imdyne	226,547	86,399	140,148	162.2%

Total Profit By Segment	1,178,648	463,642	715,006	154.2%

Freight Income	29,138	28,016	1,122	4.0%
Sales Disc. & Allow.	(92,937)	(73,679)	(19,258)	26.1%
Factory Overhead	(365,984)	(499,079)	133,095	(26.7)%
Sales, Gen. & Admin.	(1,004,612)	(936,936)	(67,676)	7.2%
Fraud Expense	(134,775)	(50,000)	(84,775)	169.5%
Interest Income/Exp.	(70,856)	(100,805)	29,949	(29.7)%
Other Inc/Exp, Net	(18,718)	44,589	(63,307)	(142.0)%
Income Tax Benefit	191,625	341,692	(150,067)	(43.9)%
Net Loss	(288,471)	(782,560)	494,089	(63.1)%

Overview for the Six Months Ended March 31, 2010 and 2009 (Unaudited)

The following is a summary of the results of operations for the six months ended March 31, 2010 and March 31, 2009 (Unaudited):

	Six Months Ended March 31,
	2010		2009
	$	%	$	%

Total revenue	$6,490,650	100.00%	$5,944,867	100.00%

Cost of goods sold	4,484,249	69.09%	4,609,930	77.54%

Gross profit	2,006,401	30.91%	1,334,937	22.46%

Selling, general, and administrative expenses	(1,896,607)	(29.21)%	(1,820,919)	(30.63)%
Fraud expense	(134,775)	(2.08)%	(620,000)	(10.43)%

Loss from operations	(24,981)	(0.38)%	(1,105,982)	(18.60)%

Other expense (net)	(103,061)	(1.59)%	(102,901)	(1.73)%

Net loss before tax benefit	(128,042)	(1.97)%	(1,208,883)	(20.33)%

Income tax benefit	66,848	1.03%	432,428	7.27%

Net loss	(61,194)	(0.94)%	(776,455)	(13.06)%

For the six months ended March 31, 2010, Cycle Country Accessories Corp. reported a net loss of $61,194 or 0.94% of total revenue This compares favorably to the six months ending March 31,2009 during which the Company recorded a loss of $776,455 or 13.06% of total revenue.  Revenues for the six months ended March 31, 2010 increased approximately $540,000 or 9% as compared to the six months ended March 31, 2009.  The increase is attributable to an increase of 141% in revenues for the Imdyne segment with decreases in the Cycle Country ATV Accessories, Plazco, and Perf-Form segments of approximately 3%, 36% and 36% respectively.  Margins increased as well period over period and improved from 22.5% for the six months ended March 31, 2009 to 30.9% for the six months ended March 31, 2010.  Sales for Imdyne were unusually low for the first six months of fiscal year 2009 and improved during fiscal year 2010 with increased marketing efforts and improved delivery service.

Fraud expense includes a $620,000 charge in the six months ended March 31, 2009 for losses incurred related to the misappropriation of funds previously discussed in Note 2 to the condensed consolidated financial statements.  Fraud expense for the six months ended March 31, 2010 includes $254,775 of legal, accounting, and other costs incurred and associated with the misappropriation of funds less a recovery of 195,416 shares of treasury stock recorded at $120,000.

Other expense (net) includes interest expense, gains and losses on the sale of fixed assets and miscellaneous income.  Other expense (net) did not change materially for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.  Interest expense was down period over period on decreased debt balances.  The Company recorded gains of approximately $80,000 on the sale of fixed assets for the six months ended March 31, 2009 compared to losses of approximately $30,000 for the six months ended March 31, 2010.  Miscellaneous income increased from $3,000 to $81,000 for the six months ended March 31, 2009 and 2010 respectively.

The following is a summary of the results of operations by segment for the six months ended March 31, 2010 and March 31, 2009 (Unaudited):

	Six Months		Increase	Increase
	Ended March 31		(Decrease)	(Decrease)
	2010	2009	$	%

Total Revenue by Segment
CCAC ATV	$5,102,287	$5,262,698	$(160,411)	(3.0)%
Plazco	184,131	289,159	(105,028)	(36.3)%
Perf-Form	66,150	102,841	(36,691)	(35.7)%
Imdyne	1,554,358	643,755	910,603	141.5%

Total Revenue by Segment	6,906,926	6,298,453	608,473	9.7%

Freight Income	53,705	52,578	1,127	2.1%
Sales Discounts & Allowances	(469,981)	(406,164)	(63,817)	15.7%

Total Combined Revenue	6,490,650	5,944,867	545,783	9.2%

Operating profit (loss) by Segment
CCAC ATV	2,947,646	2,464,017	483,629	19.6%
Plazco	96,381	174,124	(77,743)	(44.6)%
Perf-Form	28,083	53,673	(25,589)	(47.7)%
Imdyne	496,808	195,532	301,276	154.1%

Total Profit By Segment	3,568,918	2,887,346	681,571	23.6%

Freight Income	53,705	52,578	1,127	2.1%
Sales Disc. & Allow.	(469,981)	(406,164)	(63,817)	15.7%
Factory Overhead	(1,146,241)	(1,198,823)	52,583	(4.4)%
Sales, Gen. & Admin.	(1,896,607)	(1,820,919)	(75,688)	4.2%
Fraud Expense	(134,775)	(620,000)	485,225
Interest Income/Exp.	(153,242)	(185,682)	32,440	(17.5)%
Other Inc/Exp, Net	50,181	82,781	(32,600)	(39.4)%
Income Tax (Expense) Benefit	66,848	432,428	(365,580)	(84.5)%
Net Income (Loss)	(61,194)	(776,455)	715,261	(92.1)%

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates the estimates including those related to bad debts and inventories.  The Company considers its most sensitive estimates to include the useful lives and assumptions used in the impairment analysis of property, plant and equipment, valuation of intangible assets, allowance of intangible assets, allowance for doubtful accounts, allowance for inventory reserve, and the valuation of the treasury stock recovered from fraud.  The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

OVERALL RESULTS OF OPERATIONS

Revenue

The increase in revenues for the three months ended March 31, 2010 was a result of the continuation of the recovery of the steep decline we experienced in fiscal 2009 in spite of historically slower sales during the second and third fiscal quarters. With the decline in the general economy, our distributors and dealers have continued to reduce their level of inventory during this seasonally slow sales period, pushing the carrying cost of inventory on to us. Sales of all discretionary consumer products fell significantly in fiscal 2009.  Since our products are discretionary purchases for consumers, we had experienced a similar decline in sales but are starting to see a recovery. The economy is showing hopeful signs as evidenced by the 9% increase in sales the first half of fiscal year 2010 compared to the first half of fiscal year 2009.

Gross profit percentages for the three and six months ended March 31, 2010 showed improvement over the same periods in the prior year.  We continue to take steps to reduce manufacturing costs which are and will continue to be reflected in our gross margins.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue improved to 68% for the three months ended March 31, 2010 as compared to 105% for the three months ended March 31, 2009.  Cost of goods sold as a percentage of total revenue for the six months ended March 31, 2010 was approximately 69% as compared to approximately 77% for the six months ended March 31, 2009.  The gross profit margin for our largest segment, ATV, improved with increased efficiencies in both purchasing and production.  Additionally, during the three months ended March 31, 2009, we took a substantial inventory adjustment identified in the physical inventory count at January 31, 2009. This was charged to cost of goods sold in the quarter ending March 31, 2009, resulting in an additional deterioration of our gross profit.  The improvements are primarily due to aggressive cost cutting and operational performance efficiencies.

Expenses

Our selling, general and administrative expenses were $1,004,612 and $1,896,607 for the three and six months ending March 31, 2010 compared to $936,936 and $1,820,919 for the three and six months ended March 31, 2009 all respectively.  While these periods show dollar value increases, as a percentage of revenue, these expenses decreased from 58.15% to 42.98% for the three months ended March 2009 to the three months ended March 31, 2010.  For the three months ended March 31, 2010 and 2009, other expenses (net) were $89,574 and $156,216 respectively.

The significant changes in expenses for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 were:

•                  Salaries as a percentage of revenue decreased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, from approximately 24% to approximately 18% as we continue to cut excess overhead.

•                  Commission expense increased approximately $30,000 as a result of increased sales and new promotional programs.

•                  Legal and other professional fees increased for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due, in part, to the transitional costs resulting from the change in both our legal and accounting professional service firms.

•                  Insurance expense decreased approximately $60,000 due to decreased costs associated with, primarily, workers comp insurance.

•                  Lease expense increased approximately $27,000 under the terms of the lease of the Company’s Milford facility.

•                  Interest expense decreased approximately $30,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  This was due primarily to the decrease in the balances of our outstanding debt.  We continue to aggressively pay down the outstanding balance.

•                  During the first quarter of fiscal year 2010, we recorded a loss on the disposal of fixed assets of approximately $106,000 which related to the disposal of machine tools no longer used in the Company.

For the six months ending March 31, 2010, selling, general and administrative expenses were 29.21% of revenue or $1,896,607 as compared to 30.63% of revenue or $1,820,919 for the six months ended March 31, 2009.   Other expenses (net) totaled $103,061 for fiscal 2010 compared to $102,901 for fiscal 2009.

The significant changes in expenses for the six months ended March 31, 2010, as compared to the same period of fiscal 2009 were:

•                  Legal and other professional fees increased approximately $11,000 for the six months ended March 31, 2010, as compared to the six months ended March 31, 2009, due, in part, to the transitional costs resulting from the change in both our legal and accounting professional service firms..

•                  Insurance expense decreased in the six months ended March 31, 2010 by approximately $111,000 as compared to the six months ended March 31, 2009 due, primarily, to decreased costs of workers comp insurance.

•                  The increase in lease expense of approximately $30,000 was due to the terms of the lease of the Company’s Milford facility.

•                  Interest expense decreased for the six months ended March 31, 2010 as compared to the prior year because the Company continues to aggressively pay down its outstanding debt balances.

•                  Expenses related to investor relations decreased approximately $67,000 as a result of cost cutting measures implemented in fiscal 2010.

BUSINESS SEGMENTS

As more fully described above in Note 4 to the condensed consolidated financial statements included elsewhere in this filing, the Company operates four reportable business segments.

Cycle Country ATV Accessories is vertically integrated and utilizes a two-step distribution method.  We are vertically integrated in our Plazco segment and utilize both direct and two-step distribution methods. Perf-Form utilizes both direct and two-step distribution methods, and our contract manufacturing segment, Imdyne, deals directly with other original equipment manufacturers (OEMs) and businesses in various industries.

Sales in our Cycle Country ATV Accessories segment increased approximately 30% during the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009.  This increase brought year to date sales for this segment to approximately $5.1 million, $100,000 down from the same period last year.  This recovery is due to a general improvement in sales of our industry compared to the prior year as well as increased sales efforts.  The gross profit percentage for this segment was extraordinarily low during the three months ended March 31, 2009 due to higher labor cost, inefficient processes and higher production costs.  With improved process and procedures, gross profit margins improved to approximately 59% during the three months ended March 31, 2010 and to 58% for the six months ended March 31, 2010.

Plazco continues to experience decreases in sales which can be attributed to a decrease in sales to OEMs. Just as the ATV Accessory market is down across the industry, so too is the golf and the lawn & garden accessory sector.  Management is also pursuing and evaluating new markets that our plastics division can produce parts for to further broaden and grow this business segments revenue.

Sales for the Perf-Form segment were down on both a quarterly and year to date basis.  For the six months ended March 31, 2010, this segment reported decreased sales of approximately 36%.  Costs to produce these products increased which negatively affected the gross profit margin which decreased from approximately 52% for the six months ended March 31, 2009 to approximately 43% for the six months ended March 31, 2010.  The decrease in revenues was attributable to a decrease in sales to national retail customers.  The decrease in gross profit is due to higher input costs and inventory adjustments.

The increase in Imdyne’s revenue was due to increased sales to one customer which had declined during the first six months of fiscal year 2009.   Margins increased slightly to 32% for the six months ended March 31, 2010 compared to 30% for the 6 months ended March 31, 2009.

For the six months ended March 31, 2010, the Company experienced increased revenue in the U.S. markets but showed a slight decrease in international sales.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities of continuing operations and built-up cash balances provided us with a significant source of liquidity during the first six months of fiscal 2010.

Cash and cash equivalents were $66,747 as of March 31, 2010 as compared to $27,490 as of September 30, 2009.  Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

In the six months ended March 31, 2010, we made approximately $176,000 in capital expenditures, received approximately $12,500 from the sale of capital equipment, and paid approximately $711,000 of long-term debt principal.

Working Capital

Net working capital was $2,760,176 as of March 31, 2010 compared to $3,150,679 as of September 30, 2009.  The decrease is due, primarily, to the decrease in accounts receivable.

Liquidity and Capital Resources

	Balance		Increase	Increase
	March 31,	September 30,	(Decrease)	(Decrease)
	2010	2009	$	%
	(Unaudited)

Cash and cash equivalents	$66,747	$27,490	$39,257	142.8%
Accounts receivable	665,599	1,819,552	(1,153,953)	(63.4)%
Inventories	3,422,239	3,588,880	(166,641)	(4.6)%
Prepaid expenses	85,586	77,397	8,189	10.6%
Deferred income tax	170,000	448,000	(278,000)	(62.1)%
Income tax receivable	1,149,867	997,413	152,454	15.3%
Currrent Assets	5,560,038	6,958,732	(1,398,694)	(20.1)%

Disbursements in excess of bank balances		438,636	(438,636)	(100.0)%
Accounts payable	347,398	562,689	(215,291)	(38.3)%
Accrued expenses	710,673	747,044	(36,371)	(4.9)%
Bank line of credit	741,836	1,030,000	(288,164)	(28.0)%
Current portion of long term debt	888,939	863,160	25,779	3.0%
Current portion of deferred gain	111,016	166,524	(55,508)	(33.3)%
Current Liabilities	2,799,862	3,808,053	(1,008,191)	(26.5)%

	$2,760,176	$3,150,679	$(390,503)	(12.4)%

Long-Term Debt

Long term debt consists of the following:

	March 31,	September 30,
	2010	2009

Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matures April, 2011 and is secured by all Company assets.	$523,158	$755,094

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April, 2011, the interest rate is reset every 60 months at 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures in April, 2018 and is secured by all Company assets.	2,540,448	2,660,690

Note 3 to a commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April, 2013 secured by specific equipment acquired.	488,090	559,159
Total	3,551,696	3,974,943
Less current maturities	(888,939)	(863,160)
Net	$2,662,757	$3,111,783

Prime rate was 3.25% at March 31, 2010 and at September 30, 2009.

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

As of March 31, 2010, the Company failed to meet one of its debt covenants with its lender.  Though the Company fell below the covenant for term debt coverage, the Company has received a waiver from its lender for this technical violation.

Line of Credit

The Company has a line of credit for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory.  This Line of Credit One bears interest at prime plus 0.50% with a ceiling of 10.5% and a floor of 5.5%.  At March 31, 2010 and at September 30, 2009 the rate was at 5.5%.  The note is collateralized by all of the Company’s assets.  At March 31, 2010, there was $741,836 due on Line of Credit One and there was $1,000,000 outstanding on Line of Credit One as of September 30, 2009.  Line of Credit one matured on March 31, 2010, but has been extended by the lender until June 30, 2010.  A new, permanent loan renewal is under negotiation and is anticipated to be in place prior to September 30, 2010.

On September 30, 2009, the Company and its commercial lender entered into an additional secured credit agreement, Line of Credit Two dated September 30, 2009, as a temporary expansion of our credit facility while the Company and its lender completed a refinancing of its credit facilities. Under the terms of this new secured credit agreement, the Company had additional line of credit for the lesser of $550,000 or 80% of eligible accounts receivable and 35% of eligible inventory. Line of Credit Two bears interest at 6.5%. The balance due on Line of Credit Two was $0 and $30,000 at March 31, 2010 and September 30, 2009, respectively.  Line of Credit Two matured on February 1, 2010.

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

The Company has previously issued warrants outstanding to purchase 40,000 shares of the Company’s common stock at $4.00 per share, which expire June 9, 2010.  For the three and six months ended March 31, 2010, none of the 40,000 warrants were exercised.  The proceeds, if exercised, are required to be applied to the outstanding balance on the Notes.

Capital Resources

Consistent with normal practice, management believes that the Company’s operations are not expected to require significant capital expenditures during fiscal year 2010.  Management believes that existing cash balances, cash flow to be generated from operating activities, and income tax refunds receivable and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations and capital expenditure requirements, non-inclusive of any major capital investment that may be considered, for at least the next three months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

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

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2010	0		—		0	0
February 1 to February 28, 2010	195,416	(1)	$0.6141	(2)	0	0
March 1 to March 31, 2010	0		—		0	0

(1) Represents shares recovered in connection with the Hancher misappropriation discussed in Note 2 to the condensed consolidated financial statements included in this report.

(2) This is an estimate, since the Company does not have access to the underlying transaction data, as discussed in Note 2 to the condensed consolidated financial statements included in this report.

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