Form 10-Q
period 2010-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2010-08-16
CIK 1157758

QUARTERLY REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 13, 2010 5,929,297

Cycle Country Accessories Corp.

Part I   Financial Information

Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

	June 30,	September 30,
	2010	2009
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$49,794	$27,490
Accounts receivable, net	705,483	1,819,552
Inventories	4,065,595	3,588,880
Income taxes receivable	1,373,773	997,413
Deferred income taxes	158,000	448,000
Prepaid expenses and other	114,802	77,397
Total current assets	6,467,447	6,958,732

Property, plant and equipment, net	10,304,700	10,803,308
Intangible assets, net	178,988	178,547
Other assets	9,407	40,388

Total assets	$16,960,542	$17,980,975

Liabilities and Stockholders’ Equity
Current Liabilities:
Disbursements in excess of bank balances	$230,077	$438,636
Accounts payable	949,496	562,689
Accrued expenses	703,693	747,044
Bank line of credit	1,500,000	1,030,000
Current portion of notes payable	810,126	863,160
Current portion of deferred gain	69,385	166,524
Total current liabilities	4,262,777	3,808,053

Long-Term Liabilities:
Notes payable, less current portion	2,585,865	3,111,783
Deferred gain, less current portion	—	27,754
Deferred income taxes	1,940,000	2,142,000

Total long term liabilities	4,525,865	5,281,537
Total liabilities	8,788,642	9,089,590

Stockholders’ Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,535,443 and 7,483,037 shares issued and 5,929,297 and 6,072,307 outstanding, respectively	753	748
Additional paid-in capital	14,894,578	14,849,334
Accumulated deficit	(4,021,795)	(3,377,061)
Treasury stock at cost, 1,606,146 and 1,410,730 shares respectively	(2,701,636)	(2,581,636)
Total stockholders’ equity	8,171,900	8,891,385

Total liabilities and stockholders’ equity	$16,960,542	$17,980,975

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
Revenue

Net sales	$2,009,354	$1,199,459
Freight income	15,227	21,234

Total revenues	2,024,581	1,220,693

Cost of goods sold	1,751,419	1,878,949

Gross profit (loss)	273,162	(658,256)

Selling, general, and administrative expenses	(1,116,350)	(901,530)
Goodwill impairment	—	(4,890,146)

Total operating expenses	(1,116,350)	(5,791,676)

Loss from operations	(843,188)	(6,449,932)

Other income (expense)

Interest expense	(79,201)	(76,743)
Interest income	—	161
Miscellaneous	35,738	2,519

Total other expense, net	(43,463)	(74,063)

Loss before income tax benefit	(886,651)	(6,523,995)

Income tax benefit	303,110	983,572

Net loss	$(583,541)	$(5,540,423)

Weighted average shares of common stock
Basic	5,877,697	6,072,307

Diluted	5,877,697	6,072,307

Loss per common share:
Basic	$(0.10)	$(0.91)

Diluted	$(0.10)	$(0.91)

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Nine Months Ended June 30,
	2010	2009
	(Unaudited)
Revenue:

Net sales	$8,446,299	$7,091,748
Freight income	68,932	73,812

Total revenues	8,515,231	7,165,560

Cost of goods sold	6,235,668	6,488,880

Gross profit	2,279,563	676,680

Selling, general, and administrative expenses	(3,043,807)	(2,642,736)
Goodwill impairment	—	(4,890,146)
Fraud expense	(134,775)	(620,000)

Total operating expenses	(3,178,582)	(8,152,882)

Loss from operations	(899,019)	(7,476,202)

Other Income (Expense):

Interest expense	(232,446)	(263,937)
Interest income	3	1,674
Miscellaneous	116,769	5,586

Total other expense, net	(115,674)	(256,677)

Loss before income tax benefit	(1,014,693)	(7,732,879)

Income tax benefit	369,959	1,416,000

Net loss	$(644,734)	$(6,316,879)

Weighted average shares of common stock
Basic	5,981,382	6,055,640

Diluted	5,981,382	6,055,640

Loss per common share:
Basic	$(0.11)	$(1.04)

Diluted	$(0.11)	$(1.04)

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2010	2009
	(Unaudited)

Cash Flows from Operating Activities:

Net loss	$(644,734)	$(6,316,879)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	604,645	624,699
Amortization	4,595	4,426
Inventory reserve		474,870
Share-based expense	45,250	125,125
Goodwill impairment		4,890,146
Gain on sale of equipment	(11,231)	(121,345)
Fraud recovery	(120,000)	—
Change in:
Accounts receivable, net	1,114,069	2,481,964
Inventories	(476,715)	457,777
Taxes receivable	(376,360)	(660,637)
Prepaid expenses and other	(37,405)	126,771
Disbursements in excess of bank balances	(208,559)	—
Accounts payable	386,807	(424,926)
Deferred income taxes	88,000	(609,892)
Accrued expenses	(43,351)	(157,827)
Other assets	30,981	—

Net cash provided by operating activities	355,992	894,272

Cash Flows from Investing Activities:
Purchase of equipment	(232,200)	(157,436)
Purchase of intangible assets (net)	(5,036)	(9,630)
Proceeds from sale of equipment	12,500	7,517

Net cash used in investing activities	(224,736)	(159,549)

Cash Flows from Financing Activities:
Payments on bank notes payable	(638,952)	(601,827)
Advance on development loan	60,000	—
Bank line of credit, net	470,000	(180,000)

Net cash used for financing activities	(108,952)	(781,827)

Net change in cash and cash equivalents	22,304	(47,104)

Cash and cash equivalents, beginning of period	27,490	194,576

Cash and cash equivalents, end of period	$49,794	$147,472

See accompanying notes to the condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

Nine Months Ended June 30,

2010

2009

(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest

$

228,510

$

261,407

Income taxes

$

—

$

—

Supplemental schedule of non-cash investing and financing:

Issuance of common stock for paymenet of consultant fees

$

—

$

22,500

Recovery of Treasury Shares from fraud

$

120,000

$

—

Issuance of common stock and options for payment of compensation

$

41,250

$

—

Issuance of common stock for payment of director fees

$

4,000

$

—

See accompanying notes to the condensed consolidated financial statements.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

1. Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the September 30, 2009 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Reporting Entity and Principles of Consolidation — Cycle Country Accessories Corp.  (“Cycle Country”) a Nevada corporation, has a wholly-owned subsidiary, Cycle Country Accessories Corp. (“Cycle Country — Iowa”), an Iowa Corporation, which in turn has a wholly-owned subsidiary, Cycle Country Accessories Subsidiary Corp (“Cycle Country Sub”), a Nevada Corporation.  During the year ended September 30, 2004, the operations of Cycle Country Sub were merged into Cycle Country - Iowa, leaving a corporate shell that is a direct subsidiary of the Iowa subsidiary.

The entities are collectively referred to as the “Company” for these consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of the Business - The Company has four distinct segments engaged in the design, manufacture, sale and distribution of products.  Three of the segments have branded, proprietary products, and the other is a contract manufacturing division.  The largest segment, Cycle Country ATV Accessories, designs, manufactures and sells a popular selection of branded accessories for vehicles in the powersports industry which are sold to various wholesale distributors and retail dealers throughout the United States of America, Canada, Mexico, South America, Europe, and Asia.  The Company’s Plazco segment manufactures, sells, and distributes injection-molded plastic products for vehicles such as golf cars, lawn mowers, and low-speed vehicles (LSVs).  The Company’s Perf-Form segment manufactures, sells, and distributes oil filters for the powersports industry, including ATVs, UTVs and Motorcycles.  Additionally, the Imdyne segment is engaged in the design, manufacture and assembly of an array of parts for original equipment manufacturers (OEMs) and other customers.  The Company has offices in Minnetonka, MN and Spencer, IA, and has approximately 260,000 square feet of modern manufacturing facilities in Spencer and Milford, IA.

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Individual trade accounts receivable are periodically evaluated for collectability based on past credit history and their current financial condition.  Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible.  While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts.  To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts.  The allowance for doubtful accounts was $15,000 at June 30, 2010 and 2009, respectively.  It is at least reasonably possible that the Company’s estimate will change in the future.

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

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Construction in progress expenditures will be depreciated using the straight-line method over their useful lives once the assets are placed into service.

Investments - In 2000, the Company invested in Golden Rule (Bermuda) Ltd., a captive insurance company from which the Company purchased some of its insurance needs.  The investment is not an investment of excess cash, but rather a mechanism to provide insurance.  In 2009, the current management determined that the program is no longer providing sufficient benefits to warrant continued participation and therefore cancelled the insurance plan provided by Golden Rule.  During fiscal year 2010, the Company exited this program.  The Company received $100 in exchange for its stock which represented the par value of the stock.  The Company impaired the balance of the cost of the stock at a loss of $24,900 during the three months ended June 30, 2010.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

The Company follows a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax positions meet the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

The Company recognizes in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained upon examination by taxing authorities, based on the technical merits of the position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2006.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of September 30, 2009 or June 30, 2010 and such uncertain tax positions as of each reporting date are insignificant.

Earnings (Loss) Per Share - Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if stock options or other share-based awards were exercised, by dividing net income (loss) by the weighted average number of shares and share equivalents during the period. See note 6 below for more detail.

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

Advertising - Advertising consists primarily of trade magazine advertisements, product brochures and catalogs, and trade shows.  Advertising expense totaled approximately $45,000 and $36,000 in the three month period ended June 30, 2010 and 2009, respectively, and totaled approximately $110,000 and $76,000 in the nine month period ended June 30, 2010 and 2009, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Research and Development Costs - Research and development costs are expensed as incurred.  Research and development costs totaled approximately $74,000 and $5,500 in the three month period ended June 30, 2010 and 2009, respectively, and totaled approximately $251,000 and $202,500 in the nine month period ended June 30, 2010 and 2009, and is included in selling, general & administrative expenses and cost of goods sold in the accompanying consolidated statements of operations.

Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods.  Shipping and handling costs totaled approximately $65,000 and $67,000 in the three month period ended June 30, 2010 and 2009, respectively, and totaled approximately $204,000 and $177,000 in the nine month period ended June 30, 2010 and 2009, and are included in selling, general, and administrative expenses and cost of goods sold in the accompanying consolidated statements of operations..

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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Fair Value of Financial Instruments - The Company adopted FASB ASC 820 “Fair Value Measurements” which defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements.  At the present time, the Company does not have any financial or nonfinancial assets or liabilities that would require fair value recognition or disclosures under ASC 820.

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and debt approximates fair value.  The Company estimates that the fair value of all financial instruments at June 30, 2010 approximates their carrying values in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.

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

2. Misappropriation of Funds

The Company previously reported the misappropriation of funds by its then-Chairman of the Board of Directors and its Audit Committee, Mr. L. G. Hancher Jr. in the fiscal year ended September 30, 2009.  This misappropriation of funds was related to a plan for the Company to purchase shares of its own stock which was to be completed by Mr. Hancher on the Company’s behalf (the “Stock Buyback”) in fiscal 2009.

The Company continues to work to recover all of the amounts misappropriated.  During the nine months ended June 30, 2010, the Company recovered 195,416 shares of Company stock, which shares have been designated as treasury stock and recorded at a value of $120,000 as fraud recovery in the consolidated statement of operations.  The Company has used this value because it represents the amount the Company provided for the purchase of shares to the third party that returned these shares to the Company and the price per share is consistent with the trading in the market at the time the Company believed that the shares were being purchased on its behalf.

In June 2010, the Company commenced a lawsuit against Mr. Hancher.  On August 2, 2010, Mr. Hancher filed a Chapter 7 petition in the Bankruptcy Court for the Southern District of Indiana.  Proceedings in the Bankruptcy Court are pending.  There has been no recovery to date on this action and the amount of a potential recovery, if any, cannot be reasonably estimated at this time.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Additional recoveries, if any, will impact subsequent periods and will be reported for the periods in which such recoveries occur.  The possibility of any future recoveries and the amount of any such recovery remain uncertain, and the Company can have no assurance that any such recoveries can be achieved or that they can be achieved without significant cost to the Company.

3. Inventories:

The major components of inventories, as of June 30, 2010 and September 30, 2009 are as follows:

	June 30,	September 30,
	2010	2009
	(Unaudited)

Raw Material	$1,552,657	$1,532,585
Work in Process	174,513	160,160
Finished Goods	2,488,425	2,046,135
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$4,065,595	$3,588,880

Inventories are stated at the lower of cost or market determined using the weighted average cost method.  Inventory consists of raw materials, work in process, and finished goods.  Management has evaluated the Company’s inventory reserve based on historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at June 30, 2010 and September 30, 2009 was appropriate.  It is reasonably possible the inventory reserve will change in the near future.

4. Line of Credit:

The Company has a line of credit (“Line of Credit One”) for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory.  Line of Credit One bears interest at prime plus 0.50% with a ceiling of 10.5% and a floor of 6.5%.  At June 30, 2010 the rate was 6.5% and at September 30, 2009 the rate was at 5.5%.  Line of Credit One is collateralized by all of the Company’s assets.  At June 30, 2010 and at September 30, 2009 there was $1,000,000 due on Line of Credit One.  Line of Credit One matured on March 31, 2010, but has been extended by the lender through June 1st, 2011.

On September 30, 2009, the Company and its commercial lender entered into an additional secured credit agreement, (“Line of Credit Two”), dated September 30, 2009, as a temporary expansion of our credit facility Under the terms of Line of Credit Two, the Company added an additional line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The interest rate on Line of Credit Two was at 6.5%. The balance due on Line of Credit Two was $500,000 and $30,000 at June 30, 2010 and September 30, 2009, respectively.  Line of Credit Two matured on July 1, 2010, and was replaced by Line of Credit Three, as described in the subsequent paragraph.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

On July 16, 2010, the Company entered into an agreement with its commercial lender to replace Line of Credit Two with a new, larger facility, (“Line of Credit Three”).  Under the terms of Line of Credit Three, the Company has added an additional line of credit for the lesser of $1,700,000 or 80% of eligible accounts receivable and 35% of inventory and bears interest at 6.75%.  The note is collateralized by all of the Company’s assets and matures January 15, 2011.

Lines of Credit One, Two and Three contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions without the consent of the lender

5.  Long-Term Debt

Long term debt consists of the following:

	Balance
	June 30,	September 30,
	2010	2009
	(Unaudited)

Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matures April, 2011 and is secured by all Company assets	$404,592	$755,094

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April, 2011, the interest rate is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April, 2018 and is secured by all Company assets.	2,479,557	2,660,690

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April, 2013 secured by specific equipment acquired.	451,842	559,159

Note to Spencer Area Jobs Trust due in full March, 2014 and forgivable in full if the Company maintains required job levels. The note does not accrue interest.	60,000	—

Total	3,335,991	3,974,943
Less current maturities	810,126	863,160
Net	$2,525,865	$3,111,783

Prime rate was 3.25% at June 30, 2010 and at September 30, 2009.

Notes 1, 2 and 3 referred to in the table above contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or make any other distributions without the consent of the lender.  Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the Notes or the line of credit described above.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

As of June 30, 2010, the Company failed to meet one of its debt covenants with its lender.  Though the Company fell below the covenant for term debt coverage, the Company has received a waiver from its lender for this technical violation.

On April 29, 2010, the Company entered into an agreement with the Spencer Area Jobs Trust (the “Trust”).  Under the terms of this agreement, the Trust advanced $60,000 to the Company under a loan which is forgivable if the Company maintains no less than seventy full time employment positions through February, 2014.  If the Company does not maintain seventy employment positions, the amount of the loan forgiven will equal $850 for each employment position retained.  The agreement defines an employment position as a position that involves not less than 32 hours per week, under which the employee is entitled to all benefits of a full-time employee and the pay rate is not less than $10 per hour.

6. Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period.

The Company incurred a net loss of $583,541 for the three months ended June 30, 2010 and $644,734 for the nine months ended June 30, 2010.  For the period ended June 30, 2010, the Company had no share equivalents outstanding.

As of June 30, 2009, the Company had approximately 50,000 common stock equivalents related to outstanding share based awards which were fully issued and outstanding at June 30, 2010.

A net loss causes all outstanding common stock equivalents, such as certain stock options, warrants, and restricted share awards to be antidilutive.  As a result, the basic and dilutive losses per common share are the same.

In addition, the Company’s 40,000 outstanding warrants at June 30, 2009 and 500,000 employee common stock options at June 30, 2010 and 2009 are not considered common stock equivalents as the exercise price is significantly greater than the average market value during both reporting periods.  As of June 30, 2010, the 40,000 outstanding warrants had expired.  As of July 1, 2010, the 500,000 stock options expired.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations (unaudited):

	For the three months			For the three months
	ended June 30, 2010			ended June 30, 2009
		Weighted			Weighted
	Loss	Average Shares	Per share	Loss	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic EPS
Loss available to common stockholders	$(583,541)	5,877,697	$(0.10)	$(5,540,423)	6,072,307	$(0.91)

Diluted EPS
Loss available to common stockholders	$(583,541)	5,877,697	$(0.10)	$(5,540,423)	6,072,307	$(0.91)

	For the nine months			For the nine months
	ended June 30, 2010			ended June 30, 2009
		Weighted			Weighted
	Loss	Average Shares	Per share	Loss	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic EPS
Loss available to common stockholders	$(644,734)	5,981,382	$(0.11)	$(6,316,879)	6,055,640	$(1.04)

Diluted EPS
Loss available to common stockholders	$(644,734)	5,981,382	$(0.11)	$(6,316,879)	6,055,640	$(1.04)

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

Effective April 1, 2009, the Company changed its financial segment reporting to reflect management and organizational changes made by the Company.  Periods prior to April 1, 2009 have been restated to reflect the basis of segmentation presented below.  Effective April 1, 2009, each operating segment is separately managed and has separate financial information evaluated regularly by the Company’s executive officers in determining resource allocation and assessing performance.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

We have similarly renamed our contract manufacturing segment which is now called Imdyne, again with no change to the data in that segment.

The significant accounting policies of the operating segments are the same as those described in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The following is a summary of certain financial information related to the four segments during the three months ended June 30, 2010 and 2009:

	For the three months
	ended June 30		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%
CYCLE COUNTRY ATV ACCESSORIES
Gross revenue	$981,677	$607,165	$374,512	61.68%
Cost of goods sold	665,542	437,743	227,799	52.04%
Gross profit	316,135	169,422	146,713	86.60%
Gross profit %	32.20%	27.90%

PLAZCO
Gross revenue	$144,481	$256,309	$(111,828)	(43.63)%
Cost of goods sold	68,223	104,084	(35,861)	(34.45)%
Gross profit	76,258	152,225	(75,967)	(49.90)%
Gross profit %	52.78%	59.39%

PERF-FORM
Gross revenue	$87,906	$112,382	$(24,476)	(21.78)%
Cost of goods sold	49,260	65,744	(16,484)	(25.07)%
Gross profit	38,646	46,638	(7,992)	(17.14)%
Gross profit %	43.96%	41.50%

IMDYNE
Gross revenue	$867,954	$282,392	$585,562	207.36%
Cost of goods sold	538,576	179,021	359,555	200.85%
Gross profit	329,378	103,371	226,007	218.64%
Gross profit %	37.95%	36.61%

TOTALS
Gross revenue	$2,082,018	$1,258,248	$823,770	65.47%
Cost of goods sold	1,321,601	786,592	535,009	68.02%
Gross profit - segment	760,417	471,656	288,761	61.22%
Freight income	15,227	21,234	(6,007)	(28.29)%
Sales disc & allow	(72,664)	(58,789)	(13,875)	23.60%
Factory overhead	(429,818)	(1,092,357)	662,539	(60.65)%
Gross profit (loss)	$273,162	$(658,256)	$931,418	141.50%
Gross profit (loss) %	13.12%	(52.32)%

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

The following is a summary of certain financial information related to the four segments during the nine months ended June 30, 2010 and 2009:

	For the nine months
	ended June 30		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%
CYCLE COUNTRY ATV ACCESSORIES
Gross revenue	$6,083,964	$5,876,952	$207,012	3.52%
Cost of goods sold	2,820,183	3,268,810	(448,627)	(13.72)%
Gross profit	3,263,781	2,608,142	655,639	25.14%
Gross profit %	53.65%	44.38%

PLAZCO
Gross revenue	$328,612	$545,468	$(216,856)	(39.76)%
Cost of goods sold	155,973	219,119	(63,146)	(28.82)%
Gross profit	172,639	326,349	(153,710)	(47.10)%
Gross profit %	52.54%	59.83%

PERF-FORM
Gross revenue	$154,056	$211,345	$(57,289)	(27.11)%
Cost of goods sold	87,327	148,122	(60,795)	(41.04)%
Gross profit	66,729	63,223	3,506	5.55%
Gross profit %	43.31%	29.91%

IMDYNE
Gross revenue	$2,422,312	$855,405	$1,566,907	183.18%
Cost of goods sold	1,596,126	561,648	1,034,478	184.19%
Gross profit	826,186	293,757	532,429	181.25%
Gross profit %	34.11%	34.34%

TOTALS
Gross revenue	$8,988,944	$7,489,170	$1,499,774	20.03%
Cost of goods sold	4,659,609	4,197,699	461,910	11.00%
Gross profit - segment	4,329,335	3,291,471	1,037,864	31.53%
Freight income	68,932	73,812	(4,880)	(6.61)%
Sales disc & allow	(542,645)	(397,422)	(145,223)	36.54%
Factory overhead	(1,576,059)	(2,291,181)	715,122	(31.21)%
Gross profit	$2,279,563	$676,680	$1,602,883	236.87%
Gross profit %	25.36%	9.04%

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

GEOGRAPHIC REVENUE

The following is a summary of the Company’s revenue in different geographic areas during the three months ended June 30, 2010 and 2009 (Unaudited):

	For the three months
	ended June 30		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%
Country
United States	$1,830,686	$1,103,686	$727,000	65.87%
All Other Contries	193,895	117,006	76,889	65.71%

The following is a summary of the Company’s revenue in different geographic areas during the nine months ended June 30, 2010 and 2009 (Unaudited):

	For the nine months
	ended June 30		Increase	Increase
	2010	2009	(Decrease)	(Decrease)
	(Unaudited)	(Unaudited)	$	%
Country
United States	$7,836,780	$6,549,218	$1,287,562	19.66%
All Other Contries	678,451	616,342	62,109	10.08%

As of June 30, 2010, all of the Company’s long-lived assets are located in the United States of America.

The Company had sales to three major customers that were approximately 19.44%, 11.26% and 10.82% of total sales respectively for the three months ended June 30, 2010.  During the three months ended June 30, 2009, sales to no customers exceeded 10% of total sales.  For the nine months ended June 30, 2010, sales to the same three customers exceeded 10% of total sales and were 11.31%, 21.07% and 12.68% respectively.  Sales to two of those same customers for the nine months ended June 30, 2009 were 22.83% and 11.25% of total sales.

8. Stock Based Compensation:

The Company accounts for share-based payments using the related accounting guidance, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations.

The Company’s Employment Agreement with its chief executive officer, Jeffrey M. Tetzlaff, provides for the grant of 50,000 shares of stock in the Company, vesting over a three year period. At the end of the first and second full year of employment, the chief executive officer becomes vested in and receives 16,666 shares of stock each year. At the completion of the chief executive officer’s third full year of employment, he shall become vested in and receive the final 16,668 shares of stock.  During the nine month period ended June 30, 2010, the board elected to issue all 50,000 shares to Mr. Tetzlaff.  Total compensation expense recognized during the nine month periods ended June 30, 2010 and June 30, 2009 was $41,250 and $34,375.

Under the Employment Agreement, Mr. Tetzlaff also received an option to purchase up to an additional 500,000 shares of the Company’s common stock. The exercise price is the closing price on April 8, 2008, which was $1.68 per share. This option may be exercised at any time during the first 3 years of employment, and this option may be exercised in full or in part.  Effective July 1, 2010, the Company and Mr. Tetzlaff entered into a new Employment Agreement.  Under the new agreement, Mr. Tetzlaff no longer has an option to purchase these 500,000 shares.

Effective July 1, 2010, the Company entered into employment agreements with Mr. Tetzlaff as the President and Chief Executive Officer and with Robert Davis, as the Chief Operating Officer and Chief Financial Officer.  Under the terms of the agreements and subject to shareholder approval, the Company granted to each such shares of common stock in the

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

Company such that as of the date of the annual meeting of shareholders, each will own, after giving effect to the issuance of shares to each and such other shares issuable under option agreements or warrants issued by the Company as of the date of the agreements, twelve and one half (12.5%) percent, on a fully-diluted basis of the common stock, but not less than 987,815 shares of common stock of the Company (the “Restricted Stock”).  The shares of stock shall vest based on schedules in the agreements.

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

The following table lists stock option activity for the three-month period ended June 30, 2010.

	Options	Price	Extended Value	Intrinsic Value	Weighted Average Remaining Contract Term

Outstanding March 31, 2010	500,000	$1.68	$840,000	$—	1.02
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding June 30, 2010	500,000	$1.68	$840,000	$—	0.77

Options vested and exerciseable at June 30, 2010	500,000	$1.68	$840,000

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

Management has, and will continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible. We project selling, general and administrative expenses during the remainder of fiscal 2010 to be 25% to 30% of revenue as we continue our focus on cost reduction initiatives, launching new products and maximizing internal efficiencies, all while maintaining a responsive and courteous customer service standard.

Overview for the Three Months Ended June 30, 2010 and 2009 (Unaudited)

The following is a summary of the results of operations for the three months ended June 30, 2010 and June 30, 2009 (Unaudited):

	Three Months Ended June 30,
	2010		2009
	(Unaudited)		(Unaudited)
	$	%	$	%

Total revenue	$2,024,581	100.00%	$1,220,693	100.00%

Cost of goods sold	1,751,419	86.50%	1,878,949	153.92%

Gross profit (loss)	273,162	13.50%	(658,256)	(53.92)%

Selling, general, and administrative expenses	(1,116,350)	(55.14)%	(901,530)	(73.85)%
Goodwill impairment	—	0.00%	(4,890,146)	(400.60)%

Loss from operations	(843,188)	(41.64)%	(6,449,932)	(528.37)%

Other expense (net)	(43,463)	(2.15)%	(74,063)	(6.07)%

Loss before benefit from income taxes	(886,651)	(43.79)%	(6,523,995)	(534.44)%

Benefit from income taxes	303,110	14.97%	983,572	80.57%

Net loss	$(583,541)	(28.82)%	$(5,540,423)	(453.87)%

For the three months ended June 30, 2010, Cycle Country Accessories Corp. reported a net loss of $583,541, or 28.82% of total revenue This compares favorably to the three months ending June 30 2009 during which the Company recorded a loss of $5,540,423 or 453.87% of total revenue.  During the 3 months ended June 30, 2009, the Company realized one-time charges of $4,890,146 for the impairment of goodwill and $610,105 for inventory adjustments.  Without these non-recurring charges, the loss for the three months ended June 30, 2009 would have been $40,172 or 3.29% of total revenues.  Revenues for the period increased approximately 65.86% over the same period in fiscal year 2009 with an increase of 61.68% in the Cycle Country ATV Accessories segment and an increase of 207.36% in the Imdyne segment.  For the same periods, Plazco and Perf-Form reported decreases in sales of 43.63% and 21.78% respectively.

Other expense (net), which includes interest expense and miscellaneous income, decreased from $74,063 for the three months ended June 30, 2009 to $43,463 for the three months ended June 30, 2010.  This variance is due, in part, to  other income recognized in the three months ended June 30, 2010 of $60,638 compared to $2,519 for the same period in fiscal year 2009.  As reported elsewhere in this report, during the three months ended June 30, 2010, the Company impaired its interest in Golden Rule.  This resulted in a loss of $24,900.  Interest expense remained relatively stable period over period.

The following is a summary of the results of operations by segment for the three months ended June 30, 2010 and June 30, 2009 (Unaudited):

			Increase	Increase
	Three Months Ended June 30,		(Decrease)	(Decrease)
	2010	2009	$	%
	(Unaudited)	(Unaudited)

Total revenue by segment
CCAC ATV	$981,677	$607,165	$374,512	61.68%
Plazco	144,481	256,309	(111,828)	(43.63)%
Perf-Form	87,906	112,382	(24,476)	(21.78)%
Imdyne	867,954	282,392	585,562	207.36%

Total revenue by segment	2,082,018	1,258,248	823,770	65.47%

Freight income	15,227	21,234	(6,007)	(28.29)%
Sales discounts and allowances	(72,664)	(58,789)	(13,875)	23.60%

Total combined revenue	2,024,581	1,220,693	803,888	65.86%

Operating profit by segment
CCAC ATV	316,135	169,422	146,713	86.60%
Plazco	76,258	152,225	(75,967)	(49.90)%
Perf-Form	38,646	46,638	(7,992)	(17.14)%
Imdyne	329,378	103,371	226,007	218.64%

Total profit by segment	760,417	471,656	288,761	61.22%

Freight income	15,227	21,234	(6,007)	(28.29)%
Sales disc & allow	(72,664)	(58,789)	(13,875)	23.60%
Factory overhead	(429,818)	(1,092,357)	662,539	(60.65)%
Sales, gen & admin	(1,116,350)	(901,530)	(214,820)	23.83%
Interest income / exp	(79,201)	(76,582)	(2,619)	3.42%
Other income / exp net	35,738	2,519	33,219	1,318.74%
Goodwill impairment	—	(4,890,146)	4,890,146	(100.00)%
Income tax benefit	303,110	983,572	(680,462)	(69.18)%

Net loss	$(583,541)	$(5,540,423)	$4,956,882	89.47%

Overview for the Nine Months Ended June 30, 2010 and 2009 (Unaudited)

The following is a summary of the results of operations for the nine months ended June 30, 2010 and June 30, 2009 (Unaudited):

	Nine Months Ended June 30,
	2010		2009
	(Unaudited)		(Unaudited)
	$	%	$	%

Total revenue	$8,515,231	100.00%	$7,165,560	100.00%

Cost of goods sold	6,235,668	73.23%	6,488,880	90.56%

Gross profit	2,279,563	26.77%	676,680	9.44%

Selling, general, and administrative expenses	(3,043,807)	(35.75)%	(2,642,736)	(36.88)%
Goodwill impairment	—	0.00%	(4,890,146)	(68.25)%
Fraud expense	(134,775)	(1.58)%	(620,000)	(8.65)%

Loss from operations	(899,019)	(10.56)%	(7,476,202)	(104.34)%

Other expense (net)	(115,674)	(1.36)%	(256,677)	(3.58)%

Loss before benefit from income taxes	(1,014,693)	(11.92)%	(7,732,879)	(107.92)%

Benefit from income taxes	369,959	4.34%	1,416,000	19.76%

Net loss	$(644,734)	(7.58)%	$(6,316,879)	(88.16)%

For the nine months ended June 30, 2010, Cycle Country Accessories Corp. reported a net loss of $644,734 or 7.58% of total revenue This compares favorably to the nine months ended June 30, 2009 during which the Company recorded a loss of $6,316,879 or 88.16% of total revenue.  Revenues for the nine months ended June 30, 2010 increased approximately $1,350,000 or 18.84% as compared to the nine months ended June 30, 2009.  The increase is attributable to an increase of $1,570,000 or 183.18% in revenues for the Imdyne segment.  Cycle Country ATV Accessories had revenue growth of approximately $207,000 or 3.52% for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 while revenues decreased for the Plazco and Perf-Form segments by approximately $217,000 and $57,000 or 39.76% and 27.11%, respectively.  Margins increased as well period over period and improved from 9.44% for the nine months ended June 30, 2009 to 26.77% for the nine months ended June 30, 2010.  Sales for Imdyne were unusually low for the first nine months of fiscal year 2009 and improved during fiscal year 2010 with increased marketing efforts and improved delivery service.

Fraud expense includes a $620,000 charge in the nine months ended June 30, 2009 for losses incurred related to the misappropriation of funds previously discussed in Note 2 to the condensed consolidated financial statements.  Fraud expense for the nine months ended June 30, 2010 includes $254,775 of legal, accounting, and other costs incurred and associated with the misappropriation of funds less a recovery of 195,416 shares of treasury stock recorded at $120,000.

Other expense (net) includes interest expense and miscellaneous income.  Other expense (net) improved to $115,674 for the nine months ended June 30, 2010 as compared to $256,677 for the nine months ended June 30, 2009.  Interest expense was down approximately $31,500 period over period on decreased debt balances.  Miscellaneous income increased from approximately $6,000 to $117,000 for the nine months ended June 30, 2009 and 2010 respectively.

The following is a summary of the results of operations by segment for the nine months ended June 30, 2010 and June 30, 2009 (Unaudited):

			Increase	Increase
	Nine Months Ended June 30,		(Decrease)	(Decrease)
	2010	2009	$	%
	(Unaudited)	(Unaudited)
Total revenue by segment
CCAC ATV	$6,083,964	$5,876,952	$207,012	3.52%
Plazco	328,612	545,468	(216,856)	(39.76)%
Perf-Form	154,056	211,345	(57,289)	(27.11)%
Imdyne	2,422,312	855,405	1,566,907	183.18%

Total revenue by segment	8,988,944	7,489,170	1,499,774	20.03%

Freight income	68,932	73,812	(4,880)	(6.61)%
Sales discounts and allowances	(542,645)	(397,422)	(145,223)	36.54%

Total combined revenue	8,515,231	7,165,560	1,349,671	18.84%

Operating profit by segment
CCAC ATV	3,263,781	2,608,142	655,639	25.14%
Plazco	172,639	326,349	(153,710)	(47.10)%
Perf-Form	66,729	63,223	3,506	5.55%
Imdyne	826,186	293,757	532,429	181.25%

Total profit by segment	4,329,335	3,291,471	1,037,864	31.53%

Freight income	68,932	73,812	(4,880)	(6.61)%
Sales disc & allow	(542,645)	(397,422)	(145,223)	36.54%
Factory overhead	(1,576,059)	(2,291,181)	715,122	(31.21)%
Sales, gen & admin	(3,043,807)	(2,642,736)	(401,071)	15.18%
Interest income / exp	(232,443)	(262,263)	29,820	(11.37)%
Other income / exp net	116,769	5,586	111,183	1,990.39%
Fraud expense	(134,775)	(620,000)	485,225	(78.26)%
Goodwill impairment	—	(4,890,146)	4,890,146	(100.00)%
Income tax benefit	369,959	1,416,000	(1,046,041)	(73.87)%

Net loss	$(644,734)	$(6,316,879)	$5,672,145	89.79%

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates the estimates including those related to bad debts, inventory valuations and the recoverability of fraud expense.  The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Allowance for Doubtful Accounts

The Company recognizes revenue when title and risk of ownership have passed to the buyer.  Allowances for doubtful accounts are estimated based on estimates of losses related to customer accounts receivable balances.  Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on required reserve balances.

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

OVERALL RESULTS OF OPERATIONS

Revenue

The increase in revenues for the three months ended June 30, 2010 was a result of the continuation of the recovery of the steep decline we experienced in fiscal 2009 in spite of historically slower sales during the second and third fiscal quarters. With the decline in the general economy, our distributors and dealers have continued to reduce their level of inventory during this seasonally slow sales period, pushing the carrying cost of inventory on to us. Sales of all discretionary consumer products fell significantly in fiscal 2009.  Since our products are discretionary, we had experienced a similar decline in sales but are starting to see a recovery. The economy is showing hopeful signs as evidenced by the 19% increase in sales the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009.

Gross profit percentages for the three and nine months ended June 30, 2010 showed improvement over the same periods in the prior year.  We continue to take steps to reduce manufacturing costs which are and will continue to be reflected in our gross margins.

Cost of Goods Sold

Cost of goods sold as a percentage of total revenue improved to 86.50% for the three months ended June 30, 2010 as compared to 153.92% for the three months ended June 30, 2009.  Cost of goods sold as a percentage of total revenue for the nine months ended June 30, 2010 was approximately 73.23% as compared to approximately 90.56% for the nine months ended June 30, 2009.  The gross profit margins for our largest segment, ATV, and our Plazco segment improved with increased efficiencies in both purchasing and production.  Additionally, during the nine months ended June 30, 2009, we took a substantial inventory adjustment identified in the physical inventory count at January 31, 2009. This was charged to cost of goods sold in the quarter ending March 31, 2009, resulting in an additional deterioration of our gross profit for that period.

Expenses

Our selling, general and administrative expenses were $1,116,350 and $3,043,087 for the three and nine months ending June 30, 2010 compared to $901,530 and $2,642,736 for the three and nine months ended June 30, 2009 all respectively.  While these periods show dollar value increases, as a percentage of revenue, these expenses decreased from 73.85% to 55.14% for the three months ended June 30, 2009 to the three months ended June 30, 2010.  For the three months ended June 30, 2010 and 2009, other expenses (net) were income of $74,063 and $43,463 respectively.

The significant changes in expenses for the third quarter of fiscal 2010 ended June 30, 2010 as compared to the third quarter of fiscal 2009 ended June 30, 2009 were:

•                  Fixed sales expenses increased approximately $43,000 but remained at 5.5% of total revenue.  The increase was due to increased wages and rent expense.

•                  Commission expense increased approximately $10,000 as a result of increased sales and new promotional programs.

•                  Research and development expenses increased approximately $69,000 due to an increase in costs associated with research and development jobs in process.

•                  Executive salaries increased with the accrual or payment of executive bonuses.

For the nine months ending June 30, 2010, selling, general and administrative expenses were 35.75% of revenue or $3,043,807 as compared to 36.88% of revenue or $2,642,736 for the nine months ended June 30, 2009.   Other expenses (net) totaled $115,674 for fiscal 2010 compared to $256,677 for fiscal 2009.

The significant changes in expenses for the first three quarters ended June 30, 2010 as compared to the same period of fiscal 2009 were:

•                  Fixed sales expenses increased $135,000 to approximately $343,000 and from 3.0% of revenue to 4.0% of revenue due to increased wages and rent expense.

•                  Variable sales expenses increased from approximately $70,000 or 1.0% of revenue to approximately $144,000 or 1.7% of revenue.  This increase is due to increased commissions on increased sales and higher travel expenses for the period.

•                  Research and development expenses increased approximately $49,000 due to an increase in costs associated with research and development jobs in process.

•                  Gains recorded on the sale of assets for the nine months ended June 30, 2010 were approximately $11,000 compared to $121,000 for the nine months ended June 30, 2009.  These gains are included in operating expenses.

•                  Executive salaries increased with the accrual or payment of executive bonuses.

BUSINESS SEGMENTS

As more fully described above in Note 7 to the condensed consolidated financial statements included elsewhere in this filing, the Company operates four reportable business segments.

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

Sales in our Cycle Country ATV Accessories segment increased approximately 61.68% during the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009.  This increase brought year to date sales for this segment to approximately $6.1 million, which is $214,000 up from the same period last year.  This recovery is due to a general improvement in sales of our industry compared to the prior year as well as increased sales efforts.  Due to improvements in inefficient processes and reductions in production costs, the gross profit percentage for this segment continues to improve.  For the three months ended June 30, 2010, the gross profit percentage was 32.20% compared to 27.90% for the same period in fiscal 2009.  For the nine months ended June 30, 2010, the gross profit percentage improved to 53.65% compared to 44.38% for the nine months ended June 30, 2009.

The Company’s Plazco segment continues to experience decreases in sales which can be attributed to a decrease in sales to OEMs. For the nine months ended June 30, 2010, sales for this segment were approximately $329,000 compared to sales of approximately $616,000 for the nine months ended June 30, 2009.  Sales for the three months ended June 30, 2010 were approximately $144,000 down 43.63% from approximately $256,000 for the three months ended June 30, 2009.  Just as the ATV Accessory market is down across the industry, so too is the golf and the lawn & garden accessory sector.  Management is pursuing and evaluating new markets that our plastics division can produce parts for to further broaden and grow this business segments revenue.

Sales for the Company’s Perf-Form segment were down on both a quarterly and year to date basis.  For the nine months ended June 30, 2010, this segment reported decreased sales of approximately 27.11%.  The decrease in revenues was attributable to a decrease in sales to national retail customers. Costs to produce these products have stabilized. The gross profit margin improved to 43.31% for the nine months ended June 30, 2010 compared to approximately 29.91% for the nine months ended June 30, 2009.  The decrease in revenues was attributable to a decrease in sales to national retail customers.

The Company’s Imdyne segment has shown significant increases in both quarterly and year to date periods.  The increase in Imdyne’s revenue was due to increased sales to one customer which had declined during the first six months of fiscal year 2009.   Margins remained relatively stable at approximately 34.11% for the nine months ended June 30, 2010 compared to 34.34% for the nine months ended June 30, 2009.

For the nine months ended June 30, 2010, the Company experienced increased revenue in both the U.S. and international markets.

Liquidity and Capital Resources

Overview

Cash flows provided by operating activities provided adequate sources of liquidity during the first nine months of fiscal 2010.

Cash and cash equivalents were $49,794 as of June 30, 2010 compared to $66,747 as of March 31, 2010 and $27,490 as of September 30, 2009.  Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

Working Capital

Net working capital was $2,250,171 as of June 30, 2010 compared to $3,150,679 as of September 30, 2009.  The decrease is due, primarily, to the decrease in accounts receivable.

	Balance		Increase	Increase
	June 30,	September 30,	(Decrease)	(Decrease)
	2010	2009	$	%
	(Unaudited)

Cash and cash equivalents	$49,794	$27,490	$22,304	81.13%
Accounts receivable, net	705,483	1,819,552	(1,114,069)	(61.23)%
Inventories	4,065,595	3,588,880	476,715	13.28%
Income taxes receivable	1,373,773	997,413	376,360	37.73%
Deferred income taxes	158,000	448,000	(290,000)	(64.73)%
Prepaid expenses and other	114,802	77,397	37,405	48.33%
Current assets	6,467,447	6,958,732	(491,285)	(7.06)%

Disbursements in excess of bank balances	230,077	438,636	(208,559)	(47.55)%
Accounts payable	949,496	562,689	386,807	68.74%
Accrued expenses	703,693	747,044	(43,351)	(5.80)%
Bank line of credit	1,500,000	1,030,000	470,000	45.63%
Current portion of notes payable	810,126	863,160	(53,034)	(6.14)%
Current portion of deferred gain	69,385	166,524	(97,139)	(58.33)%
Current liabilities	4,262,777	3,808,053	454,724	11.94%

	$2,204,670	$3,150,679	$(946,009)	(30.03)%

As of June 30, 2010, the Company had cash and cash equivalents of approximately $50,000, current assets of approximately $6,500,000 and total assets of approximately $17,000,000.

The Company’s principal uses of cash are to pay operating expenses, acquire necessary equipment and to make debt service payments.  During the nine months ended June 30, 2010, the Company used cash to make principal payments of approximately $640,000 against long-term debt.  During the same period, the Company drew $470,000 on its line of credit.

The following table summarizes the Company’s sources and uses of cash and equivalents for the periods indicated:

	Nine Months Ended June 30,
	2010	2009
	(Unaudited)

Net cash provided by operating activities	$355,992	$894,272
Net cash used in investing activities	(224,736)	(159,549)
Net cash used in financing activities	(108,952)	(781,827)
	$22,303	$(47,103)

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

Warrants

The Company has previously issued warrants outstanding to purchase 40,000 shares of the Company’s common stock at $4.00 per share, which expired June 9, 2010.  For the three and nine months ended June 30, 2010, none of the 40,000 warrants were exercised.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon this review and evaluation, these officers have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting referenced below.

•      Financial Reporting Segregation of Duties — Currently there is a pervasive issue regarding a general lack of segregation of duties. Requisite segregation of duties is not clearly defined or established throughout the financial reporting related business processes. The lack of segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Part II - Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to June 30, 2010	0	—	0	0

Item 5.  Other Information

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2010

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Jeffrey M. Tetzlaff
Jeffrey M. Tetzlaff
President and Chief Executive Officer, and Director

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Jeffrey M. Tetzlaff	President, Chief Executive Officer and	August 16, 2010
Jeffrey M. Tetzlaff	Director (principal executive officer)

/s/ Robert Davis	Chief Financial Officer, Chief Operating Officer, Treasurer,	August 16, 2010
Robert Davis	Secretary and Director (principal financial and accounting
officer)

/s/ Paul DeShaw	Director	August 16, 2010
Paul DeShaw

/s/ Daniel Thralow	Director	August 16, 2010
Daniel Thralow