Form 10-K/A
period 2009-09-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2011-01-14
CIK 1157758

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Cycle Country Accessories Corp.. (the “Company”) for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on May 20, 2010 (the “Original 10-K”). This Amendment No. 1 is being filed for the purpose of responding to comments received from the staff of the SEC. In particular, this Amendment No. 1 adds the Report of Independent Accountants from the Company’s prior accounting firm, Henjes, Conner & Williams, P.C., who acted as the Company’s independent public accountants from January 2004 through May 2009, when they were replaced by Boulay, Heutmaker, Zibell & Co., P.L.L.P, which report was inadvertently omitted from the Original 10-K.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-K and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the filing of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K. The filing of this Amendment No. 1 is not an admission that the Original 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 13.        EXHIBITS

(31.1) Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(32.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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

/s/ Henjes, Conner & Williams, P.C.

Certified Public Accountants

Sioux City, Iowa

January 13, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 14, 2011.

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Robert Davis
Robert Davis
Interim Chief Executive Officer, Chief Operating Officer and Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Robert Davis	Interim Chief Executive Officer, Chief Operating Officer and	January 14, 2011
Robert Davis	Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)

/s/ Paul DeShaw
Paul DeShaw	Director	January 14, 2011