Form 10-Q
period 2010-12-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2011-02-14
CIK 1157758

QUARTERLY REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of February 14, 2011: 6,337,177

Cycle Country Accessories Corp.

Part I   Financial Information

Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

	December 31,	September 30,
	2010	2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$133,821	$28,939
Accounts receivable, net	1,854,305	1,963,548
Inventories, net	2,947,827	3,208,749
Income taxes receivable	638,164	640,733
Deferred income taxes	259,000	299,000
Prepaid expenses and other	100,844	320,475
Total current assets	5,933,961	6,461,444

Property, plant and equipment, net	9,826,636	10,028,623
Intangible assets, net	160,387	161,957
Other assets	5,419	7,413

Total assets	$15,926,403	$16,659,437

Liabilities and Stockholders’ Equity
Current Liabilities
Disbursements in excess of bank balances	$121,639	$387,141
Accounts payable	1,502,063	695,241
Accrued expenses	919,920	965,631
Bank line of credit	2,193,998	2,700,000
Current portion of notes payable	583,697	699,681
Current portion of deferred gain	—	27,754
Total current liabilities	5,321,317	5,475,448

Long-Term Liabilities
Notes payable, less current portion	2,371,120	2,478,279
Deferred income taxes	1,382,000	1,587,000
Total long term liabilities	3,753,120	4,065,279
Total liabilities	9,074,437	9,540,727

Stockholders’ Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,337,177 and 5,934,853 shares issued and outstanding, respectively	633	593
Additional paid-in capital	12,217,178	12,197,101
Accumulated deficit	(5,365,845)	(5,078,984)
Total stockholders’ equity	6,851,966	7,118,710

Total liabilities and stockholders’ equity	$15,926,403	$16,659,437

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue

Net sales	$4,336,737	$4,128,681
Freight income	22,455	24,567

Total revenues	4,359,192	4,153,248

Cost of goods sold	3,470,728	2,895,712

Gross profit	888,464	1,257,536

Selling, general, and administrative expenses	1,264,652	857,584
Goodwill impairment	—	—
Fraud expense	—	—

Total operating expenses	1,264,652	857,584

Income (loss) from operations	(376,188)	399,952

Other income (expense)

Interest expense	(98,749)	(82,388)
Interest income	—	2
Miscellaneous	27,075	34,488

Total other expense, net	(71,674)	(47,898)

Income (loss) before income tax provision (benefit)	(447,862)	352,054

Provision for (benefit) from income taxes	(161,001)	124,777

Net income (loss)	$(286,861)	$227,277

Weighted average shares of common stock
Basic	6,337,177	6,072,307

Diluted	6,337,177	6,097,307

Income (loss) per common share:
Basic	$(0.05)	$0.04

Diluted	$(0.05)	$0.04

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(286,861)	$227,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	177,471	203,099
Amortization	1,571	1,475
Inventory reserve	—	—
Reserve for bad debts	60,000	—
Share-based compensation	—	6,874
(Gain) loss on sale of property, plant and equipment	23,141	(34,411)
Deferred income taxes	(165,000)	250,000
Change in:
Accounts receivable	49,243	8,399
Inventories	260,922	227,695
Income tax receivable	2,569	(45,446)
Prepaid expenses and other, net	219,631	46,799
Other assets	1,994	1,994
Accounts payable, net	806,822	(198,341)
Accrued expenses	(25,598)	(160,143)

Net cash provided by operating activities	1,125,905	535,271

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(28,744)	(51,725)
Purchase of intangible assets, net	—	(1,426)
Proceeds from sale of property, plant and equipment	2,368	500

Net cash used for investing activities	(26,376)	(52,651)

Cash Flows from Financing Activities:
Disbursements in excess of bank balances	(265,502)	(266,673)
Payments on bank notes payable	(223,143)	(207,756)
Advance on development loan	—	—
Bank line of credit, net	(506,002)	5,078

Net cash used for financing activities	(994,647)	(469,351)

Net increase in cash and cash equivalents	104,882	13,269

Cash and cash equivalents, beginning of period	28,939	27,490

Cash and cash equivalents, end of period	$133,821	$40,759

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

	Three Months ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$93,922	$82,351

Supplemental schedule of non-cash investing and financing:

Issuance of common stock and options for payment of compensation	$20,116	$—

Disposal of fixed assets	$53,264	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the September 30, 2010 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Reporting Entity and Principles of Consolidation — Cycle Country Accessories Corp.  (“Cycle Country”) a Nevada corporation, has a wholly-owned subsidiary, Cycle Country Accessories Corp. (“Cycle Country — Iowa”), an Iowa corporation.

The entities are collectively referred to as the “Company” for these condensed consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying condensed consolidated statements of operations.  The actual freight costs incurred are included in cost of goods sold.  Sales were recorded net of sales discounts, returns and allowances.  Sales discounts and allowances were approximately $133,000 and $318,000 for the three months ended December 31, 2010 and 2009, respectively.

Cost of Goods Sold - The components of cost of goods sold in the accompanying condensed consolidated statements of operations include overhead allocation, all direct materials and direct labor associated with the assembly and/or manufacturing of the Company’s products.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the Company’s cash and cash equivalent balances may exceed amounts insured by the Federal Deposit Insurance Company.

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accounts Receivable - Credit terms are generally extended to customers on a short-term basis.  These receivables do not bear interest, although a finance charge may be applied to balances more than thirty days past due.  Trade accounts receivable are carried on the books at their net realizable value.  The Company performs ongoing credit evaluations of its customers to reduce credit risk.

Individual trade accounts receivable are periodically evaluated for collectability based on past credit history and their current financial condition.  Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible.  While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts.  To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts.  The allowance for doubtful accounts was $75,000 and $15,000 at December 31, 2010 and September 30, 2010, respectively.  It is at least reasonably possible that the Company’s estimate will change in the future.

Inventories — Inventory is stated at the lower of cost or market.  Inventory consists of raw material, work in process, and finished goods.  Cost is determined using the weighted average method.

Property, Plant, and Equipment - Property, plant and equipment is stated at cost.  Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods.  Long-lived assets, such as property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company determined that indicators of potential impairment existed because the Company experienced a decrease in the Company’s market capitalization for a sustained period of time.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset.  If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, as considered necessary.  In accordance with ASC 360, the Company evaluated its long-lived assets using an undiscounted cash flow analysis.  This analysis supported the carrying value of the long-lived assets and, therefore, no impairment was recorded.  The Company’s analysis uses significant estimates in its evaluation.  It is reasonably possible that its estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets.  The estimated useful lives are as follows:

Asset Description	Years
Land Improvements	15-20
Building	15-40
Plant Equipment	7-10
Tooling and Dies	3-7
Vehicles	3-7
Office Equipment	3-10

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Intangible Assets — Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.

Warranty Costs - Estimated future costs related to product warranties are accrued as products are sold based on prior experience and known current events and are included in accrued expenses in the accompanying condensed consolidated balance sheets.  Accrued warranty costs have historically been sufficient to cover actual costs incurred.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently receivable and deferred taxes related primarily to differences between the basis for financial and income tax reporting.  Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes payable.

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company follows a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax positions meet the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.

The Company recognizes in its condensed consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained upon examination by taxing authorities, based on the technical merits of the position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2007.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of October 1, 2009 or December 31, 2010 and such uncertain tax positions as of each reporting date are insignificant.

Earnings (Loss) Per Share - Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if stock options or other share-based awards were exercised, by dividing net income (loss) by the weighted average number of shares and share equivalents during the period.  See Note 6 for details regarding basic and diluted earnings per share.

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

Advertising - Advertising consists primarily of trade magazine advertisements, product brochures and catalogs, and trade shows.  Advertising expense totaled approximately $35,000 and $33,000 in the three month period ended December 31, 2010 and 2009, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Research and Development Costs - Research and development costs are expensed as incurred.  Research and development costs totaled approximately $93,000 and $86,000 in the three month period ended December 31, 2010 and 2009, respectively, and is included in selling, general and administrative expenses and cost of goods sold in the accompanying condensed consolidated statements of operations.

Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods.  Shipping and handling costs totaled approximately $64,000 and $68,000 in the three month period ended December 31, 2010 and 2009, respectively, and are included in cost of goods sold in the accompanying condensed consolidated statements of operations..

Use of Estimates —The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses.  Significant items subject to such estimates include the useful lives and assumptions used in the impairment analysis of property, plant, and equipment; valuation of intangible assets; valuation of deferred tax assets; allowance for doubtful accounts; and allowance for inventory reserves.  Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments - The Company utilizes FASB ASC 820 “Fair Value Measurements” which defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the required disclosures about fair value measurements.  At December 31, 2010, the Company does not have any financial or nonfinancial assets or liabilities that would require fair value recognition or disclosures under ASC 820.

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and debt approximates fair value.  The Company estimates that the fair value of all financial instruments at December 31, 2010 approximates their carrying values in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.

Note 2. Misappropriation of Funds

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

The Company continues to work to recover all of the amounts misappropriated.  During the year ended September 30, 2010, the Company recovered and cancelled 195,416 shares of Company stock with a market value of $120,000, which reduced common equity and was recorded against fraud expense, net in the consolidated statement of operations.  The Company believes the value represents the amount the Company provided for the purchase of shares to the third party that returned these shares to the Company.  The price per share is consistent with the trading in the market at the time the Company believed that the shares were being purchased on its behalf.

In June 2010, the Company commenced a lawsuit against Mr. Hancher.  On August 2, 2010, Mr. Hancher filed a Chapter 7 petition in the Bankruptcy Court for the Southern District of Indiana.  Proceedings in the Bankruptcy Court are pending.  There has been no recovery to date on this action and the amount of a potential recovery, if any, cannot be reasonably estimated at this time.

On January 13, 2011, the Securities and Exchange Commission filed a complaint in U.S. District Court, Northern District of Iowa, against Mr. Hancher and various affiliates of his, charging them with six counts of securities violations involving multiple issuers, including the Company.  On the same day, Mr. Hancher entered into a consent agreement with the SEC in which, among other things, Mr. Hancher agreed to pay back an aggregate of approximately $2.4 million in disgorgement, plus approximately $600,000 in pre-judgment interest, and a fine of $130,000.  At this time, it is not believed that this will result in restitution to the Company in the foreseeable future, based on the previous filings in Mr. Hancher’s pending bankruptcy case.

Additional recoveries, if any, will impact subsequent periods and will be reported for the periods in which such recoveries occur.  The possibility of any future recoveries and the amount of any such recovery remain uncertain, and the Company can have no assurance that any such recoveries can be achieved or that they can be achieved without significant cost to the Company.

Note 3. Inventories:

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

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The major components of inventories are as follows:

	December 31,	September 30,
	2010	2010
	(Unaudited)

Raw Material	$1,398,420	$1,386,948
Work in Process	151,437	69,481
Finished Goods	1,547,970	1,902,320
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$2,947,827	$3,208,749

Inventories are stated at the lower of cost or market determined using the weighted average cost method.  Inventory consists of raw materials, work in process, and finished goods.  Management has evaluated the Company’s inventory reserve based on historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at December 31, 2010 and September 30, 2010 was appropriate.  It is reasonably possible the inventory reserve will change in the near future.

Note 4. Line of Credit:

The Company has a line of credit (“Line of Credit One”) for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory.  Line of Credit One bears interest at prime (3.25% at December 31, 2010 and September 30, 2010) plus 0.50% with a ceiling of 10.5% and a floor of 6.5%.  At December 31, 2010 and September 30, 2010, the rate was 6.5%. At December 31, 2010 and September 30, 2010 there was $1,000,000 due on Line of Credit One.

On September 30, 2009, the Company and its commercial lender entered into an additional secured credit agreement, (“Line of Credit Two”), dated September 30, 2009, as a temporary expansion of its credit facility Under the terms of Line of Credit Two, the Company added an additional line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The line was subsequently increased to $600,000.  The interest rate on Line of Credit Two was at 6.5%. There was no amount due on Line of Credit Two at December 31, 2010 or September 30, 2010.

On July 16, 2010, the Company entered into an agreement with its commercial lender to replace Line of Credit Two with a new, larger facility, (“Line of Credit Three”).  Under the terms of Line of Credit Three, the Company has added an additional line of credit for the lesser of $1,700,000 or 80% of eligible accounts receivable and 35% of inventory and bears interest at 6.75%.  The note is collateralized by all of the Company’s assets.  The balance of Line of Credit Three was $1,193,998 and $1,700,000 as of December 31, 2010 and September 30, 2010, respectively.

Lines of Credit One, Two and Three contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions without the consent of the lender.  As more fully described in Note 5, as of and for the three months ending December 31, 2010, the Company was not in compliance with all of its covenants with the lender.

As of January 17, 2011, the Company and its lender entered into the Seventh Amendment to the Secured Credit Agreement and Waiver (“Amendment 7”).  Amendment 7 replaces Line of Credit One, Line of Credit Two and Line of Credit Three with a Revolving Credit Agreement in an amount not to exceed $2,700,000, maturing on March 31, 2011.

As part of Amendment 7, the Company has agreed to engage an advisor to assist in obtaining replacement financing to refinance Line of Credit One and Line of Credit Three with one or more replacement lenders; and further, to receive a commitment from such replacement lenders to fully take out and refinance Line of Credit One and Line of Credit Three.

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5.  Long-Term Debt

Long term debt consists of the following:

	December 31,	September 30,
	2010	2010
	(Unaudited)

Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matures April 2011 and is secured by all Company assets.	$161,853	$284,263

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April 2011, the interest is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April 2018 and is secured by all Company assets.	2,355,276	2,418,530

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April 2013 secured by the specific equipment acquired.	377,688	415,167

Note - Spencer Area Jobs Trust due in full March 2014 interest free and forgivable in full if the Company maintans required job levels.	60,000	60,000

Total	2,954,817	3,177,960
Less current maturities	(583,697)	(699,681)
Net	$2,371,120	$2,478,279

These secured credit agreements contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  As of and for the three months ended December 31, 2010, the Company was not in compliance with the term debt coverage requirement or the working capital requirement of the agreement.

As of January 17, 2011, the Company and its lender entered into Amendment 7.  Under the terms of Amendment 7, the lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010, December 31, 2010 and the Company’s anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, waive the Company’s noncompliance with the Term Debt Coverage Ratio as of September 30, 2010, December 31, 2010, and the Company’s anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011.

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

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period.

The Company incurred a net loss of $286,861 for the three months ended December 31, 2010.  A net loss causes all outstanding common stock equivalents, such as certain stock options, warrants, and restricted share awards, to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for the three months ended December 31, 2010.  Common stock equivalents that are not included in diluted net loss per share were 620,152 at December 31, 2010.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the three months			For the three months
	ended December 31, 2010			ended December 31, 2009
	(Unaudited)			(Unaudited)
		Weighted			Weighted
	Loss	Average Shares	Per share	Earnings	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic EPS
Earnings (loss) available to common stockholders	$(286,861)	6,337,177	$(0.05)	$227,277	6,072,307	$0.04

Diluted EPS
Earnings (loss) available to common stockholders	$(286,861)	6,337,177	$(0.05)	$227,277	6,097,307	$0.04

Note 7. Segment Information:

Segment information has been presented on a basis consistent with how business activities are reported internally to management. Management evaluates the operating profit of each segment by using the direct costs of manufacturing its products after an allocation of indirect costs. In determining the total revenues by segment, freight income and sales discounts are allocated to each of the segments for internal reporting purposes.  This represents a change in the way the Company reports segment results.  Management believes segments are more accurately analyzed if costs are allocated to each segment.  Prior periods have been re-stated using segment allocations.  This resulted in no change to net income.

The Company has four operating segments that assemble, manufacture, or sell a variety of products.  Each operating segment is separately managed and has separate financial information evaluated regularly by the Company’s executive officers in determining resource allocation and assessing performance.

 “Cycle Country ATV Accessories” is engaged in the design, manufacture, and sale of accessories for all terrain vehicles (ATVs) and utility vehicles (UTVs) such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, and utility boxes.

“Plazco”, the Company’s plastic products division, designs, manufactures, markets, and distributes injection-molded plastic products for vehicles such as golf cars, lawn mowers, and low-speed vehicles (LSVs).

“Perf-Form”, the Company’s oil filter division, is engaged in the design, manufacture, sale, and distribution of oil filters for the powersports industry including ATVs, UTVs, LSVs and Motorcycles.

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

“Imdyne”, the Company’s contract manufacturing division, is engaged in the design, manufacture and assembly of a wide array of parts, components, and other precuts for non-competing OEM and other businesses.

The significant accounting policies of the operating segments are the same as those described in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The following is a summary of certain financial information related to the four segments:

	For the Three Months Ended
	December 31, 2010
	(Unaudited)
	Cycle Country ATV Accessories	Plazco	Perf-Form	Imdyne	Total

Net sales	$3,545,236	$73,455	$28,670	$689,376	$4,336,737
Freight income	18,188	449	225	3,593	22,455
Total Revenue	3,563,424	73,904	28,895	692,969	4,359,192

Cost of goods sold	2,706,925	78,509	34,792	650,502	3,470,728

Gross profit (loss)	$856,499	$(4,606)	$(5,896)	$42,467	888,464

Sales, general & admin					(1,264,652)
Interest expense, net					(98,749)
Other income /expense, net					27,075
Income tax benefit					161,001
Net loss					$(286,861)

	For the Three Months Ended
	December 31, 2009
	(Unaudited)
	Cycle Country ATV Accessories	Plazco	Perf-Form	Imdyne	Total

Net sales	$3,256,158	$75,886	$21,880	$774,757	$4,128,681
Freight income	17,197	983	491	5,896	24,567
Total Revenue	3,273,355	76,869	22,371	780,653	4,153,248

Cost of goods sold	2,054,654	95,716	37,251	708,091	2,895,712

Gross profit (loss)	$1,218,701	$(18,847)	$(14,880)	$72,562	1,257,536

Sales, general & admin					(857,584)
Interest expense, net					(82,386)
Other income /expense, net					34,488
Income tax expense					(124,777)
Net income					$227,277

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

GEOGRAPHIC REVENUE

The following is a summary of the Company’s revenue in different geographic areas:

	For the three months
	ended December 31,
	(Unaudited)
	2010	2009
United States	$3,955,518	$3,908,481
Other Countries	403,674	244,767
Total Revenue	$4,359,192	$4,153,248

As of December 31, 2010, all of the Company’s long-lived assets are located in the United States of America.

The Company had sales to two major customers that were approximately 20.30%, and 18.97% of total sales respectively for the three months ended December 31, 2010.  During the three months ended December 31, 2009, sales to the same customers were approximately 27.82% and 14.70% of total sales, respectively.

Note 8. Stock Based Compensation:

The Company accounts for share-based payments using the related accounting guidance, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations.

The Company’s employment agreement dated June 24, 2008 with its former chief executive officer, Jeffrey M. Tetzlaff, provided for the grant of 50,000 shares of stock in the Company, vesting over a three-year period. At the end of the first and second full year of employment, Mr. Tetzlaff became vested in and received 16,666 shares of stock each year.  During the year ended September 30, 2010, the Board accelerated the vesting of the final installment of 16,668 shares of stock which otherwise would have vested April 7, 2011. For the three months ended December 31, 2009, $6,875 was recognized as compensation expense.  As of December 31, 2009, there was $48,125 of total unrecognized compensation cost related to the unvested shares.  The compensation expense was fully recognized in fiscal year 2010.

Under the 2008 employment agreement, Mr. Tetzlaff also received an option to purchase up to an additional 500,000 shares of the Company’s common stock. Effective July 1, 2010, the option to purchase these shares was terminated.

Effective July 1, 2010, the Company entered into new employment agreements with Mr. Tetzlaff and Robert Davis, as the Chief Operating Officer and Chief Financial Officer.  Under the terms of these agreements, the Company granted to each such shares of common stock equal to 12.5% on a fully-diluted basis of the common stock, but not less than 1,005,809 shares, which vest in four installments during the respective terms of the agreements with the first installment of 40% vesting October 1, 2010 and which vesting is subject to acceleration on the occurrence of certain events, including a change of control.  These awards were approved by the Company’s stockholders at the 2010 annual meeting.

Effective December 31, 2010, Mr. Tetzlaff resigned and the Company and Mr. Tetzlaff entered into a Separation Agreement and Release of Claims.  In accordance with the terms of that agreement, Mr. Tetzlaff surrendered the 402,234 shares that vested October 1, 2010, and forfeited his unvested shares.

There were no outstanding options as of December 31, 2010 or December 31, 2009.

Note 9. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  During the three months ended December 31, 2010, the Company incurred a net loss of approximately

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$287,000.  As of December 31, 2010, the Company had an accumulated deficit of approximately $5,366,000.  As discussed in Note 5, as of December 31, 2010, the Company was in violation of covenants with its lender, a waiver for which was received.  If the Company is unable to generate profits and unable to continue to obtain financing or renew existing financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.

The Company expects the existing cash balances, cash flow generated from operating activities, and the available borrowing capacity under the revolving line of credit agreement to be sufficient to fund operations. Short term cash can be generated through the aggressive collection of accounts receivable and by reducing inventory balances.  The Company will file for income tax refunds due of approximately $600,000, the timing of which cannot be estimated.  The Company is in the process of securing replacement financing through an asset-based lender for its Revolving Credit Agreement which matures March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note about Forward Looking Statements.

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of Form 10-K for the year ended September 30, 2010.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Executive-Level Overview

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiary (the “Company”) and should be read in conjunction with our consolidated financial statements as of September 30, 2010, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

We intend for this discussion to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those condensed consolidated financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  To the extent that our analysis contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties.

The economic environment is showing signs of improvement but continues to be a challenge. The Company has remained focused on strategy and working hard to execute its business plans.  The response to those challenges has taken time to show its effect.  The Company is positioned to weather the current economic environment and to take advantage of any improvements. Our new product initiatives are providing us with new products that we anticipate will enhance our competitive position as the dominant player in the powersports accessories market. The internal reorganization and initiatives started by the new management team are expected to eliminate unprofitable and or unnecessary aspects of the business, allowing us to focus our efforts on our core customers receiving core products from our core people.

Looking ahead to the balance of fiscal 2011, management is cautiously projecting a slight rebound in revenues and margins as new products and effective marketing initiatives continue to be the focus of management and the entire Company.  The Company anticipates gross profit margins will be within the range of at least 25% of revenue.

Management has, and will continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible. We project selling, general and administrative expenses during the remainder of fiscal 2011 to be approximately 25%  of revenue as we continue our focus on cost reduction initiatives and focusing on internal efficiencies, all while maintaining a responsive and courteous customer service standard.

Overview for the Three Months Ended December 31, 2010 and 2009 (Unaudited)

The following is a summary of the results of operations for the three months ended December 31, 2010 and December 31, 2009 (Unaudited):

	Three Months Ended December 31,
	2010		2009
	(Unaudited)		(Unaudited)

Total revenue	$4,359,192	100.00%	$4,153,248	100.00%

Cost of goods sold	3,470,728	79.62%	2,895,712	69.72%

Gross profit	888,464	20.38%	1,257,536	30.28%

Selling, general, and administrative expenses	(1,264,652)	(29.01)%	(857,584)	(20.65)%

Profit (loss) from operations	(376,188)	(8.63)%	399,952	9.63%

Other expense	(71,674)	(1.64)%	(47,898)	(1.15)%

Profit (loss) before benefit from income taxes	(447,862)	(10.27)%	352,054	8.48%

Income tax (expense) benefit	161,001	3.69%	(124,777)	(3.00)%

Net profit (loss)	$(286,861)	(6.58)%	$227,277	5.48%

For the three months ended December 31, 2010, the Company reported a net loss of $286,861, or 6.58% of total revenue.  This compares to the three months ending December 31, 2009 during which the Company recorded net income of $227,277 or 5.48% of total revenue.  Revenues for the period increased approximately 4.96% over the same period in fiscal year 2010. Revenue increased for the Cycle Country ATV Accessories segment and the Perf-Form segment by approximately 8.88% and 31.04% respectively.  Sales in the Plazco segment decreased during the three months ended December 31, 2010 approximately 3.20% as compared to the three months ended December 31, 2009.  For the same period, sales in the Imdyne segment decreased approximately 11.02%.

The following is a summary of the results of operations by segment for the three months ended December 31, 2010 and December 31, 2009 (Unaudited):

	(Unaudited)
	For the three months		Increase	Increase
	ended December 31,		(Decrease)	(Decrease)
	2010	2009	$	%

Net revenue by segment
CCAC ATV	$3,545,236	$3,256,158	$289,078	8.88%
Plazco	73,455	75,886	(2,431)	(3.20)%
Perf-Form	28,670	21,880	6,790	31.04%
Imdyne	689,376	774,757	(85,381)	(11.02)%

Net revenue by segment	4,336,737	4,128,681	208,056	5.04%

Freight income	22,455	24,567	(2,112)	(8.60)%

Total combined revenue	4,359,192	4,153,248	205,944	4.96%

Gross profit (loss) by segment
CCAC ATV	856,499	1,218,701	(362,202)	(29.72)%
Plazco	(4,606)	(18,847)	14,241	(75.56)%
Perf-Form	(5,896)	(14,880)	8,984	(60.38)%
Imdyne	42,467	72,562	(30,095)	(41.47)%

Total gross profit	888,464	1,257,536	(369,072)	(29.35)%

Sales, general and administrative	(1,264,652)	(857,584)	(407,068)	47.47%
Interest income and expense	(98,749)	(82,386)	(16,363)	19.86%
Other income and expense	27,075	34,488	(7,413)	(21.49)%
Income tax (expense) benefit	161,001	(124,777)	285,778	(229.03)%

Net income (loss)	$(286,861)	$227,277	$(514,138)	(226.22)%

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

Revenue

Revenue increased approximately 8.88% or $289,000 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 in the Cycle Country ATV Accessories segment.  Sales to one customer also increased approximately $130,000 during the same period.  This segment benefited from increased snow fall throughout North America this winter.

Net revenue for the Plazco segment decreased slightly by approximately 3.20% or $2,000 for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  No single customer or product line contributed to this change.

Revenue for the Perf-Form segment increased to approximately $29,000 for the three months ended December 31, 2010 from approximately $22,000 for the three months ended December 31, 2009.  This increase is due, in part, to sales to one customer which increased approximately $7,000 due to an improvement in on-time deliveries.

The Imdyne segment reported sales of approximately $689,000 and $775,000 for the three months ended December 31, 2010 and December 31, 2009, respectively.  Management made a decision to discontinue processing orders for customers that were not profitable for the Company which resulted in a decrease in sales from those customers of approximately $200,000.  However, sales increased for other, more profitable, existing customers, and new customer lines were added to replace those lost, resulting in a net decrease for the period of approximately $86,000.

Cost of Goods Sold

The following table details components of direct costs of goods sold by segment as a percentage of sales:

	For the Three Months Ended				For the Three Months Ended
	December 31, 2010				December 31, 2009
	(Unaudited)				(Unaudited)
	CCAC	Plazco	Perf-Form	Imdyne	CCAC	Plazco	Perf-Form	Imdyne
	% of Net Sales				% of Net Sales
Materials	49.75%	27.11%	36.99%	55.25%	43.13%	22.01%	34.14%	57.10%
Direct labor	4.52%	6.74%	18.68%	6.63%	3.37%	8.73%	14.64%	6.45%
Mfg variance	0.42%	7.57%	3.05%	4.02%	0.45%	5.76%	1.75%	1.23%
Subcontract	0.96%	11.63%	7.15%	1.18%	0.71%	10.50%	7.39%	0.84%
Royalty	0.11%	1.69%	0.00%	0.00%	0.20%	0.42%	0.00%	0.00%
Burden	13.71%	25.73%	51.32%	19.65%	10.21%	23.74%	40.08%	17.81%
Mfg overhead	6.89%	26.41%	4.16%	7.63%	5.03%	54.97%	72.26%	7.97%
	76.35%	106.88%	121.35%	94.36%	63.10%	126.13%	170.26%	91.40%

The cost of materials as a percentage of revenue increased for each segment except Imdyne.  The cost of material for the Cycle Country ATV Accessories segment increased from approximately 43.13% for the three months ended December 31, 2009 to approximately 49.75% for the three months ended December 31, 2010.  Steel prices can be very volatile.  Average steel prices increased approximately 19.12% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 which would be the time we would purchase raw materials for production during the three months ended December 31, 2010 and December 30, 2009, respectively.  The Plazco segment also saw increases in material costs to 27.11% of net revenue for the three months ended December 31, 2010 from 22.01% for the three months ended December 31, 2009.  This is due, in part, to increased costs for plastics in general.

Direct labor as a percentage of sales increased for all segments except Plazco.  Effective October 1, 2010, the Company evaluated and adjusted is labor allocation rates for every segment.  Direct labor increased approximately $46,000 for all segments combined which is due, in part, to additional labor expenses allocated.

Burden expense for all segments combined increased approximately $158,000.  Effective October 1, 2010, the Company evaluated and adjusted its burden calculation rates.  As a result, manufacturing overhead applied to burden for the three months ended December 31, 2010 was approximately $886,000 compared to approximately $778,000 applied for the three months ended December 31, 2009.

Manufacturing overhead increased for the CCAC segment but decreased for the other segments.  Total manufacturing overhead increased approximately $34,000 after burden allocation for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Expenses

Our selling, general and administrative expenses were approximately $1,265,000 and $857,000 for the three months ended December 31, 2010 and December 30, 2009, respectively.

The significant changes in expenses for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 were:

•                  Wages expense increased approximately $150,000 due to increases in wages for officers, engineering and sales professionals.  Effective July 1, 2010, the Company entered into an employment agreement with Robert Davis, its Chief Financial Officer and Chief Operating Officer.  Prior to that time, Mr. Davis had been the

Interim Chief Financial Officer and was compensated as a consultant.

•                  Promotion expense increased approximately $67,000 on costs associated with awards paid to distributors for increasing distribution channels.

•                  Commission expense increased approximately $21,000 on increased sales.

•                  Professional fees increased approximately $105,000 due, in part, to fees associated with SEC filing requirements, and legal and audit expenses involved with the departure of the former Chief Executive Officer.

•                  The loss on disposal of assets increased approximately $44,000 due to the disposal of assets no longer utilized in the Company.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $133,821 as of December 31, 2010 compared to $28,939 as of September 30, 2010.  Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

Working Capital

Net working capital was $612,644 as of December 31, 2010 compared to $985,596 as of September 30, 2010.  The working capital ratio was 1.12 and 1.18 as of December 31, 2010 and September 30, 2010, respectively.

The following table summarizes the Company’s sources and uses of cash and equivalents for the periods indicated:

	Three Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$1,125,905	$535,271
Net cash used for investing activities	(26,376)	(52,651)
Net cash used for financing activities	(994,647)	(469,351)
	$104,882	$13,269

The Company’s principal uses of cash are to pay operating expenses, acquire necessary equipment and to make debt service payments.  During the three months ended December 31, 2010, the Company used cash to make principal payments of approximately $223,000 against long-term debt and paid down approximately $506,000 on its lines of credit.

Capital Resources

Management believes that existing cash balances, cash flow to be generated from operating activities, and income tax refunds receivable and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations and capital expenditure requirements for the next twelve months.  The Company is not considering any major capital investment for at least the next three months.

As of December 31, 2010 and as of September 30, 2010, the Company was in violation of its current ratio and term debt coverage ratio covenants in its loan agreements with its lender.  As of January 17, 2011, the Company and its lender entered into the Seventh Amendment to the Secured Credit Agreement and Waiver (“Amendment 7”).  Under the terms of Amendment 7, the lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010, December 31, 2010 and the Company’s anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, to waive the Company’s noncompliance with the Term Debt Coverage Ratio as of September 30, 2010, December 31, 2010, and the Company’s anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011.

As part of Amendment 7, the Company has agreed to engage an advisor to assist in obtaining replacement financing to refinance Line of Credit One and Line of Credit Three with one or more replacement lenders.  Further, the Company has agreed to obtain a commitment or commitments from one or more replacement lenders to fully take out and refinance all Lines of Credit by March 31, 2011.

Management expects to be able to comply with the requirements of Amendment 7 and has begun the process to secure a commitment for funding from an asset-based lender. Management believes this is an appropriate financing vehicle for its operations and expects to have a positive impact on the Company’s working capital through fiscal year 2011.  Further, this funding will help to continue the stabilization and turnaround of the Company while facilitating continued growth.  The failure to obtain a replacement lender by March 31, 2011 could result in the lender foreclosing on its security interest resulting in a significant disruption to the Company’s operations.

Our continued existence is dependent upon or ability to generate cash and to market and sell our products successfully.  However, there are no assurances whatsoever that we will be able to borrow further funds from our lender or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Company is not required to provide this information.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer. Based on their evaluation of our disclosure controls and procedures, they have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting as of September 30, 2010 that adversely affected our disclosure controls and that may be considered to be a “material weakness.”

As of September 30, 2010, the Principal Executive Officer and Principal Financial Officer have identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Financial Reporting Segregation of Duties — Currently, the Company has an issue regarding a general lack of segregation of duties. Requisite segregation of duties is not clearly defined or established throughout the financial reporting related business processes. The lack of segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, management is in the process of developing the following additional procedures to help address this material weakness:

• The Company will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company will enhance and test our year-end financial close process. Additionally, the Company’s audit committee will increase its review of our disclosure controls and procedures. We also intend to more frequently engage an external accounting firm to assist us with our review of financial information relative to our financing arrangements.

We believe these actions will remediate the disclosure control ineffectiveness by focusing additional attention and resources in our internal accounting functions.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2010. Our management is in the process of addressing the above material weakness, as updated above, and is utilizing the services of an outside accounting firm to assist with this process. We believe this will help remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Part II - Other Information

ITEM 1.  Legal Proceedings

Please refer to the disclosure set forth in Note 2 to our Condensed Consolidated Financial Statements included in this report.

ITEM 1A.  Risk Factors

Please refer to the discussion of risk factors included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 6.  Exhibits

(31.1)  Certification of Principal Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)  Certification of Principal Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)  Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2011

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Robert Davis
Robert Davis
Interim Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Robert Davis	Chief Financial Officer, Chief Operating Officer, Interim Chief Executive Officer, Treasurer, Secretary and Director	February 14, 2011
Robert Davis	(principal executive, financial and accounting officer)

/s/ Paul DeShaw	Director	February 14, 2011
Paul DeShaw