Form 10-Q
period 2011-03-31
CYCLE COUNTRY ACCESSORIES CORP
filed 2011-05-23
CIK 1157758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 23, 2011 6,353,843

Cycle Country Accessories Corp.

Part I   Financial Information

Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Balance Sheet

	March 31,	September 30,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$147,830	$28,939
Accounts receivable, net	340,028	1,879,491
Inventories	2,236,560	2,716,639
Income taxes receivable	627,434	640,733
Deferred income taxes	516,000	299,000
Prepaid expenses and other	237,696	320,475
Assets held for sale	189,250	795,439
Total current assets	4,294,798	6,680,716

Property, plant and equipment, net	9,609,782	9,809,351
Intangible assets, net	50,385	161,957
Other assets	3,387	7,413

Total assets	$13,958,352	$16,659,437

Liabilities and Stockholders’ Equity
Current Liabilities
Disbursements in excess of bank balances	$238,826	$387,141
Accounts payable	1,769,570	689,030
Accrued expenses	1,315,257	959,433
Bank line of credit	1,528,305	2,700,000
Current portion of notes payable	465,829	699,681
Liabilities related to assets held for sale	24,995	12,409
Current portion of deferred gain	—	27,754
Total current liabilities	5,342,782	5,475,448

Long-Term Liabilities
Notes payable, less current portion	2,261,018	2,478,279
Deferred income taxes	905,000	1,587,000
Total long term liabilities	3,166,018	4,065,279
Total liabilities	8,508,800	9,540,727

Stockholders’ Equity

Common stock, $.0001 par value; 100,000,000 shares authorized; 6,353,843 and 5,934,853 shares issued and outstanding, respectively	635	593
Additional paid-in capital	12,223,009	12,197,101
Accumulated deficit	(6,774,092)	(5,078,984)
Total stockholders’ equity	5,449,552	7,118,710

Total liabilities and stockholders’ equity	$13,958,352	$16,659,437

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenue
Net sales	$2,662,492	$2,159,994
Freight income	35,526	27,389
Total revenues	2,698,018	2,187,383

Cost of goods sold	2,548,828	1,455,739
Lower of cost or market adjustment	480,918	—
Gross profit (loss)	(331,728)	731,644

Selling, general, and administrative expenses	1,394,157	1,005,343
Fraud expense	—	134,775
Total operating expenses	1,394,157	1,140,118

Loss from operations	(1,725,885)	(408,474)

Other income (expense)
Interest expense	(73,567)	(70,856)
Interest income	—	1
Miscellaneous	60,171	46,543
Total other expense, net	(13,396)	(24,312)

Loss from continuing operations before income tax benefit	(1,739,281)	(432,786)

Benefit from income taxes	598,394	172,742

Net loss from continuing operations	(1,140,887)	(260,044)

Loss from discontinued operations, net of tax	(267,360)	(28,427)

Net loss	$(1,408,247)	$(288,471)

Weighted average shares of common stock
Basic	6,340,510	5,992,919

Diluted	6,340,510	5,992,919

Loss per basic and diluted share:
Continuing Operations	$(0.18)	$(0.04)

Discontinued Operations	$(0.04)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

	Six Months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenue
Net sales	$6,838,604	$6,190,909
Freight income	57,307	50,482
Total revenues	6,895,911	6,241,391

Cost of goods sold	5,906,255	4,218,484
Lower of cost or market adjustment	480,918	—
Gross profit	508,738	2,022,907

Selling, general, and administrative expenses	2,568,470	1,854,964
Fraud expense	—	134,775
Total operating expenses	2,568,470	1,989,739

Income (loss) from operations	(2,059,732)	33,168

Other income (expense)
Interest expense	(172,316)	(153,245)
Interest income	—	3
Miscellaneous	87,246	81,031
Total other expense, net	(85,070)	(72,211)

Loss from continuing operations before income tax benefit	(2,144,802)	(39,043)

Benefit from income taxes	744,021	20,385

Net loss from continuing operations	(1,400,781)	(18,658)

Loss from discontinued operations, net of tax	(294,327)	(42,536)

Net loss	$(1,695,108)	$(61,194)

Weighted average shares of common stock
Basic	6,338,825	6,033,224

Diluted	6,338,825	6,033,224

Loss per basic and diluted share:
Continuing Operations	$(0.22)	$—

Discontinued Operations	$(0.05)	$(0.01)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(1,400,781)	$(18,658)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	309,885	352,608
Amortization	779	673
Reserve for bad debts	60,000	—
Lower of cost or market adjustment	480,918	—
Share-based compensation	—	13,750
Loss on sale of property, plant and equipment	13,319	114,112
Deferred income taxes	(899,000)	—
Fraud recovery	—	(120,000)
Change in operating assets and liabilities:
Accounts receivable	1,479,463	1,153,953
Inventories	(840)	166,641
Income tax receivable	13,299	5,546
Prepaid expenses, net	82,779	(8,189)
Other assets	4,026	3,988
Accounts payable, net	1,080,540	(215,291)
Accrued expenses	381,772	(119,635)

Net cash provided by operating activities from continuing operations	1,606,159	1,329,498

Cash Flows from Investing Activities from Continuing Operations
Purchase of property, plant and equipment	(76,909)	(164,477)
Purchase of intangible assets, net	(1,755)	(2,660)
Proceeds from sale of property, plant and equipment	5,338	12,500

Net cash used for investing activities in continuing operations	(73,326)	(154,637)

Cash Flows from Financing Activities from Continuing Operations:
Disbursements in excess of bank balances	(148,315)	(438,636)
Payments on bank notes payable	(451,113)	(423,247)
Bank line of credit, net	(1,171,695)	(288,164)

Net cash used for financing activities from continuing operations	(1,771,123)	(1,150,047)

Cash Flows from Discontinued Operations:
Cash provided by operating activities	357,181	14,443
Net cash provided by discontinued operations	357,181	14,443

Net increase in cash and cash equivalents	118,891	39,257

Cash and cash equivalents, beginning of period	28,939	27,490

Cash and cash equivalents, end of period	$147,830	$66,747

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flow

	Six Months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest	$174,786	$153,000

Supplemental schedule of non-cash investing and financing:

Issuance of common stock and options for payment of compensation	$25,949	$—

Disposal of fixed assets	$56,131	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements for the three months and six months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the September 30, 2010 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Nature of the Business - The Company has two distinct segments engaged in the design, manufacture, sale and distribution of products.  One of the segments has branded, proprietary products, and the other is a contract manufacturing division.  The largest segment, Cycle Country ATV Accessories, designs, manufactures and sells a popular selection of branded accessories for vehicles in the Powersports industry which are sold to various wholesale distributors and retail dealers throughout the United States of America, Canada, Mexico, South America, Europe, and Asia.  Imdyne is engaged in the design, manufacture and assembly of an array of parts for original equipment manufacturers (OEMs) and other customers.  The Company has offices in Minnetonka, MN and Spencer, IA, and has approximately 160,000 square feet of modern manufacturing facilities including its owned building in Spencer and leased space in Milford, IA.

The Company records assets, liabilities, revenues and expenses associated with two other segments as discontinued operations for all periods presented.  Plazco manufactures, sells, and distributes injection-molded plastic products for vehicles such as golf cars, and low-speed vehicles (LSVs).  Perf-Form manufactures, sells, and distributes oil filters for the Powersports industry, including ATVs, UTVs and Motorcycles.  As more fully disclosed in Note 9, during the three months ended March 31, 2011 the Company has concluded that these segments do not fit within the long-term strategic plans of the Company.

Revenue Recognition - The Company primarily ships products to its customers by third party carriers.  The Company recognizes revenues from product sales when title and risk of loss to the products is passed to the customer, which occurs at the point of shipping.

Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying condensed consolidated statements of operations.  The actual freight costs incurred are included in cost of goods sold.  Sales were recorded net of sales discounts, returns and allowances.  Sales discounts and allowances were approximately $294,000 and $36,000 for the three months ended March 31, 2011 and 2010, respectively.  For the six months ended March 31, 2011 and 2010 respectively, sales discounts and allowances were approximately $485,000 and $354,000.  Of these amounts, discounts and allowances related to continuing operations were approximately $293,000 and $33,000 for the three months ended March 31, 2011 and 2010 respectively and $478,000 and $348,000 for the six months ended March 31, 2011 and 2010, respectively.

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

Individual trade accounts receivable are periodically evaluated for collectability based on past credit history and their current financial condition.  Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible.  While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts.  To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts.  The allowance for doubtful accounts was $75,000 and $15,000 at March 31, 2011 and September 30, 2010, respectively.  It is at least reasonably possible that the Company’s estimate will change in the future.

Inventories — Inventory is stated at the lower of cost or market.  Inventory consists of raw material, work in process, and finished goods.  Cost is determined using the weighted average method.

Property, Plant, and Equipment - Property, plant and equipment is stated at cost.  Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods.  Long-lived assets, such as property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company determined that indicators of potential impairment existed because the Company experienced a decrease in the Company’s market capitalization for a sustained period of time.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset.  If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, as considered necessary.  In accordance with Accounting Standards Codification, “ASC” 360, the Company evaluated its long-lived assets using an undiscounted cash flow analysis.  This analysis supported the carrying value of the long-lived assets and, therefore, no impairment was recorded.  The Company’s analysis uses significant estimates in its evaluation.  It is reasonably possible that its estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets.  The estimated useful lives are as follows:

Asset Description	Years
Land Improvements	15-20
Building	15-40
Plant Equipment	7-10
Tooling and Dies	3-7
Vehicles	3-7
Office Equipment	3-10

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Intangible Assets — Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.  Intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

As discussed more fully in Note 9, the Company concluded that the Perf-Form and Plazco segments may not fit within the long-term strategic plans for the Company.  As such, the Company determined that indicators of potential impairment existed in the value of trademarks and patents for its Perf-Form segment.  Plazco’s intangible assets had been previously fully amortized.  Recoverability of intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset.  If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques, including discounted cash flow models, quoted or estimated market values and third party appraisals, as considered necessary.  This analysis did not support the carrying value of the intangible assets for the Perf-Form segment and, therefore, an impairmentcharge in the amount of $100,000 for trademarks and $10,186 for unamortized patents was recognized in the three months ended March 31, 2011.  These charges are included in discontinued operations.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2008.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of October 1, 2010 or March 31, 2011 and such uncertain tax positions as of each reporting date are insignificant.

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

Advertising - Advertising consists primarily of trade magazine advertisements, product brochures and catalogs, and trade shows.  Advertising expense totaled approximately $52,000 and $31,000 for the three months ended March 31, 2011 and 2010 respectively and $87,000 and $65,000 in the six month period ended March 31, 2011 and 2010 respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Research and Development Costs - Research and development costs are expensed as incurred.  Research and development costs totaled approximately $117,000 and $91,000 in the three month period ended March 31, 2011 and 2010, respectively, and totaled approximately $211,000 and $177,000 for the six months ended March 31, 2011 and 2010 respectively and are included in selling, general and administrative expenses and cost of goods sold in the accompanying condensed consolidated statements of operations.

Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods.  Shipping and handling costs totaled approximately $56,000 and $67,000 in the three months ended March 31, 2011 and 2010, respectively and totaled approximately $120,000 and $135,000 in the six months ended March 31, 2011 and 2010, respectively, and are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

Use of Estimates —The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses.  Significant items subject to such estimates include the useful lives and assumptions used in the impairment analysis of long-lived assets;

valuation of deferred tax assets; allowance for doubtful accounts; and allowance for inventory reserves.  Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments - The Company utilizes Financial Accounting Standards Board ASC 820 “Fair Value Measurements” which defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements.  At March 31, 2011, the Company does not have any financial or nonfinancial assets or liabilities that would require fair value recognition or disclosures under ASC 820.

The Company estimates that the fair value of all financial instruments at March 31, 2011 approximates their carrying values in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.  As a result of its analysis of intangible assets, the Company reduced the book value of intangible assets related to the Perf-Form segment to $0 during the three months ended March 31, 2011. The impairment charge of approximately $110,000 is included in the loss from discontinued operations.

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

On May 18, 2011, the Securities and Exchange Commission issued an Order Instituting Administrative Proceedings Pursuant to Section 15(b) of the Securities Exchange Act of 1934, Making Findings and Imposing Remedial Sanctions against Mr. Hancher.  The order bars Mr. Hancher from associating with any broker, dealer, etc., and while he consented to the entry of the permanent injunction against him, he did so without admitting or denying any the findings of the Order.

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

Note 3. Inventories:

Inventories are stated at the lower of cost or market using the weighted average cost method.  Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.  Management regularly reviews inventory quantities on hand, future product demand, and the estimated utility of inventory.  If the review indicates a deduction in utility below carrying value, management would reduce the Company’s inventory to a new cost basis through a lower of cost or market adjustment.

Though we routinely do this analysis each quarter, as discussed more fully in the Executive-level Overview of Item 2, Management Discussion and Analysis, the recent changes in our senior sales, marketing, and product development management allowed us to analyze the inventory from a fresh perspective.  This evaluation concluded that the need existed to more aggressively challenge the prior sales and marketing team’s processes and conclusions.

During the three months ended March 31, 2011, management evaluated the carrying amount of inventory as it compared to the market values.  As a result of the evaluation, the Company recorded an adjustment to inventory in the amount of $480,918.  This charge is recorded in the condensed consolidated financial statements as a lower of cost or market adjustment.  During the same period, the company adjusted inventory held in the segments identified as discontinued operations to lower of cost or market, as well.  This adjustment totaled $223,134 and is included in the net loss from discontinued operations. For the three month period ending March 31, 2011, these two adjustments to inventory totaled $704,052.

The major components of inventories are as follows:

	March 31,	September 30,
	2011	2010
	(Unaudited)

Raw Material	$665,393	$895,688
Work in Process	86,908	68,631
Finished Goods	1,634,259	1,902,320
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$2,236,560	$2,716,639

Management has evaluated the Company’s inventory reserve based on historical experience and current economic conditions and determined that, after the adjustments of lower of cost or market noted above, an inventory reserve of approximately $150,000 at March 31, 2011 and September 30, 2010 remains appropriate.  It is reasonably possible the inventory reserve will change in the near future.

Note 4. Line of Credit:

The Company has a line of credit (“Line of Credit One”) for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory.  Line of Credit One bears interest at prime (3.25% at March 31, 2011 and September 30, 2010) plus 0.50% with a ceiling of 10.5% and a floor of 6.5%.  At March 31, 2011 and September 30, 2010, the rate was 6.5%. At March 31, 2011 and September 30, 2010 there was $1,000,000 due on Line of Credit One.

On September 30, 2009, the Company and its commercial lender entered into an additional secured credit agreement, (“Line of Credit Two”), dated September 30, 2009, as a temporary expansion of its credit facility Under the terms of Line of Credit Two, the Company added an additional line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The line was subsequently increased to $600,000.  The interest rate on Line of Credit Two was at 6.5%. There was no amount due on Line of Credit Two at March 31, 2011 or September 30, 2010.

On July 16, 2010, the Company entered into an agreement with its commercial lender to replace Line of Credit Two with a new, larger facility, (“Line of Credit Three”).  Under the terms of Line of Credit Three, the Company has added an additional line of credit for the lesser of $1,700,000 or 80% of eligible accounts receivable and 35% of inventory and bears interest at 6.75%.  The note is collateralized by all of the Company’s assets.  The balance of Line of Credit Three was $528,305 and $1,700,000 as of March 31, 2011 and September 30, 2010, respectively.

Lines of Credit One, Two and Three contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions without the consent of the lender.  As more fully described in Note 5, as of and for the three months and six months ending March 31, 2011, the Company was not in compliance with all of its covenants with the lender.

As of January 17, 2011, the Company and its lender entered into the Seventh Amendment to the Secured Credit Agreement and Waiver (“Amendment 7”).  Amendment 7 replaces Line of Credit One, Line of Credit Two and Line of Credit Three with a Revolving Credit Agreement in an amount not to exceed $2,700,000, maturing on March 31, 2011.

As of March 30, 2011, the Company and its lender entered into the Eighth Amendment to the Secured Credit Agreement and Waiver (“Amendment 8”).  Amendment 8 replaces Amendment 7 with a Revolving Credit Agreement in an amount not to exceed $2,000,000, maturing on June 1, 2011.

Note 5.  Long-Term Debt

Long term debt consists of the following:

	March 31,	September 30,
	2011	2010
	(Unaudited)

Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matured April 2011.	$37,519	$284,263

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April 2011, the interest is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April 2018 and is secured by all Company assets.	2,289,874	2,418,530

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April 2013 secured by the specific equipment acquired.	339,454	415,167

Note due to Spencer Area Jobs Trust, due in full March 2014 interest free and forgivable in full if the Company maintans required job levels.	60,000	60,000

Total	2,726,847	3,177,960
Less current maturities	(465,829)	(699,681)
Net	$2,261,018	$2,478,279

These secured credit agreements contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  As of and for the three and six months ended March 31, 2011, the Company was not in compliance with the term debt coverage requirement or the working capital requirement of the agreement.

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

The Company incurred a net loss of $1,408,247 for the three months ended March 31, 2011 and $1,695,108 for the six months ended March 31, 2011.  A net loss causes all outstanding common stock equivalents, such as certain stock options, warrants, and restricted share awards, to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for the three and six months March 31, 2011.  Common stock equivalents that are not included in diluted net loss per share were 653,485 at March 31, 2011.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for continuing and discontinued operations:

	For the three months			For the three months
	ended March 31, 2011			ended March 31, 2010
	(Unaudited)			(Unaudited)
		Weighted			Weighted
	Loss	Average Shares	Per share	Loss	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic and Diluted EPS
Loss from continuing operations	$(1,140,887)	6,340,510	$(0.18)	$(260,044)	5,992,919	$(0.04)

Loss from discontinued operations	$(267,360)	6,340,510	$(0.04)	$(28,427)	5,992,919	$—

	For the six months			For the six months
	ended March 31, 2011			ended March 31, 2010
	(Unaudited)			(Unaudited)
		Weighted			Weighted
	Loss	Average Shares	Per share	Loss	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic and Diluted EPS
Loss from continuing operations	$(1,400,781)	6,338,825	$(0.22)	$(18,658)	6,033,224	$—

Loss from discontinued operations	$(294,327)	6,338,825	$(0.05)	$(42,536)	6,033,224	$(0.01)

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

The Company has four operating segments that assemble, manufacture, or sell a variety of products.  Each operating segment is separately managed and has separate financial information evaluated regularly by the Company’s executive officers in determining resource allocation and assessing performance.  Two of the segments are classified in continuing operations and, as more fully discussed in Note 9, two of these segments are classified as discontinued operations.

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

The following is a summary of certain financial information related to continuing operations:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
	(Unaudited)			(Unaudited)
	Cycle Country ATV Accessories	Imdyne	Total	Cycle Country ATV Accessories	Imdyne	Total

Net sales	$2,010,043	$652,449	$2,662,492	$1,386,620	$773,374	$2,159,994
Freight income	27,755	7,771	35,526	17,773	9,616	27,389
Total Revenue	2,037,798	660,220	2,698,018	1,404,393	782,990	2,187,383

Cost of goods sold	1,846,497	702,331	2,548,828	763,326	692,413	1,455,739
Lower of cost or market adjustment	432,826	48,092	480,918	—	—	—

Gross profit (loss)	$(241,525)	$(90,203)	(331,728)	$641,067	$90,577	731,644

Sales, general & admin			(1,394,157)			(1,005,343)
Fraud expense			—			(134,775)
Interest expense, net			(73,567)			(70,855)
Other income /expense, net			60,171			46,543
Income tax benefit			598,394			172,742
Net loss from continuing operations			$(1,140,887)			$(260,044)

	For the Six Months Ended			For the Six Months Ended
	March 31, 2011			March 31, 2010
	(Unaudited)			(Unaudited)
	Cycle Country ATV Accessories	Imdyne	Total	Cycle Country ATV Accessories	Imdyne	Total

Net sales	$5,496,779	$1,341,825	$6,838,604	$4,642,778	$1,548,131	$6,190,909
Freight income	45,943	11,364	57,307	34,970	15,512	50,482
Total Revenue	5,542,722	1,353,189	6,895,911	4,677,748	1,563,643	6,241,391

Cost of goods sold	4,553,422	1,352,833	5,906,255	2,817,980	1,400,504	4,218,484
Lower of cost or market adjustment	432,826	48,092	480,918	—	—	—

Gross profit (loss)	$556,474	$(47,736)	508,738	$1,859,768	$163,139	2,022,907

Sales, general & admin			(2,568,470)			(1,854,964)
Fraud expense			—			(134,775)
Interest expense, net			(172,316)			(153,242)
Other income /expense, net			87,246			81,031
Income tax benefit			744,021			20,385
Net loss from continuing operations			$(1,400,781)			$(18,658)

GEOGRAPHIC REVENUE

The following is a summary of the Company’s revenue in different geographic areas:

	For the three months		For the six months
	ended March 31,		ended March 31,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
United States	$2,581,991	$2,060,571	$6,376,210	$5,869,812
Other Countries	116,027	126,812	519,701	371,579
Total Revenue	$2,698,018	$2,187,383	$6,895,911	$6,241,391

As of March 31, 2011, all of the Company’s long-lived assets are located in the United States of America.

The Company had sales to three major customers that were approximately 29%, 16% and 17% of total sales respectively for the three months ended March 31, 2011.  During the three months ended March 31, 2010, sales to the same customers were approximately 18%, 11% and 14% of total sales, respectively.  For the six months ended March 31, 2011, sales to the same customers were approximately 24%, 18% and 12% of total sales.  Sales to two customers exceeded 10% for the six months ended March 31, 2010 and were 25% and 14% of total sales.

Note 8. Stock Based Compensation:

The Company accounts for share-based payments using the related accounting guidance, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations.

The Company’s employment agreement dated June 24, 2008 with its former chief executive officer, Jeffrey M. Tetzlaff, provided for the grant of 50,000 shares of stock in the Company, vesting over a three-year period. At the end of the first and second full year of employment, Mr. Tetzlaff became vested in and received 16,666 shares of stock each year.  During the year ended September 30, 2010, the Board accelerated the vesting of the final installment of 16,668 shares of stock which otherwise would have vested on April 7, 2011. For the six months ended March 31, 2010, $6,875 was recognized as compensation expense.  The compensation expense was fully recognized in fiscal year 2010.

Under the 2008 employment agreement, Mr. Tetzlaff also received an option to purchase up to an additional 500,000 shares of the Company’s common stock. Effective July 1, 2010, the option to purchase these shares was terminated.

Effective July 1, 2010, the Company entered into new employment agreements with Mr. Tetzlaff and Robert Davis, as the Chief Operating Officer and Chief Financial Officer.  Under the terms of these agreements, the Company granted to each 1,005,809 shares of common stock equal to 12.5% on a fully-diluted basis of the common stock.  Which vest in four installments during the respective terms of the agreements with the first installment of 40% vesting October 1, 2010 and which vesting is subject to acceleration on the occurrence of certain events, including a change of control.  These awards were approved by the Company’s stockholders at the 2010 annual meeting.

Effective December 31, 2010, Mr. Tetzlaff resigned and the Company and Mr. Tetzlaff entered into a Separation Agreement and Release of Claims.  In accordance with the terms of that agreement, Mr. Tetzlaff surrendered the 402,234 shares that vested October 1, 2010, and forfeited his unvested shares.

There were no outstanding options as of March 31, 2011 or March 31, 2010.

Note 9.  Discontinued Operations

The Company concluded that the Perf-Form and Plazco segments do not fit with the long term strategic plans of the Company.  Both of these segments are outside of the Company’s core product lines and/or our core customer relationships.  Both of these segments have seen substantial decline in the past three years in sales and profitability as they lacked adequate sales,  marketing, and operational leadership.  Further, the Company has no internal expertise in engineering in either of these product segments.  As a result, with the changes in the senior management of the Company, the determination was made that these segments no longer fit the Company’s strategic plan, and as a result, these segments are reported as discontinued operations in the condensed consolidated financial statement.

In addition, the value of the Perf-Form segment did not support the carrying value of the intangible assets, and therefore, an impairment charge in the amount of $110,186 for trademarks and unamortized patents was recognized in the three months ended March 31, 2011.  The carrying amounts of the major classes of assets and liabilities for these segments are presented below:

	As of March 31, 2011			As of September 30, 2010
	(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total
Assets:
Accounts Receivable	$58,003	$6,312	$64,315	$70,719	$13,337	$84,056
Inventories	29,889	15,186	45,075	367,604	124,507	492,111
Net Property, Equip and Intangibles	78,346	1,514	79,860	105,032	114,240	219,272
Assets	$166,238	$23,012	$189,250	$543,355	$252,084	$795,439

Liabilities:
Accounts Payable	$16,229	$4,325	$20,554	$6,024	$187	$6,211
Accrued Expenses	1,942	2,499	4,441	3,684	2,514	6,198
Total Liabilities	$18,171	$6,824	$24,995	$9,708	$2,701	$12,409

Losses from discontinued operations, net of income taxes for all periods presented include the operating results of Perf-Form and Plazco and are as follows:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
	(Unaudited)			(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total

Net sales	$94,137	$25,834	$119,971	$104,304	$43,966	$148,270
Freight income	1,110	370	1,480	1,166	583	1,749
Total Revenue	95,247	26,204	121,451	105,470	44,549	150,019

Cost of goods sold	86,443	45,913	132,356	99,874	32,924	132,798
Lower of cost or market adjustment	148,000	75,134	223,134	—	—	—

Gross profit (loss)	$(139,196)	$(94,843)	(234,039)	$5,596	$11,625	17,221

Sales, general & admin			(62,740)			(64,531)
Impairment of intangibles			(110,186)			—
Income tax benefit			139,605			18,883
Net loss from discontinued operations			$(267,360)			$(28,427)

	For the Six Months Ended			For the Six Months Ended
	March 31, 2011			March 31, 2010
	(Unaudited)			(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total

Net sales	$167,592	$54,504	$222,096	$180,190	$65,846	$246,036
Freight income	1,559	595	2,154	2,149	1,074	3,223
Total Revenue	169,151	55,099	224,250	182,339	66,920	249,259

Cost of goods sold	164,952	80,705	245,657	195,590	70,175	265,765
Lower of cost or market adjustment	148,000	75,134	223,134	—	—	—

Gross profit (loss)	$(143,801)	$(100,740)	(244,541)	$(13,251)	$(3,255)	(16,506)

Sales, general & admin			(94,578)			(72,495)
Impairment of intangibles			(110,186)			—
Income tax benefit			154,978			46,465
Net loss from discontinued operations			$(294,327)			$(42,536)

Note 10. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  During the three months ended March 31, 2011, the Company incurred a net loss of approximately $1,408,000 and for the six months ended March 31, 2011, the Company incurred a net loss of approximately $1,695,000.  As of March 31, 2011, the Company had an accumulated deficit of approximately $6,774,000.  As discussed in Note 5, as of March 31, 2011, the Company was in violation of covenants with its lender, a waiver for which was received.  If the Company is unable to generate profits and unable to continue to obtain financing or renew existing financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.

The Company expects the existing cash balances, cash flow generated from operating activities, and the available borrowing capacity under the revolving line of credit agreement to be sufficient to fund operations. Short term cash can be generated through the aggressive collection of accounts receivable and by reducing inventory balances.   The Company is in the process of securing replacement financing through an asset-based lender for its Revolving Credit Agreement which matures June 1, 2011.

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

As of January 1, 2011, the Company has a completely restructured management team.  With the resignation of the former CEO and one of the Company’s outside directors on December 31, 2010, and the elevation of the Chief Financial Officer to the role of the Interim Chief Executive Officer, the Company has been able to rebuild a team of former leaders of the Company and the industry.  The Company has rehired the former Vice President of Sales and the Vice President of Product Innovation, as well as retained and elevated two key people in the positions of  Vice President of Product Implementation and the Vice President of Risk Management and Strategic Projects.  This group constitutes a new level of experienced, qualified, professional managers for the Company.

In addition, the Company has hired a new General Manager for the Operations of the Spencer and Milford production facilities, and has re-built the remaining manufacturing management team, with the combination of experience and tribal knowledge of our products and industry, combined with the lean manufacturing leadership and execution skills that the Company lacked previously.

These changes have accelerated the internal operational and financial reorganization efforts that started in 2009, as well as the external strengthening of relationships and opportunities.  While we have made significant progress, especially in the areas of rebuilding customer trust and credibility, and in accelerating operational changes, the challenges the Company has been working through will take some more time to show effect.

As noted in our condensed consolidated financial statements, the Company has become even more aggressive in analyzing and acting on the opportunities for growth and opportunities for risk management.  We have made aggressive, bold changes to clean up underperforming segments and assets.  The internal reorganization and initiatives have eliminated the unprofitable and/or unnecessary aspects of the business, allowing us to focus our efforts on our core customers, core products, and our core people.

Looking ahead to the balance of fiscal 2011, management is projecting a continuation of the seasonal pattern experienced by the Company, with sales reaching annual lows in the third quarter of our fiscal year, and a strong finish in the fourth quarter.  During the normally slow sales period of the third quarter, the Company will focus on implementing long-term lean initiatives and preparing manufacturing operations for the next 24 month period, while we build inventory for the coming season.  The third quarter is historically a period of very light sales, and therefore heavy losses from operations.  We do not anticipate that changing this year, as we continue to make the long-overdue changes to our manufacturing processes to optimize our long-term efficiencies.  We believe that the work we are doing should make this year the last year of the seasonally heavy losses in this time of year, with better balance between the lows and the highs of our seasonality in the years ahead.

Looking further out over the next 12-24 months, management projects growth in both revenues and margins, based on many factors, including the response of the industry to the initiatives mentioned above, as well as the continued operational efficiencies gained from the efforts and initiatives of the past 24 months.  The Company anticipates contribution margins over the next 12-24 month period to range between 25% and 45% of revenue, depending on the segment. The ATV Accessories segment is expected to maintain its long-time average of 40% and above contribution margins. The Imdyne segment is expected to have contribution margins in the range of 25%-30% of revenue.  Overall gross margins, after manufacturing overhead, are expected to exceed 30% of revenues in that same period.  Further, for the next 12-24 months, management believes we can reduce our operating expenses to average between 20%-25% of revenues.

Current management and the Board of Directors has a strong focus on returning the Company to profitability and feels that the recent changes and aggressive implementation of the sales, marketing and operating style previously used by Cycle Country will return the Company to the profitability of its past.  Focusing on delivering value to our core customers through dependable, high-quality products in our core product line, backed by an experienced, professional team of our core people will continue to bring us back market share that has been lost through expensive, distracted, previously used by initiatives, while giving us operating efficiencies that return us to profitability.

Overview for the Three Months Ended March 31, 2011 and 2010 (Unaudited)

The following is a summary of the results of operations for the three months ended March 31, 2011 and March 31, 2010 (Unaudited):

	Three Months Ended March 31,
	2011		2010
	(Unaudited)		(Unaudited)

Total revenue	$2,698,018	100.00%	$2,187,383	100.00%

Cost of goods sold	2,548,828	94.47%	1,455,739	66.55%
Lower of cost or market adjustment	480,918	17.82%	—	0.00%

Gross profit (loss)	(331,728)	(12.29)%	731,644	33.45%

Selling, general, and administrative expenses	(1,394,157)	(51.67)%	(1,005,343)	(45.96)%
Fraud expense	—	0.00%	(134,775)	(6.16)%

Loss from operations	(1,725,885)	(63.96)%	(408,474)	(18.67)%

Other expense (net)	(13,396)	(0.50)%	(24,312)	(1.11)%

Loss before benefit from income taxes	(1,739,281)	(64.46)%	(432,786)	(19.78)%

Income tax benefit	598,394	22.18%	172,742	7.90%

Net loss from continuing operations	(1,140,887)	(42.28)%	(260,044)	(11.88)%

Loss from discontinued operations, net of tax	(267,360)	(9.91)%	(28,427)	(1.30)%

Net loss	$(1,408,247)	(52.19)%	$(288,471)	(13.18)%

For the three months ended March 31, 2011, the Company reported a net loss of $1,408,247 or 52% of total revenue.  This compares to the three months ending March 31, 2010 during which the Company recorded a net loss of $288,471 or 13%

of total revenue.  These losses include significant one-time charges, such as $480,918 for lower of cost or market inventory adjustments, $267,360 for losses from discontinued operations, and approximately $250,000 related to discounts and allowances under a program which is no longer offered.  These one-time, non-recurring expenses account for approximately $1,000,000 of the loss.  In addition, our steel-based commodity material expenses increased over 50%, causing our total materials expense to increase 17% over the three-month period.

Net revenues for the period increased approximately 23% over the same period in fiscal year 2010.  However, after adjusting for the loss of approximately 17% of our total revenue for the same period last year from the unprofitable customers that we discontinued serving, as noted elsewhere, our total revenue is up closer to 40%.  Revenue increased for the Cycle Country ATV Accessories segment by approximately 45%, due to continued seasonally favorable weather throughout the winter, as well as additional sales due to strengthened customer relationships.  Net revenues were discounted approximately $249,500, or approximately 8% of the gross sales of the quarter ending March 31, 2011, due to the accrual of additional expenses related to a discontinued, unnecessary marketing program.  Sales in the Imdyne segment decreased approximately 16%, though when adjusted for the loss of the unprofitable customers, the Imdyne segment was up approximately 50%.

Gross margins for the quarter ending March 31, 2011 were a negative 12.29% of revenue, after the adjustments for one-time charges.  However, without the one-time charges, the gross margins for the quarter would have been a positive 14.65% of revenue.

The following is a summary of the results of operations by segment for the three months ended March 31, 2011 and March 31, 2010 (unaudited):

	For the Three Months Ended		Increase	Increase
	March 31,	March 31,	(Decrease)	(Decrease)
	2011	2010	$	%
	(Unaudited)	(Unaudited)

Net revenue by segment
Cycle Country ATV Accessories	$2,010,043	$1,386,620	$623,423	44.96%
Imdyne	652,449	773,374	(120,925)	(15.64)%

Total segment revenue	2,662,492	2,159,994	502,498	23.26%

Freight income	35,526	27,389	8,137	29.71%

Total combined revenue	$2,698,018	$2,187,383	$510,635	23.34%

Gross profit (loss) by segment
Cycle Country ATV Accessories	$(241,525)	$641,067	$(882,592)	(137.68)%
Imdyne	(90,203)	90,577	(180,781)	(199.59)%

Total gross profit (loss)	(331,728)	731,644	(1,063,372)	(145.34)%

Sales, general and administrative	(1,394,157)	(1,005,343)	(388,814)	38.67%
Fraud expense	—	(134,775)	134,775	(100.00)%
Interest income and expense	(73,567)	(70,855)	(2,712)	3.83%
Other income and expense	60,171	46,543	13,628	29.28%
Income tax benefit	598,394	172,742	425,652	246.41%

Net loss from continuing operations	(1,140,887)	(260,044)	(880,843)	338.73%

Loss from discontinued operations, net of tax	(267,360)	(28,427)	(238,933)	840.50%

Net loss	$(1,408,247)	$(288,471)	$(1,119,776)	388.18%

Overview for the Six Months Ended March 31, 2011 and 2010 (Unaudited)

The following is a summary of the results of operations for the six months ended March 31, 2011 and March 31, 2010 (Unaudited):

	Six Months Ended March 31,
	2011		2010
	(Unaudited)		(Unaudited)

Total revenue	$6,895,911	100.00%	$6,241,391	100.00%

Cost of goods sold	5,906,255	85.65%	4,218,484	67.59%
Lower of cost or market adjustment	480,918	6.97%	—	0.00%

Gross profit	508,738	7.38%	2,022,907	32.41%

Selling, general, and administrative expenses	(2,568,470)	(37.25)%	(1,854,964)	(29.72)%
Fraud expense	—	0.00%	(134,775)	(2.16)%

Loss from operations	(2,059,732)	(29.87)%	33,168	0.53%

Other expense (net)	(85,070)	(1.23)%	(72,211)	(1.16)%

Loss before benefit from income taxes	(2,144,802)	(31.10)%	(39,043)	(0.63)%

Income tax benefit	744,021	10.79%	20,385	0.33%

Net loss from continuing operations	(1,400,781)	(20.31)%	(18,658)	(0.30)%

Loss from discontinued operations, net of tax	(294,327)	(4.27)%	(42,536)	(0.68)%

Net loss	$(1,695,108)	(24.58)%	$(61,194)	(0.98)%

For the six months ended March 31, 2011, the Company reported a net loss of $1,695,108 or 25% of total revenue.  This compares to the six months ending March 31, 2010 during which the Company recorded a net loss of $61,194 or about 1% of total revenue. These losses in the first six months of fiscal year 2011 include significant nonrecurring charges, such as approximately $270,000 for one-time severance expense and signing bonuses, $480,918 for lower of cost or market inventory adjustments, $294,327 for losses from discontinued operations, and approximately $308,000 for discounts and allowances related to a program no longer offered.  These one-time, non-recurring expenses account for approximately $1,100,000 of the loss.  In addition, our steel-based commodity material expenses increased over 50%, causing our total materials expense to increase 11% over the six-month period.

Net revenues for the period increased approximately 10% over the same period in fiscal year 2010.  However, after adjusting for the loss in revenue from the unprofitable customers that we discontinued serving, as noted elsewhere, our total revenue for the six month period is up closer to 25%.  Revenue increased for the Cycle Country ATV Accessories segment by approximately 18%, due to continued seasonally favorable weather throughout the six months of our busy season.  Sales in the Imdyne segment decreased approximately 13%, though when adjusted for the loss of the unprofitable customers, the core Imdyne segment grew approximately 50% for the six-month period.

Gross margins for the six months ending March 31, 2011 were 7.38% of revenue, after the adjustments for one-time charges.  However, without the one-time charges, the gross margins would have been 18.02% of revenue.

The following is a summary of the results of operations by segment for the six months ended March 31, 2011 and March 31, 2010 (Unaudited):

	For the Six Months Ended		Increase	Increase
	March 31,		(Decrease)	(Decrease)
	2011	2010	$	%
	(Unaudited)

Net revenue by segment
Cycle Country ATV Accessories	$5,496,779	$4,642,778	$854,001	18.39%
Imdyne	1,341,825	1,548,131	(206,306)	(13.33)%

Net revenue by segment	6,838,604	6,190,909	647,695	10.46%

Freight income	57,307	50,482	6,825	13.52%

Total combined revenue	$6,895,911	$6,241,391	$654,520	10.49%

Gross profit (loss) by segment
Cycle Country ATV Accessories	$556,474	$1,859,768	$(1,303,294)	(70.08)%
Imdyne	(47,736)	163,139	(210,876)	(129.26)%

Total gross profit	508,738	2,022,907	(1,514,169)	(74.85)%

Sales, general and administrative	(2,568,470)	(1,854,964)	(713,506)	38.46%
Impairment of intangibles	—	(134,775)	134,775	(100.00)%
Interest income and expense	(172,316)	(153,242)	(19,074)	12.45%
Other income and expense	87,246	81,031	6,215	7.67%
Income tax benefit	744,021	20,385	723,636	3,549.85%

Net loss from continuing operations	(1,400,781)	(18,658)	(1,382,123)	7,407.51%

Loss from discontinued operations, net of tax	(294,327)	(42,536)	(251,791)	591.95%

Net loss	$(1,695,108)	$(61,194)	$(1,633,914)	2,670.05%

BUSINESS SEGMENTS

As more fully described above in Note 7 to the condensed consolidated financial statements included elsewhere in this filing, the Company operates four reportable business segments.  As described in Note 9 to the condensed consolidated financial statements, the Company has segregated two of the segments into discontinued operations.

Cycle Country ATV Accessories is vertically integrated and utilizes a two-step distribution method.  Our contract manufacturing segment, Imdyne, deals directly with other original equipment manufacturers (OEMs).

Revenue

Revenue increased approximately 45% or $623,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 in the Cycle Country ATV Accessories segment.  Sales for the six months ended March 31, 2011 increased to approximately $5,497,000 for this segment compared to approximately $4,643,000 for the six months ended March 31, 2010.  The increase of approximately $854,000 is due to increased sales throughout our customer base as this segment benefited from increased snow fall throughout North America and Europe this winter.

The Imdyne segment reported sales of approximately $652,000 and $773,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.  As of October 1, 2010, management made the decision to discontinue processing orders for customers that were not profitable for the Company, which resulted in a decrease in sales from those customers.  These customers represented approximately 17% of last year’s total sales or approximately 65% of the sales of the Imdyne segment in the fiscal year ended September 30, 2010.  However, sales increased for other, more profitable, existing customers, replacing much of those sales that were those lost, resulting in a net decrease for the period of only approximately $121,000.  Revenues for the segment were approximately $1,342,000 and $1,548,000 for the six month periods ended March 31, 2011 and March 31, 2010, respectively, a decrease of 14% for the six month period, again, due to sales to customers which were deliberately discontinued.

Cost of Goods Sold

The following table details components of direct costs of goods sold by segment as a percentage of sales:

	For the Three Months Ended
	March 31, 2011		March 31, 2010
	(Unaudited)		(Unaudited)
	ATV	Imdyne	ATV	Imdyne
	% of Net Sales		% of Net Sales
Materials	57.46%	64.26%	39.87%	61.60%
Direct labor	4.64%	7.66%	3.82%	6.85%
Mfg variance	(0.54)%	(1.04)%	(1.72)%	1.02%
Subcontract	1.03%	1.19%	0.59%	1.53%
Royalty	0.13%	0.00%	0.44%	0.00%
Burden	14.21%	12.57%	7.22%	7.28%
Mfg overhead	14.93%	23.01%	4.83%	11.25%
	91.86%	107.65%	55.05%	89.53%

The cost of materials as a percentage of revenue has increased significantly this year.  The cost of material for the Cycle Country ATV Accessories segment increased from approximately 40% for the three months ended March 31, 2010 to approximately 57% for the three months ended March 31, 2011.  The biggest change came in our steel-based raw materials and component parts.  The Company attempted to manage the rapid increase in steel prices, but was only able to mitigate, rather than prevent, the impact on the cost of goods sold and, therefore, margins.  On average, the commodity steel market is up approximately 50% since October 1, 2011.  As our products are primarily steel-based, our total costs of materials are up 17% overall for the quarter ended March 31, 2011.

Direct labor increased for all segments which is due, in part, to additional wages paid to prosecution employees, as well as to additional labor expenses allocated.

Manufacturing overhead applied to burden increased and for the three months ended March 31, 2011 was approximately $368,000 compared to approximately $156,000 applied for the three months ended March 31, 2010.

Manufacturing overhead increased for the Cycle Country ATV Accessories and Imdyne segment as we were unable to absorb all of the manufacturing overhead into our products.

	For the Six Months Ended
	March 31, 2011		March 31, 2010
	(Unaudited)		(Unaudited)
	ATV	Imdyne	ATV	Indyne
	% of Net Sales		% of Net Sales
Materials	53.11%	59.63%	42.17%	59.34%
Direct labor	4.61%	7.13%	3.51%	6.65%
Mfg variance	0.07%	1.56%	(0.20)%	1.13%
Subcontract	0.99%	1.18%	0.67%	1.18%
Royalty	0.12%	0.00%	0.27%	0.00%
Burden	14.04%	16.21%	9.31%	12.55%
Mfg overhead	9.90%	15.11%	4.97%	9.61%
	82.84%	100.82%	60.70%	90.46%

The cost of materials increased from approximately 42% of net sales to approximately 53% of net sales for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.  On average, the commodity steel market is up approximately 50% since October 1, 2011.  As our products are primarily steel-based, our total costs of materials are up 11% overall for the six months ended March 31, 2011.

Direct labor as a percentage of sales increased for both segments which is due to increases in wages paid to production employees.

Burden expense increased from approximately $432,000 to approximately $771,000 in the Cycle Country ATV Accessories segment for the six months ended March 31, 2010 and 2011, respectively.  For the same periods, burden for the Imdyne segment was approximately $194,000 and $217,000.  The increase in the Cycle Country ATV Accessories segment is due, in part, to increased sales.

Expenses

Our selling, general and administrative expenses were approximately $1,394,000 and $1,005,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.

The significant changes in expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 were:

•                  Wage expense increased approximately $270,000 due to the one-time charges related to the hiring of sales, engineering, and operational management and the severance expense of prior management.  One-time signing bonuses of $195,000 were accrued and severance and other expenses were accrued in the amount of $75,000 totaling $270,000 for the quarter.

•                  Promotion expense increased due to costs associated with a non-recurring, failed marketing program, based on the Company’s prior sales and marketing management’s unnecessary dealer incentives.  In addition, the Company retained a full-service marketing agency with a cost of $30,000 for the three-month period.

For the six months ended March 31, 2011 and 2010, selling, general and administrative expenses were approximately $2,568,000 and $1,859,000, respectively.

The significant changes in expenses for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 were:

•                  Wage expense increased approximately $420,000 due in part to charges related to the hiring of sales, engineering, and operational management and the one-time severance expense of the prior CEO and other employees.  Signing bonuses of $195,000 were accrued and severance and other expenses were accrued in the amount of $75,000.   Effective July 1, 2010, the Company entered into an employment agreement with Robert Davis, its Chief Financial Officer and Chief Operating Officer.  Prior to that time, Mr. Davis had been the Interim Chief Financial Officer and was compensated as a consultant.

•                  Promotion expense increased on costs associated with marketing promotions, an agency retainer, and buyback programs.

•                  Professional fees increased approximately $100,000 due, in part, to fees associated with SEC filing requirements and legal and audit expenses, including those related to the departure of the former Chief Executive Officer.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $147,830 as of March 31, 2011 compared to $28,939 as of September 30, 2010.  Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

Working Capital

Net working capital was a negative $1,047,984 as of March 31, 2011 compared to positive $1,205,268 as of September 30, 2010.  The working capital ratio was 0.80 and 1.22 as of March 31, 2011 and September 30, 2010, respectively.

The following table summarizes the Company’s sources and uses of cash and equivalents for the periods indicated:

	Six Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net cash provided by operating activities from continuing operations	$1,606,159	$1,329,498
Net cash used for investing activities in continuing operations	(73,326)	(154,637)
Net cash used for financing activities from continuing operations	(1,771,123)	(1,150,047)
Net cash provided by discontinued operations	357,181	14,443
	$118,891	$39,257

The Company’s principal uses of cash are to pay operating expenses, acquire necessary equipment and to make debt service payments.  During the six months ended March 31, 2011, the Company used cash to make principal payments of approximately $451,000 against long-term debt and paid down approximately $1,172,000 on its lines of credit.

Capital Resources

Management believes that existing cash balances, cash flow to be generated from operating activities, and income tax refunds receivable and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations and capital expenditure requirements for the next twelve months.  Subsequent to March 31, 2011, the Company received the federal tax refund receivable noted on the condensed consolidated balance sheet.  The Company is not considering any major capital investment for at least the next three months.

As of March 31, 2011 and as of September 30, 2010, the Company was in violation of its current ratio and term debt coverage ratio covenants in its loan agreements with its lender.  As of January 17, 2011, the Company and its lender entered into the Seventh Amendment to the Secured Credit Agreement and Waiver (“Amendment 7”).  Under the terms of Amendment 7, the lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010, December 31, 2010 and the Company’s anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, to waive the Company’s noncompliance with the Term Debt Coverage Ratio as of September 30, 2010, December 31, 2010, and the Company’s anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011.

As of March 30, 2011, the Company and its lender entered into an Eighth Amendment to the Secured Credit Agreement and Waiver (“Amendment 8”).  Amendment 8 replaces Amendment 7 with a Revolving Credit Agreement in an amount not to exceed $2,000,000, maturing on June 1, 2011.

Management expects to be able to comply with the requirements of Amendment 8 and has been working steadily to secure a commitment for funding from an asset-based lender. Management believes this is an appropriate financing vehicle for its operations and expects this action to have a positive impact on the Company’s working capital through fiscal year 2011 and beyond.  Further, this funding will help to continue the stabilization and turnaround of the Company while facilitating continued growth.  The failure to obtain a replacement lender by June 1, 2011 could result in the lender foreclosing on its security interest resulting in a significant disruption to the Company’s operations.

Our continued existence is dependent upon or ability to generate cash and to market and sell our products successfully.  However, there are no assurances whatsoever that we will be able to borrow further funds from our lender or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates the estimates including those related to bad debts, inventory valuations of long lived assets and the recoverability of fraud expense.  The Company bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

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

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets long lived asset valuation would increase income in the period such determination was made.

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

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2011. Our management is in the process of addressing the above material weakness, as updated above, and is utilizing the services of an outside accounting firm to assist with this process. We believe this will help remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2011.

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Robert Davis
Robert Davis
Interim Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Robert Davis	Chief Financial Officer, Chief Operating Officer, Interim Chief Executive Officer, Treasurer, Secretary and Director	May 23, 2011
Robert Davis	(principal executive, financial and accounting officer)

/s/ Paul DeShaw	Director	May 23, 2011
Paul DeShaw