Form 10-Q
period 2011-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2011-08-23
CIK 1157758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number: 001-31715

Cycle Country Accessories Corp.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

42-1523809
(IRS Employer Identification No.)

1701 38th Ave W, Spencer, Iowa 51301
(Address of principal executive offices)

 (712) 262-4191
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”,  “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 22, 2011, there were 6,353,843 shares outstanding of the registrant’s common stock, par value $0.0001 per share.

Cycle Country Accessories Corp.

Part I   Financial Information
Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet
	June 30,	September 30,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$23,350	$28,939
Accounts receivable, net	390,070	1,879,491
Inventories	3,126,074	2,716,639
Income taxes receivable	4,371	640,733
Deferred income taxes	518,000	299,000
Prepaid expenses and other	101,314	320,475
Assets held for sale	139,033	795,439
Total current assets	4,302,213	6,680,716

Property, plant and equipment, net	9,481,534	9,809,351
Intangible assets, net	59,620	161,957
Other assets	16,600	7,413

Total assets	$13,859,968	$16,659,437

Liabilities and Stockholders' Equity
Current Liabilities
Disbursements in excess of bank balances	$121,334	$387,141
Accounts payable	2,001,430	689,030
Accrued expenses	1,416,178	959,433
Bank line of credit	2,000,000	2,700,000
Current portion of notes payable	434,962	699,681
Liabilities related to assets held for sale	21,362	12,409
Current portion of deferred gain	-	27,754
Total current liabilities	5,995,266	5,475,448

Long-Term Liabilities
Notes payable, less current portion	2,149,333	2,478,279
Deferred income taxes	697,000	1,587,000
Total long term liabilities	2,846,333	4,065,279
Total liabilities	8,841,599	9,540,727

Stockholders' Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,353,843 and 5,934,853 shares issued and outstanding, respectively	635	593
Additional paid-in capital	12,223,012	12,197,101
Accumulated deficit	(7,205,278)	(5,078,984)
Total stockholders' equity	5,018,368	7,118,710

Total liabilities and stockholders' equity	$13,859,968	$16,659,437

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenue

Net sales	$911,874	$1,783,457
Freight income	17,116	13,551

Total revenues	928,990	1,797,008

Cost of goods sold	589,091	1,542,269
Gross profit	339,899	254,739

Selling, general, and administrative expenses	905,659	988,770
Total operating expenses	905,659	988,770

Loss from operations	(560,761)	(734,030)

Other income (expense)

Interest expense	(71,749)	(79,201)
Miscellaneous	84.043	35,738
Total other income (expense), net	12,295	(43,463)

Loss from continuing operations before income tax benefit	(548,466)	(777,493)

Benefit from income taxes	203,020	265,793

Net loss from continuing operations	(345,446)	(511,699)

Loss from discontinued operations, net of tax	(85,746)	(71,842)

Net loss	$(431,191)	$(583,541)

Weighted average shares of common stock
Basic	6,353,843	5,877,697

Diluted	6,353,843	5,877,697

Loss per basic and diluted share:
Continuing Operations	$(0.05)	$(0.09)

Discontinued Operations	$(0.01)	$(0.01)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries Condensed Consolidated Statements of Operations

	Nine Months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenue

Net sales	$7,750,480	$7,974,366
Freight income	74,386	61,350
Total revenues	7,824,866	8,035,715

Cost of goods sold	6,495,312	5,758,063
Lower of cost or market adjustment	480,918	-
Gross profit	848,636	2,277,653

Selling, general, and administrative expenses	3,460,662	2,843,736
Fraud expense	-	134,775
Total operating expenses	3,460,662	2,978,511

Loss from operations	(2,612,026)	(700,859)

Other income (expense)
Interest expense	(244,064)	(232,446)
Interest income	-	3
Gain (loss) on sale of assets	(8,466)
Miscellaneous	171,289	116,769
Total other expense, net	(81,241)	(115,674)

Loss from continuing operations before income tax benefit	(2,693,267)	(816,533)

Benefit from income taxes	947,041	286,181

Net loss from continuing operations	(1,746,226)	(530,351)

Loss from discontinued operations, net of tax	(380,071)	(114,382)

Net loss	$(2,126,297)	$(644,734)

Weighted average shares of common stock
Basic	6,343,929	5,981,382

Diluted	6,343,929	5,981,382

Loss per basic and diluted share:
Continuing Operations	$(0.28)	$(0.09)

Discontinued Operations	$(0.06)	$(0.02)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(1,746,226)	$(530,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	472,667	533,724
Amortization	1,168	1,052
Reserve for bad debts	60,000	-
Lower of cost or market adjustment	480,918	-
Share-based compensation	-	45,250
(Gain) loss on sale of property, plant and equipment	8,466	(11,231)
Fraud recovery	-	(120,000)
Change in:
Accounts receivable	1,425,089	1,114,069
Inventories	(605,305)	(476,715)
Income tax receivable	636,362	(376,360)
Prepaid expenses, net	219,161	(37,405)
Other assets	(9,187)	30,981
Accounts payable, net	1,307,551	386,807
Deferred income taxes	(1,109,000)	88,000
Accrued expenses	483,915	(43,351)

Net cash provided by operating activities from continuing operations	1,625,578	604,473

Cash Flows from Investing Activities from Continuing Operations
Purchase of property, plant and equipment	(126,661)	(232,200)
Purchase of intangible assets, net	(11,380)	(5,036)
Proceeds from sale of property, plant and equipment	25,996	12,500

Net cash used for investing activities in continuing operations	(112,045)	(224,736)

Cash Flows from Financing Activities from Continuing Operations:
Disbursements in excess of bank balances	(265,807)	(208,559)
Payments on bank notes payable	(593,665)	(638,952)
Advance on development loan	-	60,000
Bank line of credit, net	(700,000)	470,000

Net cash used for financing activities from continuing operations	(1,559,472)	(317,511)

Cash Flows from Discontinued Operations:
Cash provided by operating activities	40,350	(39,919)
Net cash (used for) provided by discontinued operations	40,350	(39,919)

Net increase (decrease) in cash and cash equivalents	(5,589)	22,304

Cash and cash equivalents, beginning of period	28,939	27,490

Cash and cash equivalents, end of period	$23,350	$49,794

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
	Nine Months ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest	$244,069	$228,510

Supplemental schedule of non-cash investing and financing:

Recovery of treasury shares from fraud	$-	$120,000

Issuance of common stock and options for payment of compensation	$-	$41,250

Issuance of common stock for payment of director fees	$-	$4,000

Disposal of fixed assets	$55,124	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements for the three months and nine months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the September 30, 2010 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Nature of the Business - The Company has two distinct segments engaged in the design, manufacture, sale and distribution of products.  One of the segments has branded, proprietary products, and the other is a contract manufacturing division.  The largest segment, Cycle Country ATV Accessories, designs, manufactures and sells a popular selection of branded accessories for vehicles in the Powersports industry which are sold to various wholesale distributors throughout the United States of America, Canada, Mexico, South America, Europe, and Asia.  Imdyne is engaged in the design, manufacture and assembly of an array of parts for original equipment manufacturers (OEMs) and other customers.  The Company has offices in Minnetonka, MN and Spencer, IA, and has approximately 160,000 square feet of modern manufacturing facilities including its owned building in Spencer and leased space in Milford, IA.

The Company records assets, liabilities, revenues and expenses associated with two other segments as discontinued operations for all periods presented.  Plazco manufactures, sells, and distributes injection-molded plastic products for vehicles such as golf cars, and low-speed vehicles (LSVs).  Perf-Form manufactures, sells, and distributes oil filters for the Powersports industry, including ATVs, UTVs and Motorcycles.  As more fully disclosed in Note 9, during the nine months ended June 30, 2011 the Company has concluded that these segments do not fit within the long-term strategic plans of the Company.

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

Sales were recorded net of sales discounts, returns and allowances.  Sales discounts and allowances were approximately $211,000 and $73,000 for the three months ended June 30, 2011 and 2010, respectively.  For the nine months ended June 30, 2011 and 2010, sales discounts and allowances were approximately $827,000 and $543,000, respectively.  Of these amounts, discounts and allowances related to continuing operations were approximately $206,000 and $66,000 for the three months ended June 30, 2011 and 2010 respectively and $811,000 and $532,000 for the nine months ended June 30, 2011 and 2010, respectively.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

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

Individual trade accounts receivable are periodically evaluated for collectability based on past credit history and their current financial condition.  Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible.  While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts.  To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts.  The allowance for doubtful accounts was $75,000 and $15,000 at June 30, 2011 and September 30, 2010, respectively.  It is at least reasonably possible that the Company’s estimate will change in the future.

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

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

As discussed more fully in Note 9, the Company concluded that the Perf-Form and Plazco segments may not fit within the long-term strategic plans for the Company.  As such, the Company determined that indicators of potential impairment existed in the value of trademarks and patents for its Perf-Form segment.  Plazco’s intangible assets had been previously fully amortized.  Recoverability of intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset.  If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques, including discounted cash flow models, quoted or estimated market values and third party appraisals, as considered necessary.  This analysis did not support the carrying value of the intangible assets for the Perf-Form segment and, therefore, an impairment charge in the amount of $100,000 for trademarks and $10,186 for unamortized patents was recognized on March 31, 2011.  These charges are included in discontinued operations.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2008.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of October 1, 2010 or June 30, 2011 and such uncertain tax positions as of each reporting date are insignificant.

Earnings (Loss) Per Share - Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if stock options or other share-based awards were exercised, by dividing net income by the weighted average number of shares and share equivalents during the period.  See Note 6 for details regarding basic and diluted earnings per share.

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

Advertising - Advertising consists primarily of trade magazine advertisements, product brochures and catalogs, and trade shows.  Advertising expense totaled approximately $35,000 and $45,000 for the three months ended June 30, 2011 and 2010 respectively and $122,000 and $110,000 in the nine month period ended June 30, 2011 and 2010 respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

Research and Development Costs - Research and development costs are expensed as incurred.  Research and development costs totaled approximately $154,000 and $74,000 in the three month periods ended June 30, 2011 and 2010, respectively, and totaled approximately $365,000 and $251,000 for the nine months ended June 30, 2011 and 2010 respectively and are included in selling, general and administrative expenses and cost of goods sold in the accompanying condensed consolidated statements of operations.

Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods.  Shipping and handling costs totaled approximately $34,000 and $65,000 in the three months ended June 30, 2011 and 2010, respectively and totaled approximately $152,000 and $204,000 in the nine months ended June 30, 2011 and 2010, respectively, and are included in cost of goods sold in the accompanying condensed consolidated statements of operations.

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

Fair Value of Financial Instruments - The Company utilizes Financial Accounting Standards Board ASC 820 “Fair Value Measurements” which defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements.  At June 30, 2011, the Company does not have any financial or nonfinancial assets or liabilities that would require fair value recognition or disclosures under ASC 820.

The Company estimates that the fair value of all financial instruments at June 30, 2011 approximates their carrying values in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using appropriate valuation methodologies.  As a result of its analysis of intangible assets, the Company reduced the book value of intangible assets related to the Perf-Form segment to $0 in March 2011. The impairment charge of approximately $110,000 is included in the loss from discontinued operations for the nine month period ended June 30,2011.

Note 2. Misappropriation of Funds

The Company previously reported the misappropriation of funds by its then-Chairman of the Board of Directors and Audit Committee Chairman, Mr. L. G. Hancher Jr. in the fiscal year ended September 30, 2009.  This misappropriation of funds was related to a plan for the Company to purchase shares of its own stock which was to be completed by Mr. Hancher on the Company’s behalf (the “Stock Buyback”) in fiscal 2009.

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

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

On May 9, 2011, the Company entered into a settlement agreement with Mr. Hancher.  In this agreement, Mr. Hancher and the Company settled the adversary proceedings in exchange for a non-dischargeable judgment in the amount of $600,000.  In doing so, the Company did not limit the size of the claim, but rather, agreed that the amount of $600,000 was non-dischargeable by Mr. Hancher in his pending bankruptcy case.  Through this negotiated settlement, the Company was able to protect its future recovery without the additional expense of continuing the pursuit of a judgment in federal court against Mr. Hancher, and without the expense of defending its claim in Mr. Hancher's bankruptcy case.

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

At this time, it is not believed that this will result in restitution to the Company in the foreseeable future, based on the information provided in the filings in Mr. Hancher’s pending bankruptcy case.

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

Though we routinely do this analysis each quarter, as discussed more fully in the Executive-level Overview of Item 2, Management Discussion and Analysis, the changes in our senior sales, marketing, and product development management that took place in our second quarter (which were more fully disclosed in our Form 10-Q filing for the period ended March 31, 2011), allowed us to analyze the inventory from a fresh perspective.  This evaluation concluded that the need existed to more aggressively challenge the prior sales and marketing team’s processes and conclusions.

Therefore, during the three months ended March 31, 2011, management evaluated the carrying amount of inventory as it compared to the market values.  As a result of the evaluation, the Company recorded an adjustment to inventory in the amount of $480,918.  This charge is recorded in the condensed consolidated financial statements as a lower of cost or market adjustment.  During that same period, the company adjusted inventory held in the segments identified as discontinued operations to lower of cost or market, as well.  This adjustment totaled $223,134 and is included in the net loss from discontinued operations. For the three month period ended March 31, 2011, these two adjustments to inventory totaled $704,052.

During the three months ended June 30, 2011, management evaluated the carrying amount of inventory as it compared to the market values, and found no further adjustments were necessary under the present market conditions.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

The major components of inventories are as follows:

	June 30,	September 30,
	2011	2010
	(Unaudited)

Raw Material	$914,318	$895,688
Work in Process	80,864	68,631
Finished Goods	2,280,892	1,902,320
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$3,126,074	$2,716,639

Management has evaluated the Company’s inventory reserve based on historical experience and current economic conditions and determined that, after the adjustments of lower of cost or market noted above, an inventory reserve of approximately $150,000 at June 30, 2011 and September 30, 2010 remains appropriate.  It is reasonably possible the inventory reserve will change in the near future.

Note 4. Line of Credit:

The Company entered into a Secured Credit Agreement which provided for a line of credit (“Line of Credit One”) with BankMidwest, (the “Lender”), on August 1, 2001, for the lesser of $1,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory.  Line of Credit One has an interest rate at 8%.  At June 30, 2011 and September 30, 2010 there was $1,000,000 due on Line of Credit One.

On July 16, 2010, the Company entered into an agreement with the Lender to replace Line of Credit Two with a new, larger facility, (“Line of Credit Three”).  Under the terms of Line of Credit Three, the Company has added an additional line of credit for the lesser of $1,700,000 or 80% of eligible accounts receivable and 50% of inventory and bears interest at 8%.  The note is collateralized by all of the Company’s assets.  The balance of Line of Credit Three was $1,000,000 and $1,700,000 as of June 30, 2011 and September 30, 2010, respectively.

Lines of Credit One and Three contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the Lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  In addition, the Company is required to maintain a minimum working capital ratio and shall not declare or pay any dividends or any other distributions without the consent of the Lender.  As more fully described in Note 5, as of and for the three months and nine months ended June 30, 2011, the Company was not in compliance with some of its covenants with the Lender.

On January 17, 2011, the Company and the Lender entered into the Seventh Amendment to the Secured Credit Agreement and Waiver (“Amendment 7”).  Amendment 7 modified Line of Credit One and Line of Credit Three to extend the maturities of each line of credit until March 31, 2011.

On March 31, 2011, the Company and the Lender entered into the Eighth Amendment to the Secured Credit Agreement and Waiver (“Amendment 8”).  Amendment 8 modified Line of Credit Three to reduce the amount of the Line from $1,700,000 to a new amount not to exceed $1,000,000.  Agreement 8 matured on June 1, 2011, and was modified on June 9, 2011 to extend the maturity to August 1, 2011.  The Company is currently working with the Lender to modify or extend these obligations, but as of August 22, 2011, a signed agreement has not been reached.  In addition, in June 2011, the Company announce the signing of a new term sheet with a new lender to provide a $5,000,000 credit facility for working capital.  The new credit facility, expected to close in 30 days, will replace the existing lines of credit and provide for ongoing operations.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

Note 5.  Long-Term Debt

Long term debt consists of the following:
	June 30,	September 30,
	2011	2010
	(Unaudited)

Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matured April 2011 and was secured by all Company assets.	$-	$284,263

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 5.5% until April 2012. Beginning April 2012, the interest is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April 2018 and is secured by all Company assets.	2,223,324	2,418,530

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April 2013 secured by the specific equipment acquired.	300,971	415,167

Note - Spencer Area Jobs Trust due in full March 2014 interest free and forgivable in full if the Company maintains required job levels.	60,000	60,000

Total	2,584,295	3,177,960
Less current maturities	(434,962)	(699,681)
Net	$2,149,333	$2,478,279

These secured credit agreements contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the Lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  As of and for the three and nine months ended June 30, 2011, the Company was not in compliance with the term debt coverage requirement or the working capital requirement of the agreements.

On January 17, 2011, the Company and the Lender entered into Amendment 7.  Under the terms of Amendment 7, the Lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010 and December 31, 2010 and the Company’s anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, waive the Company’s noncompliance with the Term Debt Coverage Ratio (as defined in Amendment 7) as of September 30, 2010 and December 31, 2010, and the Company’s anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011.  See Note 4 on a further description of our credit agreements.

On April 29, 2010, the Company entered into an agreement with the Spencer Area Jobs Trust (the “Trust”).  Under the terms of this agreement, the Trust advanced $60,000 to the Company under a loan which is forgivable in full if the Company maintains no less than seventy full time employment positions through February 2014.  If the Company does not maintain seventy employment positions, the amount of the loan forgiven will equal $850 for each employment position retained.  The Company will extinguish this debt amount, if any, upon notice from the Trust.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

Note 6. Earnings (Loss) Per Share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and share equivalents outstanding during the period.

The Company incurred a net loss from continuing operations of $345,445 for the three months ended June 30, 2011 and a net loss from continuing operations of $1,746,226 for the nine months ended June 30, 2011.  A net loss causes all outstanding common stock equivalents, such as certain stock options, warrants, and restricted share awards, to be antidilutive.  As a result, the basic and dilutive losses per common share are the same for the three and nine months June 30, 2011.  Common stock equivalents that are not included in diluted net loss per share were 653,485 at June 30, 2011.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for continuing and discontinued operations:

	For the three months			For the three months
	ended June 30, 2011			ended June 30, 2010
	(Unaudited)			(Unaudited)

		Weighted			Weighted
	Loss	Average Shares	Per share	Earnings	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic and Diluted EPS
Loss from continuing operations	$(345,446)	6,353,843	$(0.05)	$(511,697)	5,877,697	$(0.09)

Loss from discontinued operations	$(85,746)	6,353,843	$(0.01)	$(71,842)	5,877,697	$(0.01)

	For the nine months			For the nine months
	ended June 30, 2011			ended June 30, 2010
	(Unaudited)			(Unaudited)

		Weighted			Weighted
	Loss	Average Shares	Per share	Earnings	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic and Diluted EPS
Loss from continuing operations	$(1,746,226)	6,343,929	$(0.28)	$(530,351)	5,981,382	$(0.09)

Loss from discontinued operations	$(380,071)	6,343,929	$(0.06)	$(114,382)	5,981,382	$(0.02)

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

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

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010

The following is a summary of certain financial information related to continuing operations:
	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
	(Unaudited)			(Unaudited)
	Cycle Country ATV Accessories	Imdyne	Total	Cycle Country ATV Accessories	Imdyne	Total

Net sales	$484,078	$427,796	$911,874	$915,922	$867,536	$1,783,458
Freight income	9,808	7,307	17,116	7,004	6,547	13,551
Total Revenue	493,886	435,103	928,990	922,926	874,083	1,797,009

Cost of goods sold	192,341	396,751	589,091	829,229	713,040	1,542,269
Lower of cost or market adjustment	-	-	-	-	-	-

Gross profit	$301,545	$38,351	339,899	$93,697	$161,043	254,740

Sales, general & admin			900,659			(1,030,851)
Fraud expense			-			-
Interest expense, net			(71,749)			(79,201)
Other income /expense, net			84,043			77,820
Income tax benefit			203,020			265,793
Net loss from continuing operations			$(345,446)			$(511,699)

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2011			June 30, 2010
	(Unaudited)			(Unaudited)
	Cycle Country ATV Accessories	Imdyne	Total	Cycle Country ATV Accessories	Imdyne	Total

Net sales	$5,980,859	$1,769,621	$7,750,480	$5,558,700	$2,415,666	$7,974,366
Freight income	49,652	24,734	74,386	31,709	29,641	61,350
Total Revenue	6,030,512	1,794,355	7,824,866	5,590,409	2,445,307	8,035,715

Cost of goods sold	4,730,142	1,765,169	6,495,311	3,613,422	2,144,641	5,758,062
Lower of cost or market adjustment	480,918	-	480,918			-

Gross profit	$819,452	$29,186	848,637	$1,976,987	$300,666	2,277,653

Sales, general & admin			(3,460,663)			(2,843,736)
Fraud expense			-			(134,775)
Interest expense, net			(244,065)			(232,440)
Other income /expense, net			162,824			116,770
Income tax benefit			947,041			286,177
Net loss from continuing operations			$(1,746,226)			$(530,351)

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

GEOGRAPHIC REVENUE

The following is a summary of the Company’s revenue in different geographic areas:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
United States	$874,585	$1,621,029	$7,549,508	$7,389,383
Other Countries	54,404	175,980	275,358	646,333
Total Revenue	$928,989	$1,797,009	$7,824,866	$8,035,716

As of June 30, 2011, all of the Company’s long-lived assets are located in the United States of America.

The Company had sales to three major customers that were approximately 32%, 21% and 14% of total sales respectively for the three months ended June 30, 2011.  During the three months ended June 30, 2010, sales to the same customers were approximately 19%, 11% and 10% of total sales, respectively.  For the nine months ended June 30, 2011, sales to the same customers were approximately 15%, 23% and 17% of total sales.  During the nine months ended June 30, 2010, sales to the same customers were approximately 21% 13%, and 11% of total sales.

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

Effective July 1, 2010, the Company entered into new employment agreements with Mr. Tetzlaff and Robert Davis, as the Chief Operating Officer and Chief Financial Officer.  Under the terms of these agreements, the Company granted to each 1,005,809 shares of common stock equal to 12.5% on a fully-diluted basis of the common stock, which vest in four installments during the respective terms of the agreements with the first installment of 40% vesting October 1, 2010 and which vesting is subject to acceleration on the occurrence of certain events, including a change of control.  These awards were approved by the Company’s stockholders at the 2010 annual meeting.

Effective December 31, 2010, Mr. Tetzlaff resigned and the Company and Mr. Tetzlaff entered into a Separation Agreement and Release of Claims.  In accordance with the terms of that agreement, Mr. Tetzlaff surrendered the 402,234 shares that vested October 1, 2010, and forfeited his unvested shares.

There were no outstanding options as of June 30, 2011.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

Note 9.  Discontinued Operations

In the quarter ended March 31, 2011, the Company concluded that the Perf-Form and Plazco segments no longer fit with the long term strategic plans of the Company.  Both of these segments are outside of the Company’s core product lines and/or our core customer relationships.  Both of these segments have seen substantial decline in the past three years in sales and profitability as they lacked adequate sales,  marketing, and operational leadership.  Further, the Company has no internal expertise in engineering in either of these product segments.  As a result, with the changes in the senior management of the Company, the determination was made that these segments no longer fit the Company’s strategic plan, and therefore, these segments are reported as discontinued operations in the condensed consolidated financial statements.

In addition, the value of the Perf-Form segment did not support the carrying value of the intangible assets, and an impairment charge in the amount of $110,186 for trademarks and unamortized patents was recognized in the three months ended  March 31, 2011.

The carrying amounts of the major classes of assets and liabilities for these segments are presented below:

	As of June 30, 2011			As of September 30, 2010
	(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total
Assets:
Accounts Receivable	$61,303	$(1,542)	$59,761	$70,719	$13,337	$84,056
Inventories		-	-	367,604	124,507	492,111
Net Property, Equipment and Intangibles	77,758	1,515	79,272	105,032	114,240	219,272
Assets	$139,061	$(27)	$139,033	$543,355	$252,084	$795,439

Liabilities:
Accounts Payable	$13,414	$2,294	$15,707	$6,024	$187	$6,211
Accrued Expenses	3,375	2,280	5,655	3,684	2,514	6,198
Total Liabilities	$16,789	$4,573	$21,362	$9,708	$2,701	$12,409

Losses from discontinued operations, net of income taxes for all periods presented include the operating results of Perf-Form and Plazco and are as follows:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
	(Unaudited)			(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total

Net sales	$91,385	$19,372	$110,758	$138,340	$87,556	$225,897
Freight income	3,330	-	3,330	1,066	609	1,675
Total Revenue	94,715	19,372	114,088	139,406	88,165	227,572

Cost of goods sold	68,976	27,991	96,967	128,853	80,298	209,151

Gross profit (loss)	$25,739	$(8,620)	17,120	$10,553	$7,867	18,421
Sales, general & administrative expense			(109,797)			(127,579)
Income tax benefit			6,931			37,317
Net loss from discontinued operations			$(85,746)			$(71,842)

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011 and 2010
(Unaudited)

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2011			June 30, 2010
	(Unaudited)			(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total

Net sales	$258,977	$73,877	$332,855	$318,530	$153,402	$471,932
Freight income	3,935	1,586	5,521	4,825	2,757	7,582
Total Revenue	262,912	75,463	338,376	323,355	156,159	479,514

Cost of goods sold	392,270	173,524	565,794	322,052	155,554	477,606

Gross profit (loss)	$(129,357)	$(98,062)	(227,419)	$1,303	$605	1,908

Sales, general & administrative expense			(192,780)			(200,070)
Impairment of intangibles			(110,186)			-
Other income /expense, net			(11,596)			-
Income tax benefit			161,910			83,781
Net loss from discontinued operations			$(380,071)			$(114,382)

Note 10. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  During the three months ended June 30, 2011, the Company incurred a net loss of approximately $431,000 and for the nine months ended June 30, 2011, the Company incurred a net loss of approximately $2,126,000.  As of June 30, 2011, the Company had an accumulated deficit of approximately $7,205,000.  As discussed in Note 5, as of June 30, 2011, the Company was in violation of covenants with the Lender, a waiver for which was received.  Based on these circumstances, it raises substantial doubt about the Company's ability to continue as a going concern.  If the Company is unable to generate profits and unable to continue to obtain financing or renew existing financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.

As noted in the Company’s Form 8-K filed on June 8, 2011, the Company has signed a term sheet with a new lender for larger, replacement credit facility. This new credit facility is expected to close within 30 days.   The new credit facility is expected to be in the aggregate amount of $5,000,000, replacing the Company’s current $2,000,000 working capital facility.  The new credit facility will be used to repay the existing line of credit and to provide working capital for the ongoing operations.

While the Company is in the process of completing the restructuring of its financing, the Company expects the existing cash balances, cash flow generated from operating activities, and the available borrowing capacity under Line of Credit One and Line of Credit Three provided by Amendment 8 to be sufficient to fund operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note about Forward Looking Statements.

Certain matters discussed in this Form 10-Q are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our Form 10-K for the year ended September 30, 2010.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

Executive-Level Overview

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiary (the “Company”, “we”, “us”, or “our”) and should be read in conjunction with our condensed consolidated financial statements as of September 30, 2010, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

As we discussed in our Form 10-Q for the period ended March 31, 2011, the Company has made significant progress in accelerating the changes in our management and operations beginning January 1, 2011.  With the resignation of the former CEO and one of the Company’s outside directors on December 31, 2010, and the elevation of the Chief Financial Officer to the role of the Interim Chief Executive Officer, the Company has been able to rebuild a team of former leaders of the Company and the industry.  The Company rehired both the former Vice President of Sales and the Vice President of Product Innovation, as well as retained and elevated two key people in the positions of  Vice President of Product Implementation and the Vice President of Risk Management and Strategic Projects.  This team has revitalized our sales, marketing, and operational effectiveness.

These changes have accelerated the internal operational and financial reorganization efforts that started in 2009, as well as the external strengthening of relationships and opportunities.  While we have made significant progress, especially in the areas of rebuilding customer trust and credibility, and in implementing operational changes, the challenges the Company has been working through will take some more time to demonstrate results.

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

Looking ahead to the balance of fiscal 2011, management is projecting a continuation of the seasonal pattern experienced by the Company, with sales having reached their annual lows in the third quarter of our fiscal year, and with a prediction of a more favorable finish in the fourth quarter.  As is discussed further in this report, during the normally slow sales period of the third quarter, the Company focused on implementing long-term lean initiatives and preparation of the manufacturing operations for the next 24 month period, while we built inventory for the coming season.  The third quarter is historically a period of very light sales, and therefore heavy losses from operations.  In anticipation of the upcoming season, we made several major changes to our manufacturing processes to improve our operating efficiencies.  We believe that these improvements will help us mitigate our future seasonality.

Looking further out over the next 12-24 months, management projects growth in both revenues and margins, based on many factors, including the response of the industry to the initiatives mentioned above, as well as the continued operational efficiencies gained from the efforts and initiatives of the past 24 months.  The Company anticipates contribution margins over the next 12-24 month period to range between 25% and 45% of revenue, depending on the segment. Our goal for the ATV Accessories segment is to regain and maintain its long-time average of 40% contribution margins. Our goal for the Imdyne segment is to have contribution margins in the range of 25%-30% of revenue.  Overall, our goal is for gross margins, after manufacturing overhead, to exceed 30% of revenues in that same period.  Further, for the next 12-24 months, our goal is for our operating expenses to average between 20%-25% of revenues.

Overview for the Three Months Ended June 30, 2011 and 2010 (Unaudited)

The following is a summary of the results of operations for the three months ended June 30, 2011 and June 30, 2010 (Unaudited):

	Three Months Ended June 30,
	2011		2010
	(Unaudited)		(Unaudited)

Total revenue	$928,990	100.00%	$1,797,008	100.00%

Cost of goods sold	589,091	63.41%	1,542,269	85.82%
Lower of cost or market adjustment	-	0.00%	-	0.00%

Gross profit (loss)	339,899	36.60%	254,739	14.18%

Selling, general, and administrative expenses	(905,512)	(97.47)%	(988,770)	(55.02)%

Fraud expense	-	0.00%	-	0.00%

Loss from operations	(565,614)	(60.87)%	(734,030)	(40.85)%

Other expense (net)	17,148	1.85%	(43,463)	(2.42)%

Loss before benefit from income taxes	(548,466)	(59.03)%	(777,493)	(43.26)%

Income tax benefit	203,020	21.85%	265,793	14.79%

Net loss from continuing operations	(345,445)	(37.18)%	(511,699)	(28.47)%

Loss from discontinued operations, net of tax	(85,746)	(9.23)%	(71,842)	(4.00)%

Net loss	$(431,191)	(46.41)%	$(583,541)	(32.46)%

For the three months ended June 30, 2011, the Company reported a net loss of $431,000 or 46% of total revenue.  This compares to the three months ended June 30, 2010 during which the Company recorded a net loss of $584,000 or 32% of  total  revenue.

Total  revenue for the three months ended June 30, 2011 decreased approximately 48%, or approximately $868,000 compared to the same period in fiscal year 2010.  This drop in year-over-year revenue was attributable to two significant changes in the business.  The first was a scheduled lean manufacturing-driven shutdown of the Spencer manufacturing facility for two of the three months ended June 30, 2011 to accomplish some long-overdue operational and process improvements.  The second was attributable to a decline in revenues of approximately 50% in the Imdyne segment, after the Company's decision not to pursue contract work with unprofitable customers from the prior years.  These long-overdue operational and process improvements consisted of a series of layout and process changes in the Spencer manufacturing facility’s operational flow, as well as reorganizing the quality and inventory management processes.  In the case of Imdyne, as previously disclosed in other filings, the Company has chosen to discontinue work on contract manufacturing for customers in which the production was not profitable.  This decision, starting in the first quarter of this fiscal year, has had an impact in our overall sales in the Imdyne division.

In total, the gross margin for the quarter ended June 30, 2011 was 37%, up from 14% in the same period in fiscal year 2010.  The gross margin improvement in this quarter was attributable to continuation of the improvement in our operations as well as due to the lack of any materially-significant cleanups, allowing the Company to return to more normal margins.

The net loss for the quarter ended June 30, 2011 was $431,191, compared to a loss of $583,541 in the same period in fiscal year 2010.  This reduction of net loss was attributable to an increase in our total gross profit of approximately $85,000, as well as a reduction of sales, general, and administrative expense of more than $83,000.

The following is a summary of the results of operations by segment for the three months ended June 30, 2011 and June 30, 2010 (unaudited):

	For the Three Months Ended		Increase	Increase
	June 30,	June 30,	(Decrease)	(Decrease)
	2011	2010	$	%
	(Unaudited)	(Unaudited)

Net revenue by segment
CCAC ATV	$484,078	$915,922	$(431,844)	(47.15)%
Imdyne	427,796	867,536	(439,740)	(50.69)%

Net revenue	911,874	1,783,458	(871,584)	(48.87)%

Freight income	17,116	13,551	3,564	26.30%

Total combined revenue	$928,990	$1,797,009	$(868,020)	(48.30)%

Gross profit by segment
CCAC ATV	$301,548	$93,697	$207,851	221.83%
Imdyne	38,351	161,043	(122,693)	(76.19)%

Total gross profit	339,899	254,740	85,159	33.43%

Sales, general and administrative	900,659	(988,770)	88,111	(8.91)%

Interest income and expense	(71,749)	(79,201)	7,452	(9.41)%
Other income and expense	84,043	77,820	6,223	8.00%
Income tax benefit	203,020	265,793	(62,773)	(23.62)%

Net loss from continuing operations	(345,446)	(469,618)	124,173	(26.44)%

Loss from discontinued operations, net of tax	(85,746)	(71,842)	(13,904)	19.35%

Net loss	$(431,191)	$(541,459)	$110,268	(20.36)%

Overview for the Nine Months Ended June 30, 2011 and 2010 (Unaudited)

The following is a summary of the results of operations for the nine months ended June 30, 2011 and June 30, 2010 (Unaudited):

	Nine Months Ended June 30,
	2011		2010
	(Unaudited)		(Unaudited)

Total revenue	$7,824,866	100.00%	$8,035,716	100.00%

Cost of goods sold	6,495,312	83.01%	5,758,063	71.66%
Lower of cost or market adjustment	480,918	6.15%	-	0.00%

Gross profit	848,636	10.85%	2,277,654	28.34%

Selling, general, and administrative expenses	(3,460,662)	(44.23)%	(2,843,736)	(35.39)%
Fraud expense	-	0.00%	(134,775)	(1.68)%

Loss from operations	(2,612,026)	(33.38)%	(700,858.94)	(8.72)%

Other expense (net)	(81,241)	(1.04)%	(115,674)	(1.44)%

Loss before benefit from income taxes	(2,693,267)	(34.42)%	(816,533)	(10.16)%

Income tax benefit	947,041	12.10%	286,181	3.56%

Net loss from continuing operations	(1,746,226)	(22.32)%	(530,351)	(6.60)%

Loss from discontinued operations, net of tax	(380,071)	(4.86)%	(114,382)	(1.42)%

Net loss	$(2,126,297)	(27.17)%	$(644,734)	(8.02)%

For the nine months ended June 30, 2011, the Company reported a net loss of $2,126,297 or 27% of total revenue.  This compares to the nine months ended June 30, 2010 during which the Company recorded a net loss of $644,734 or about 8% of total revenue. These losses in the first nine months of fiscal year 2011 include significant nonrecurring charges, such as approximately $270,000 for one-time severance expense and signing bonuses, $480,918 for inventory write-downs, $294,327 for losses from discontinued operations, and approximately $308,000 for discounts and allowances related to a program no longer offered.  These one-time, non-recurring expenses account for approximately $1,353,250 of the loss.  In addition, our steel-based commodity material expenses increased over 34%, causing our total materials expense to increase 15% over the nine-month period, accounting for approximately $300,000 of the net loss.

Total revenue for the period decreased approximately 3% over the same period in fiscal year 2010.  However, after adjusting for the loss in revenue from the unprofitable customers that we discontinued serving, our total revenue for the nine month period is up approximately 16%.  Revenue increased for the Cycle Country ATV Accessories segment by approximately 8%, due to seasonally favorable weather throughout our busy snow season, which primarily runs from August through February.  Sales in the Imdyne segment decreased approximately 27%, though when adjusted for the loss of the unprofitable customers, the core Imdyne segment grew approximately 52% for the nine-month period.  The change in revenue from Imdyne’s largest OEM customer accounts for all of that growth.

Gross margins for the nine months ended June 30, 2011 were 11% of revenue, after the adjustments for one-time charges.  However, without the one-time charges, the gross margins would have been 28% of revenue.

The following is a summary of the results of operations by segment for the nine months ended June 30, 2011 and June 30, 2010 (Unaudited):
	For the Nine Months Ended		Increase	Increase
	June 30,		(Decrease)	(Decrease)
	2011	2010	$	%
	(Unaudited)

Net revenue by segment
CCAC ATV	$5,980,859	$5,558,700	$422,159	7.59%
Imdyne	1,769,621	2,415,666	(646,045)	(26.74)%

Net revenue	7,750,480	7,974,366	(223,886)	(2.81)%

Freight income	74,386	61,350	13,036	21.25%

Total combined revenue	$7,824,866	$8,035,715	$(210,849)	(2.62)%

Gross profit (loss) by segment
CCAC ATV	$819,450	$1,976,987	$(1,157,537)	(58.55)%
Imdyne	29,186	300,666	(271,481)	(90.29)%

Total gross profit	848,636	2,277,653	(1,429,017)	(62.74)%

Sales, general and administrative	(3,460,662)	(2,843,736)	(616,926)	21.69%
Fraud expense	-	(134,775)	134,775	(100.00)%
Interest income and expense	(244,065)	(232,440)	(11,625)	5.00%
Other income and expense	162,824	116,770	46,054	39.44%
Income tax benefit	947,041	286,177	660,864	230.93%

Net loss from continuing operations	(1,746,226)	(530,351)	(1,215,875)	229.26%

Loss from discontinued operations, net of tax	(380,071)	(114,382)	(265,688)	232.28%

Net loss	$(2,126,297)	$(644,734)	$(1,481,563)	229.79%

BUSINESS SEGMENTS

As more fully described above in Note 7 to the condensed consolidated financial statements included elsewhere in this filing, the Company operates four reportable business segments.  As described in Note 9 to the condensed consolidated financial statements, the Company has classified two of the segments into discontinued operations.

Cycle Country ATV Accessories is vertically integrated and utilizes a two-step distribution method.  Our contract manufacturing segment, Imdyne, deals directly with other original equipment manufacturers (OEMs).

Revenue

For the Cycle Country ATV Accessories segment, revenue decreased approximately 47% or $432,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  As noted earlier, the company shut down for two of the three months in the quarter ended June 30, 2011 to accomplish some long-overdue lean manufacturing driven operational and process improvements.  Revenues for the nine months ended June 30, 2011 increased approximately 8% to approximately $5,981,000 for this segment compared to approximately $5,559,000 for the nine months ended June 30, 2010.  The increase of approximately $422,000 is attributable to a favorable weather in our snow season, along with the solidification of our customer relations and the resulting increase in market share.

The Imdyne segment reported sales of approximately $428,000 and $867,000 for the three months ended June 30, 2011 and June 30, 2010, respectively.  As of October 1, 2010, management made the decision to discontinue processing orders for customers that were not profitable for the Company, which resulted in a decrease in sales.  These customers represented approximately 17% of  last year’s total sales or approximately 65% of the sales of the Imdyne segment in the fiscal year ended September 30, 2010.  However, sales increased for other, more profitable customers, replacing some of those sales that were lost, resulting in a net decrease for the period of approximately $439,000.  Revenues for the segment were approximately $1,769,000 and $2,416,000 for the nine month periods ended June 30, 2011 and June 30, 2010, respectively, a decrease of 26% for the nine month period, due to sales to customers which were deliberately discontinued.

Cost of Goods Sold

The following table details components of direct costs of goods sold by segment as a percentage of sales:

The total cost of materials as a percentage of revenue has increased significantly this year.  The total cost of material for the Cycle Country ATV Accessories segment increased from approximately 40% for the three months ended June 30, 2010 to approximately 76% for the three months ended June 30, 2011.  The biggest change came in our steel-based raw materials and component parts.  The Company attempted to manage the rapid increase in steel prices, but was only able to mitigate, rather than prevent, the impact on the cost of goods sold and margins.  On average, the commodity steel market is up approximately 34% since October 1, 2010.  As our products are primarily steel-based, our costs of raw materials are up 15% overall for the quarter ended June 30, 2011.

The cost of materials increased from approximately 45% of net sales to approximately 55% of net sales for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.  On average, the commodity steel market is up approximately 45% since October 1, 2010.  As our products are primarily steel-based, our total costs of materials are up 15% overall for the nine months ended June 30, 2011.

Direct labor as a percentage of sales increased for both segments due to increases in wages paid to production employees.

Expenses

Our selling, general and administrative expenses were approximately $906,000 and $989,000 for the three months ended June 30, 2011 and June 30, 2010, respectively.

There were no materially significant changes in expenses for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The company is working hard to reduce its overall expenses, including efforts such as the reduction in professional services due to the conclusion of the Hancher fraud investigation and litigation, as well as savings from the discontinuation of unnecessary sales and marketing programs.

For the nine months ended June 30, 2011 and 2010, selling, general and administrative expenses were approximately $3,461,000 and $2,844,000, respectively.

The significant changes in expenses for the nine months ended June 30, 2011 as compared to the nine months ended June, 2010 were:

• Wage expense increased approximately $420,000 due in part to charges related to the hiring of sales, engineering, and operational management and the one-time severance expense of the prior CEO and other employees.  Signing bonuses of $195,000 were accrued and severance and other expenses were accrued in the amount of $75,000.

• Promotion expense increased on costs associated with marketing promotions, an agency retainer, and buyback programs, each of which were either discontinued or else refocused.

• Professional fees increased approximately $100,000 due, in part, to fees associated with SEC filing requirements and legal and audit expenses, including those related to the Hancher fraud matter and the departure of the former Chief Executive Officer.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $23,350 as of June 30, 2011 compared to $28,939 as of September 30, 2010.  Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

Working Capital

Net working capital was a deficit of $1,693,053 as of June 30, 2011 compared to a surplus of $1,205,268 as of September 30, 2010.  The working capital ratio was 0.72 and 1.22 as of June 30, 2011 and September 30, 2010, respectively.

The following table summarizes the Company’s sources and uses of cash and equivalents for the periods indicated:

	Nine Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net cash provided by operating activities from continuing operations	$1,625,578	$604,473
Net cash used for investing activities in continuing operations	(112,045)	(224,736)
Net cash used for financing activities from continuing operations	(1,559,472)	(317,511)
Net cash provided by (used for) discontinued operations	40,350	(39,919)
	$(5,589)	$22,307

The Company’s principal uses of cash are to pay operating expenses, acquire necessary equipment and to make debt service payments.  During the nine months ended June 30, 2011, the Company used cash to make principal payments of approximately $594,000 against long-term debt.

Capital Resources

Management believes that existing cash balances, cash flow to be generated from operating activities, and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations and capital expenditure requirements for the next twelve months.  The Company is not considering any major capital expenditures for at least the next six months.

As of June 30, 2011 and as of September 30, 2010, the Company was in violation of its current ratio and term debt coverage ratio covenants in its loan agreements with its Lender.  On January 17, 2011, the Company and its Lender entered into the Seventh Amendment to the Secured Credit Agreement and Waiver (“Amendment 7”).  Under the terms of Amendment 7, the Lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010 and  December 31, 2010 and the Company’s anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, to waive the Company’s noncompliance with the Term Debt Coverage Ratio as of September 30, 2010 and December 31, 2010, and the Company’s anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011.

On March 31, 2011, the Company and its lender entered into an Eighth Amendment to the Secured Credit Agreement and Waiver (“Amendment 8”).  Amendment 8 replaces Amendment 7 with a Revolving Credit Agreement in an amount not to exceed $2,000,000, which matured on August 1, 2011.  See Note 10 to the Condensed Consolidated Financial Statements for further explanation.

Our continued existence is dependent upon or ability to generate cash and to market and sell our products successfully.  However, there are no assurances that we will be able to borrow further funds from our lender or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow.

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

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer and our Principal Financial and Accounting Officer. Based on this evaluation of our disclosure controls and procedures, we have concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting as of September 30, 2010 and as of June 20, 2011 that adversely affected our disclosure controls and that may be considered to be a “material weakness.”

As of September 30, 2010, the Principal Executive Officer and Principal Financial Officer has identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, has reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2011. Our management is in the process of addressing the above material weakness, as updated above, and is utilizing the services of an outside accounting firm to assist with this process. We believe this will help remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Part II - Other Information

ITEM 1.  Legal Proceedings

Please refer to the disclosure set forth in Note 2 to our Condensed Consolidated Financial Statements included in this report.

ITEM 1A.  Risk Factors

Please refer to the discussion of risk factors included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 6.  Exhibits

(10.1)  Settlement Agreement with Lowell G. Hancher Jr. dated May 9, 2011. (filed herewith)

(31.1)  Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)  Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2011.

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Robert Davis
Robert Davis
Chief Financial Officer, Chief Operating Officer, Interim Chief Executive Officer, Treasurer, Secretary and Director
(principal executive, financial and accounting officer)