Form 10-Q/A
period 2011-06-30
CYCLE COUNTRY ACCESSORIES CORP
filed 2011-09-14
CIK 1157758

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

Cycle Country Accessories Corp.

EXPLANATORY NOTE
Cycle Country Accessories Corp. filed its quarterly report on Form 10-Q for the three months ended June 30, 2011 on August 23, 2011.  This Amendment No. 1 is being filed solely to file this report in XBRL format.  This Amendment No. 1 does not contain any substantive changes from the original filing.

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

Note 2. Misappropriation of Funds:

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

Note 5.  Long-Term Debt:

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

Note 9.  Discontinued Operations:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note about Forward Looking Statements.

Certain matters discussed in this Form 10-Q/A are “forward-looking statements,” and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of our Form 10-K for the year ended September 30, 2010.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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

Item 6.  Exhibits

(10.1)  Settlement Agreement with Lowell G. Hancher Jr. dated May 9, 2011 (previously filed)

(31.1)  Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)  Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2011.

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Robert Davis
Robert Davis
Chief Financial Officer, Chief Operating Officer, Interim Chief Executive Officer, Treasurer, Secretary and Director
(principal executive, financial and accounting officer)