Form 10-K/A
period 2010-09-30
ATC Ventures Group, Inc.
filed 2012-04-16
CIK 1157758

ANNUAL REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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
P: (712) 262-4191
F: (712) 262-0248
www.cyclecountry.com
(Registrant's telephone number, facsimile number, and Corporate Website)
          Securities registered pursuant to Section 12(b) of the Act: None.
          Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NYSE Amex
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer" and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
          The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2010, the last business day of the registrant's most recently completed second fiscal quarter was approximately $1,261,309 based upon the closing price of the common stock on the NYSE Amex, LLC ("NYSE Amex") on that date.
          The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of January 10, 2011 was 6,990,662

Cautionary Note About Forward Looking Statements.
Certain matters discussed in this Form 10-K are "forward-looking statements," and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company "expects," "believes," "anticipates" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of this report and the following: changes in consumer spending patterns; the Company's success in implementing its strategic plan, including its focus on innovation and on cost-cutting and revenue enhancement initiatives; actions of and disputes with companies that compete with the Company; the Company's success in managing inventory; the risk that the Company's lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment the lenders would be willing to provide; the risk of future write-downs of plant equipment or other intangible assets; movements in foreign currencies or interest rates; fluctuations in the prices of raw materials or the availability of raw materials; the Company's success in restructuring certain parts of its operations; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to potential litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

EXPLANATORY NOTE
We are filing this Amended Annual Report on Form 10-K/A (the "Amended Filing") to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission (the "SEC") on January 18, 2011 (the "Original Filing"), to correct errors relating to the number of shares outstanding, the valuation and timing of the expense recognition of those employee and director equity awards, and the amount and timing of sales discounts and allowances and selling expenses related to a customer incentive program that was put into place by management. The error regarding the number of shares outstanding related to equity compensation awards with multiple vesting dates that covered multi-year service periods. These errors, in total, caused us to overstate total revenue and understate our stock-based compensation and customer incentive program-related selling expenses. Additionally, the error regarding the number of shares that were to have been issued and outstanding had the effect of further misstating the basic and fully-diluted earnings per share for the year ended September 30, 2010. The effects of the restatement are disclosed in Note 21- Restatement of Consolidated Financial Statements.
No other changes are being made to the Financial Statements or any other matter in Part II, Item 8 of the Original Filing. In addition, no changes are being made to any other item of our Original Filing other than the updating of: (i) the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers, and (ii) the Exhibit Index to disclose that certain exhibits that were filed with the Original Filing are incorporated by reference into this Amended Filing. The sections of the Original Filing that are not being amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing and has not been updated to reflect events occurring subsequent to the date of the Original Filing.
PART I
ITEM 1. BUSINESS
Cycle Country Accessories Corp., a Nevada corporation, was incorporated in Nevada in 2001 as an aggregation of various businesses. The Company's operations are held in a wholly-owned subsidiary incorporated in Iowa, Cycle Country Accessories Corp. ("Cycle Country - Iowa"). Cycle Country - Iowa had an unused, wholly-owned subsidiary with no assets, incorporated in Nevada, which was dissolved in 2010. The entities are collectively referred to as the "Company", "we", "our", or "Cycle Country."
Cycle Country is a leading manufacturer and marketer of branded outdoor recreational and powersports products for the outdoor enthusiast. The Company's growing portfolio of well-regarded brands has attained leading market positions in their respective categories due to uncompromising product quality and performance, as well as the Company's nearly 30 years of outstanding customer service.
The Company has four distinct divisions as reportable segments, with three of them engaged in the design, manufacture, sale and distribution of branded, proprietary products; the fourth division, Imdyne, engages in contract manufacturing.

▪	Cycle Country ATV Accessories
We are one of the largest manufacturers of accessories for all terrain vehicles (ATVs) and utility vehicles (UTVs). We design, manufacture and sell a popular selection of branded accessories for vehicles in the outdoor recreational and powersports industry which are sold to various wholesale distributors and retail dealers throughout the United States of America, Canada, Mexico, South America, Europe, and Asia. This line of branded products includes snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, baskets and an assortment of other ATV/UTV accessory products. These products custom fit essentially all ATV/UTV models. Our reputation as the recognized leader in our category has enabled us to develop key, long-term relationships with many of the leading ATV/UTV manufacturers and distributors. This segment currently generates most of the Company's revenue and is the largest of the Company's four segments.
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

▪	Plazco
Plazco designs, manufactures, markets, and distributes injection-molded plastic products for vehicles such as golf cars, lawn mowers, and low-speed vehicles (LSVs). We believe that we are one of the largest manufacturer of golf car wheel covers in the world, estimating that we control over 50% of the original equipment manufacturer ("OEM") golf car wheel cover business. We have always sold directly to golf car manufacturers and we also have an excellent distribution network that reaches the aftermarket throughout the United States, Europe and Asia.

▪	Perf-Form
Perf-Form manufactures, sells, and distributes oil filters for the powersports industry. Our filters and coolers fit various models from Harley-Davidson, Ducati, Honda, and Yamaha. Our oil filters are sold through the same distribution channels as our other powersports products. We specialize in hard to find, legacy parts for out-of-production powersports products.

▪	Imdyne
Imdyne is engaged in the manufacture and assembly of a wide array of parts, components, and other products for non-competing OEM and other customers. Our capabilities include most forms of metal fabrication and plastic injection molding processes. Much of the manufacturing in this segment is in industries similar to the Company's major product lines.
Competition
The Company believes its products compete favorably on the basis of product innovation, product performance, customer service and marketing support and price.

▪
Cycle Country ATV Accessories: The Company's main competitors in the ATV/UTV accessories business are wholesale distributors who have sourced private label products primarily from manufacturers in Asia, as well as a few large companies for which this category is a very small part of their business. We are one of the very few American manufacturers in our industry, and the only one for whom these products are a primary focus. The main competitors in the ATV/UTV accessories market are Polaris, Arctic Cat, Warn, John Deere, Swisher, Moose, and American Eagle.

▪
Plazco: The Company's competitors in the plastic wheel covers and other golf car accessories market are Nivel, Inc., and Fore-Par Group, which licenses and markets the popular Cragar-branded wheel covers.

▪
Perf-Form: The Company primarily competes in the specialty oil filter and oil cooler market with Fram, WIX, Amsoil, K&N, and Purolator. They are all larger than Perf-Form, though we compete well with them in legacy engines for which the sales volume is low and the use of older technologies are appropriate.

▪
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
International Operations
See Note 14 to the consolidated financial statements included elsewhere in this report for financial information regarding the Company's domestic and international operations.

Research and Development
The Company's competitive position is supported by designing and marketing new products on a continuous basis. We employ an experienced staff of product design and engineering professionals for the design of new products. This innovation and engineering group serves two primary functions: new product development and modifying existing products to fit other manufacturers' new and legacy powersports equipment. The Company expenses research and development costs as incurred. The amounts expensed by the Company in connection with research and development activities for each of the last two fiscal years are set forth in Note 1 to the Company's consolidated financial statements included elsewhere in this report.
Employees
The Company had 105 regular, full-time employees at September 30, 2010 and 72 at September 30, 2009. The Company considers its employee relations to be good. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.
Backlog
Unfilled orders for future delivery of products totaled approximately $2.2 million at September 30, 2010 and $2.6 million at September 30, 2009. All unfilled orders at September 30, 2010 will be filled in fiscal year 2011. For the majority of its products, the Company's businesses do not receive significant orders in advance of expected shipment dates.
Patents, Trademarks and Proprietary Rights
The Company owns no single patent that is material to its business as a whole. However, the Company holds various patents and occasionally files applications for patents. The Company has numerous trademarks and trade names that it considers important to its business. The Company has the following trademarks, which are used in this report: Cycle Country(r), Weekend Warrior(tm), State Plow(r), Work Hard Play Hard(r), Imdyne(tm), Perf-Form(tm), and Plazco(tm). The Company owns patents on its wheel cover designs which have been infringed upon and successfully defended.
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
The Company has no material dependence on any one vendor for materials whose interruption or loss in the availability of these materials is believed to present a material adverse impact on the sales and operating results of the Company. Most of the Company's products are made using materials that are generally in adequate supply and are available from a variety of third-party suppliers.
Seasonality
The Company's products are outdoor recreational and powersports-related which results in seasonal variations in sales and profitability. This seasonal variability is due to customers increasing the inventories in the quarters ending September and December, which has historically been the primary selling season for the Company's outdoor recreational and powersports products, with lower inventory volumes during the quarters ending March and June.
Available Information
The Company maintains a website at www.cyclecountry.com. On its website, the Company makes available, free of charge, its Annual Report on Form 10-K, and quarterly reports on Form 10-Q and amendments to those reports, as soon as reasonably practical after the reports have been electronically filed or furnished to the Securities and Exchange Commission. Copies of any materials we file with the SEC are also available at the SEC's Public Reference Room at 100 F Street, N.E.

Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
In addition, the Company makes available on its website its Standards of Conduct and its Code of Ethics. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. This report includes all material information about the Company that is included on the Company's website and is otherwise required to be included in this report.
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
Purchases of Company products are discretionary spending and general economic conditions significantly affect the Company's results of operations.
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
The primary raw materials we use are metals, resins and packaging materials. These materials are generally available from a number of suppliers for each commodity or purchased component. We believe our sources of raw materials are reliable and adequate for our needs. However, the development of future sourcing issues related to the availability of these materials as well as significant fluctuations in the market prices of these materials may have an adverse effect on our financial results.
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
Long-lived assets, such as property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company's market capitalization for a sustained period of time and had sustained three quarters of continued net losses for the three quarters ended September 30, 2010. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, as considered necessary.

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
The Company's analysis uses significant estimates in the evaluation of long-lived assets, other intangibles, and goodwill, such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin. It is reasonably possible that our estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets and other intangibles.
We could be delisted by the NYSE Amex Stock Exchange or deregistered by the SEC.
The Company received a comment letter from the SEC staff dated September 17, 2010 regarding its Form 10-K for the fiscal year ended September 30, 2009 and for Form 10-Q for the fiscal quarter ended June 30, 2010. The Company has filed a response addressing the comments but may receive further requests from the SEC with respect to this letter. If the Company is not in compliance with the SEC rules, the SEC could proceed to deregister the Company's stock.
On January 6, 2011, the Company notified NYSE Amex that, as a result of the resignation of Daniel Thralow from the Company's Board of Directors the Company no longer complies with Section 803B(2)(c) of the NSE Amex's Company Guide, which requires that the Company's audit committee have at least two members, both of whom must be independent. In accordance with Section 802(b) of the Company Guide, the Company has until March 16, 2011 to regain compliance with this requirement. The board is currently considering candidates and intends to appoint an independent director to fill the vacancy on the board and the audit committee as soon as possible. If we are unable to fill the vacancy in a timely matter, we could be delisted by the NYSE Amex.
The Company failed to file its 10-K on its due date of January 13, 2011. The NYSE Amex was notified of the failure to file on a timely basis and granted a verbal extension until markets open on January 18, 2011.
We may experience difficulties in integrating strategic acquisitions.
As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and that will enable us to leverage our competitive strengths. Risks associated with integrating strategic acquisitions include:

▪	the acquired business may experience losses which could adversely affect our profitability;

▪	unanticipated costs relating to the integration of acquired businesses may increase our expenses;

▪	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;

▪	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;

▪	difficulties in achieving planned cost-savings and synergies may increase our expenses;

▪	diversion of our management's attention could impair their ability to effectively manage our other business operations; and

▪	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.

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
We also rely on trade secret law to protect certain technologies and proprietary information that we cannot or have chosen not to patent. Trade secrets, however, are difficult to protect. Although we attempt to maintain protection through confidentiality agreements with key personnel, contractors and consultants, we cannot guarantee that such contracts will not be breached. In the event of a breach of a confidentiality agreement or divulgence of proprietary information, we may not have adequate legal remedies to maintain our trade secret protection. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management's attention away from business and may not adequately compensate for the damages suffered.
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

The Company's corporate headquarters is located in its owned facility in Spencer, Iowa.
As of September 30, 2010, the Company operated in the following manufacturing, distribution and office locations:

▪	Spencer, Iowa - Property owned by the Company, used for manufacturing, distribution and office space primarily for the Imdyne and Cycle Country ATV segments.

▪	Milford, Iowa - Leased property used for manufacturing, distribution and office space primarily for the Plazco and Perf-Form segments.

▪	Minnetonka, Minnesota - Leased office space
See Note 13 to the consolidated financial statements included elsewhere in this report for a discussion of the Company's lease obligations.
ITEM 3. LEGAL PROCEEDINGS
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. There is presently only one such claim known to management, which is more fully discussed in Item 7, Management's Discussion and Analysis, as well as in Note 2 to the consolidated financial statements, and is related to Company's claims in connection with the misappropriation of funds by the former Chairman of the Board of Directors.
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
While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management's view of outcomes will change in the near term.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain information with respect to this item is included in Note 10 to the Company's consolidated financial statements included elsewhere in this report. The Company has only one class of common stock and it is traded on the NYSE Amex under the symbol ATC. As of September 30, 2010, the Company had 43 holders of record of its common stock.

A summary of the high and low sales prices for the Company's common stock during each quarter of the years ended September 30, 2010 and 2009 is as follows:

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
Pursuant to the Company's revolving credit and security agreement, originally dated August 21, 2001, and which is further described in Note 8 to the Company's consolidated financial statements included elsewhere in this report, by and among the Company and its lender, the Company is restricted in its ability to make restricted payments (primarily dividends and repurchases of common stock). The Company may not declare or pay dividends without the consent of its lender.
Equity Compensation Plans
As of September 30, 2009, the former Chief Executive Officer, Jeffrey M. Tetzlaff, had an option to purchase 500,000 shares of the Company's stock at an exercise price of $1.68 per share under his Employment Agreement ("Old Agreement"). Effective July 1, 2010, the Company and Mr. Tetzlaff entered into a new Employment Agreement. Under the new agreement, Mr. Tetzlaff no longer has an option to purchase these 500,000 shares.
Under the Old Agreement, Mr. Tetzlaff was granted 50,000 shares of stock in the Company vesting over a three-year period. During the fiscal year ended September 30, 2010, the board elected to accelerate the vesting of the final installment of the shares granted to Mr. Tetzlaff under the Old Agreement. These shares were effectively issued on September 30, 2010.
As of July 1, 2010, the Company entered into a new three-year employment agreement with Jeffrey M. Tetzlaff which included, among other things, an award of 1,005,809 shares to be issued upon the approval of our shareholders. These shares are restricted at issuance, but allow the holder the voting and other participating rights of these shares. The restrictions release as certain provisions in the agreement are met., with the first restriction of 40% lifting October 1, 2010. In accordance with the agreement, 1,005,809 shares were issued to Mr. Tetzlaff , subject to forfeiture, lifting October 1, 2010 . The stockholders approved this award at the 2010 annual meeting. As of October 1, 2010, 402,324 shares were removed from restriction. Effective December 31, 2010, and pursuant to Mr. Tetzlaff's resignation, the Company entered into a Separation Agreement and Release of Claims with Mr. Tetzlaff dated December 31, 2010 which provided for the surrender of the vested and unvested shares of Company stock Mr. Tetzlaff was awarded under this employment agreement.
As of July 1, 2010, the Company entered into a new three-year employment agreement with Robert Davis which included, among other things, an award of 1,005,809 shares to be issued upon the approval of our shareholders. These shares are restricted at issuance, but allow the holder the voting and other participating rights of these shares. The restrictions release as certain provisions in the agreement are met, with the first restriction of 40% lifting October 1, 2010. In accordance with the agreement, 1,005,809 restricted shares were issued to Mr. Davis, subject to forfeiture, effective September 13, 2010. The stockholders approved this award at the 2010 annual meeting. As of October 1, 2010, 402,324 shares were removed from restriction.
During the fiscal year ended September 30, 2010, the Company issued shares to members of the Board of Directors for their services provided to the Company as directors in 2008 and 2009. A total of 5,373 shares were earned in fiscal year 2009 and issued in fiscal year 2010. A total of 3,609 shares were earned in 2008 and issued in fiscal year 2010. At the annual stockholder meeting held in 2010, the stockholders approved the award of 50,000 shares of Company stock to two non-employee directors, to be vested over a three year period. Mr. Thralow has since resigned from the Board and consequently will forfeit the unvested shares.
The Company has a 2007 Incentive Compensation Plan (the "Plan") to reward certain officers and senior management level employees of the Company and its non-employee directors by providing for certain cash benefits and by enabling them to acquire shares of the Company's stock. Non-employee directors and employees selected by the committee appointed by the Board to administer the Plan are eligible to receive awards under the Plan. Under the Plan, awards may be made in the form of options, stock appreciation rights, stock awards, restricted stock unit awards, cash awards and performance awards, which may be subject to conditions as set by the committee administering the plan. A total of 500,000 shares are reserved for issuance under the Plan. The Plan was approved by the Company's stockholders and became effective as of July 1, 2007. No awards are currently outstanding under the Plan.
Equity Compensation Plan Information (Restated)
The following table lists the number of shares granted as of September 30, 2010 and not yet vested as of January 10, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	500,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	500,000

Total Shareholder Return
The graph below compares on a cumulative basis the yearly change since September 30, 2005 in the total return (assuming that dividends were not reinvested) to shareholders on the common stock with (a) the total return (assuming that dividends were not reinvested) on the S&P 500 Composite Index; (b) the total return (assuming that dividends were not reinvested) on the Russell 2000 Index; and (c) the total return (assuming that dividends were not reinvested) on a self-constructed peer group index. The peer group consists of Arctic Cat Inc., Polaris Industries Inc., and Deere & Co. The graph assumes $100 was invested on September 30, 2005 in the Company's common stock, the S&P 500 Composite Index, the Russell 2000 Index and the peer group indices.

* $100 invested on September 30, 2005 in stock or the applicable index or peer group, not including reinvestment of dividends.
The information in this section titled "Total Shareholder Return" shall not be deemed to be "soliciting material" or "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C promulgated by the Securities and Exchange Commission or subject to the liabilities of section 18 of the Securities Exchange Act of 1934, as amended, and this information shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following table presents selected consolidated financial data, which should be read along with the Company's consolidated financial statements and the notes to those statements and with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of operations for the years ended September 30, 2010 (Restated) and September 30, 2009, and the consolidated balance sheet data as of September 30, 2010 (Restated) and September 30, 2009 are derived from the Company's audited consolidated financial statements included elsewhere herein. The consolidated balance sheets and statements of operations for the years ended September 30, 2008, 2007 and 2006 is derived from the Company's audited consolidated financial statements included in its 10K filing for the years then ended and is provided here only to provide necessary context and is provided for comparative purposes in this section only.
SELECTED CONSOLIDATED FINANCIAL DATA

	September 30,	September 30,	September 30,	September 30,	September 30,
	2010 (Restated)	2009	2008	2007	2006
STATEMENT OF OPERATIONS
Sales	$11,944,462	$10,281,726	$17,513,941	$14,214,250	$16,464,214
Cost of goods sold	9,353,775	8,360,912	13,215,382	9,332,869	10,389,976
Inventory adjustments (1)	592,784	474,000	-	-	-
Gross profit	1,997,903	1,446,814	4,298,559	4,881,381	6,074,238

Sales, general & admin (2)	4,759,663	4,037,309	4,763,859	4,018,875	4,707,215
Goodwill impairment (3)	-	4,890,146	-	-	-
Fraud expense, net (4)	134,775	620,000	-	-	-
(Gain) loss on sale of assets	94,555	(164,590)	(361,462)	(54,326)	115,562
Operating expense	4,988,993	9,382,865	4,402,397	3,964,549	4,822,777

Other expense	(142,813)	(323,742)	(284,681)	(308,559)	(418,584)
Net income (loss) pre tax	$(3,133,903)	$(8,259,793)	$(388,519)	$608,273	$832,877

Net income (loss)	$(2,023,903)	$(6,798,793)	$(358,262)	$418,142	$611,794

BALANCE SHEET
Total current assets	$6,528,444	$6,958,732	$8,811,039	$8,289,087	$7,934,523
Net fixed and intangible assets	10,190,580	10,981,855	11,449,369	13,016,669	13,612,885
Other assets (5)	7,413	40,388	5,116,321	4,928,567	4,931,542
Total assets	$16,726,437	$17,980,975	$25,376,729	$26,234,323	$26,478,950

Total current liabilities	$5,565,400	$3,808,053	$3,279,937	$1,436,063	$1,516,142
Long term liabilities	4,065,279	5,281,537	6,526,615	6,522,496	7,222,686
Total liabilities	$9,630,679	$9,089,590	$9,806,552	$7,958,559	$8,738,828

Net worth	$7,095,758	$8,891,385	$15,570,177	$18,275,764	$17,740,122

EQUITY
Weighted average shares of common stock outstanding
Basic	6,068,247	6,059,854	6,169,659	7,346,617	7,271,966
Diluted	6,068,247	6,059,854	6,169,659	7,346,617	7,271,966
Income (loss) per common share
Basic	$(0.33)	$(1.12)	$(0.06)	$0.06	$0.08
Diluted	$(0.33)	$(1.12)	$(0.06)	$0.06	$0.08

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
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
The Company designs, manufactures and markets top-quality outdoor recreational and powersports products for the outdoor enthusiast. Through a combination of innovative products, strong marketing, a talented and passionate workforce, and excellent customer service, the Company has set itself apart from its competition for nearly 30 years. Our Company strives each day to accelerate our creative, entrepreneurial culture, following the strategic vision set by executive management and overseen by the Company's Board of Directors.
Recent Developments
Departure of Director and Chief Executive Officer
Effective December 31, 2010, Daniel Thralow resigned as a member of the Company's Board of Directors. Mr. Thralow also served as a member of the Company's Audit Committee at the time of his resignation. The Company is not aware of any disagreement causing Mr. Thralow's resignation.
Effective December 31, 2010, Jeffrey M. Tetzlaff resigned as the Company's Chief Executive Officer and President to pursue other interests. Mr. Tetzlaff also resigned from the Company's Board of Directors as of the same date. The Board of Directors has appointed Robert Davis, the Company's Chief Operating Officer and Chief Financial Officer to be the Interim Chief Executive Officer.
In connection with Mr. Tetzlaff's resignation, the Company entered into a Separation Agreement and Release of Claims with Mr. Tetzlaff dated December 31, 2010 which provides for, among other things, the payment of $240,000 in equal payments over twenty-four (24) months, a continuation of certain benefits, a limited mutual release of claims and Mr. Tetzlaff's agreement to surrender the shares of Company stock Mr. Tetzlaff was awarded under his Executive Employment Agreement, dated as of July 1, 2010.
Misappropriation of Funds by Former Board Chairman
The Company previously reported the misappropriation of funds by its then-Chairman of the Board of Directors and its Audit Committee, Mr. L. G. Hancher Jr. in the fiscal year ended September 30, 2009. This misappropriation of funds was related to a plan for the Company to purchase shares of its own stock which was to be completed by Mr. Hancher on the Company's behalf (the "Stock Buyback") in fiscal 2009.
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
On January 13, 2011, the Securities and Exchange Commission filed a complaint in U.S. District Court, Northern District of Iowa, against Mr. Hancher and various affiliates, changing them with six counts of securities violations. On the same day, Mr. Hancher entered into a consent agreement with the SEC in which, among other things, Mr. Hancher agreed to pay back approximately $2.4 million in disgorgement, plus approximately $600,000 in pre-judgment interest, and a fine of $130,000. At this time, it is not believed that this will result in restitution to Cycle Country in the foreseeable future, based on the previous filings in Mr. Hancher's pending bankruptcy case.
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
Delisting Notice for Company Shares from NYSE Amex.
Upon discovery of the misappropriation of funds noted above, the Company's external, independent auditors and attorneys were engaged to launch an internal investigation into this matter. The misappropriation and subsequent investigation created significant delays, which caused the Company to be unable to timely file its annual report on Form 10-K for the year ended September 30, 2009, as well as its Form 10-Q for the fiscal quarter of 2010 ending December 31, 2009.
On January 8, 2010, the Company notified the Securities and Exchange Commission and the NYSE Amex compliance authorities of the discovery of the misappropriation of funds and announced its expected delay in filing its Form 10-K. On January 14, 2010, the Company received a notice (the "Notice") from NYSE Amex LLC ("Exchange") that the Company was not in compliance with some of the Exchange's continued listing standards. On February 17, 2010, the Company received an additional notice from the Exchange that determined the Company was out of compliance with the Exchange's continued listing requirements for its failure to timely file its Form 10-Q for its first fiscal quarter ended December 31, 2009.
The Company filed a Plan of Compliance (the "Plan") with the Exchange on January 28, 2010. On March 1, 2010, the Company received a letter from the Exchange that it has accepted the Company's Plan and, pursuant to such Plan, the Exchange granted the Company an extension until April 14, 2010 to regain compliance with its continued listing standards in order to maintain its listing on the Exchange. The Company subsequently requested and was granted an additional extension until May 17, 2010 to file its delinquent reports.
On June 4, 2010, the Company received a letter from the NYSE Amex notifying it that the Company had resolved the listing deficiencies discussed above and the Company had regained compliance with the relevant sections of the Company Guide identified in the Notice.
On January 6, 2011, the Company notified NYSE Amex that, as a result of the resignation of Daniel Thralow from the Company's Board of Directors, as described elsewhere in this report, the Company no longer complies with Section 803B(2)(c) of the NYSE Amex's Company Guide, which requires that the Company's audit committee have at least two members, both of whom must be independent. In accordance with Section 802(b) of the Company Guide, the Company has until March 16, 2011 to regain compliance with this requirement. The Board is currently considering candidates and intends to appoint an independent director to fill the vacancy on the board and the audit committee as soon as possible.
Results of Operations
The Company's sales and operating profit (loss) by business segment for the fiscal years ended September 30, 2010 and 2009 are summarized as follows:

	2010 (Restated)	2009	$ Change	% Change
Total Revenue by Segment
CCAC ATV	$9,025,443	$8,649,967	$375,476	4.34%
Plazco	467,032	689,792	(222,760)	(32.29)%
Perf-Form	205,250	254,197	(48,947)	(19.26)%
Imdyne	3,195,293	1,425,997	1,769,296	124.07%

Total Revenue by Segment	12,893,018	11,019,953	1,873,065	17.00%

Freight Income	82,472	92,842	(10,370)	(11.17)%
Sales Discounts & Allowances	(1,031,028)	(831,069)	(199,959)	(24.06)%

Total Consolidated Revenue	$11,944,462	$10,281,726	$1,662,736	16.17%

Gross (Loss) Profit by Segment
CCAC ATV	$4,529,672	$3,807,060	$722,612	18.98%
Plazco	14,237	378,522	(364,285)	(96.24)%
Perf-Form	(22,456)	62,713	(85,169)	(135.81)%
Imdyne	1,018,890	348,378	670,512	192.47%

Total Gross Profit by Segment	5,540,343	4,596,672	943,670	20.53%

Freight Income	82,472	92,842	(10,370)	(11.17)%
Sales Disc. & Allow.	(1,031,028)	(831,069)	(199,959)	(24.06)%
Factory Overhead	(2,593,884)	(2,411,631)	(182,253)	7.56%

Gross Profit	1,997,903	1,446,814	551,089	38.09%

Sales, General & Admin.	(4,759,663)	(4,037,309)	(722,354)	17.89%
Goodwill Impairment	-	(4,890,146)	4,890,146	(100.00)%
Fraud Expense, Net	(134,775)	(620,000)	485,225	(78.26)%
Gain (Loss) on Sale of Assets	(94,555)	164,590	(259,145)	(157.45)%
Interest Expense, Net	(310,440)	(334,741)	24,301	(7.26)%
Other Inc/Exp, Net	167,627	10,999	156,628	1,424.02%
Income Tax Benefit	1,110,000	1,461,000	(351,000)	(24.02)%

Net Loss	$(2,023,903)	$(6,798,793)	$4,774,890	(70.23)%
See Note 14 in the notes to the consolidated financial statements included elsewhere in this report for the definition of segment net sales and operating profit.
Fiscal 2010 vs. Fiscal 2009
Net Sales
Net sales for the fiscal year ended September 30, 2010 increased approximately $1.7 million, an increase of approximately 16.17% as compared to the fiscal year ended September 30, 2009 due, materially, to an increase of approximately $1.8 million or 124.07% in the Imdyne segment. The Cycle Country ATV Accessories showed a slight increase in sales of $375,000 or 4.34%. The remaining two segments, Plazco and Perf-Form reported decreased sales of 32.29% and 19.26% respectively. During the fiscal year, the net increase in sales is attributable, in part, to the stabilization of the economic climate and an overall increase in consumer confidence. The Company's business segments were adversely impacted in 2009 by the state of the domestic and global economies. Personal income for the four quarters ended September 30, 2010 increased approximately 1.56% as compared to the four quarters ended September 30, 2009. During the same period, personal consumption for durable goods increased 3.93% all according to the Bureau of Economic Analysis. The Company is continuing to adjust its infrastructure to match its sales volumes as it works through these difficult times.

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
Cost of Goods Sold
Total costs of goods sold was approximately $9.9 million for the fiscal year ended September 30, 2010 or approximately 83.27% of net sales (Restated) compared to approximately $8.8 million for the fiscal year ended September 30, 2009 or 85.93% of net sales. Profit by segment is calculated before freight income, sales discounts and allowances, and factory overhead. Many of our customers arrange and pay for freight through their own logistics departments. As such, changes in freight revenue are affected by the number of customers for whom we arrange freight.
Discounts and allowances were approximately $1,031,000 or 8.00% of revenue (Restated) and approximately $831,000 or 7.54% of revenues for the years ended September 30, 2010 and 2009, respectively. For the year ended September 30, 2010, the top ten customers received average discounts and allowances of approximately 6.00% of sales. Those same customers received discounts and allowances of approximately 7.38% of sales during the year ended September 30, 2009.
Cost of goods sold for the fiscal years ended September 30, 2010 and 2009 were impacted adversely due to adjustments to inventory counts and valuations. During the year ended September 30, 2010, the Company recorded an adjustment to inventory of approximately $274,000 due to differences discovered in inventory counts. Additionally, the Company disposed of inventory valued at approximately $315,000 that was determined to be obsolete. During the fiscal year ended September 30, 2009, the Company wrote off approximately $191,000 due to a shortage discovered during a physical inventory count at the end of January 2009. The Company also recorded an inventory write-off of approximately $283,000 as a result of the completion of the inventory evaluation started in the third fiscal quarter of fiscal 2009. During the third quarter of fiscal year 2009, while undergoing lean manufacturing process improvement and upgrades to the ERP software used to manage the Company, management spent significant time evaluating the inventory processes, inventory quantities on hand, future product demand and the estimated utility of inventory. During fiscal 2009, the Company had increased its reserve by approximately $610,000 as an estimate of the excess and obsolete inventory on hand. However, in the fourth quarter of fiscal 2009, the Company continued to evaluate the inventory and found that the total amount of obsolete and excess inventory was only approximately $283,000.
Detail of the components of cost of goods sold are presented in the following table:

	Year Ended September 30, 2010				Year Ended September 30, 2009
	CCAC	Plazco	Perf-Form	Imdyne	CCAC	Plazco	Perf-Form	Imdyne
Materials	3,759,781	111,353	67,257	1,856,446	4,024,072	142,019	128,395	875,891
Direct Labor	329,260	33,488	33,393	211,856	304,443	37,951	25,558	99,015
Mfg Variance	102,545	20,161	3,239	31,812	(50,796)	15,110	4,392	33,247
Subcontract	60,112	53,862	17,263	44,445	25,493	81,813	17,783	10,828
Inventory Variance	222,290	232,096	106,554	31,844	374,160	25,845	15,357	58,638
Royalty	21,783	1,835			40,674	2,841
Other	-	-	-	-	124,861	5,691		-
	4,495,771	452,795	227,706	2,176,403	4,842,907	311,270	191,485	1,077,619

	% of Total Revenue				% of Total Revenue
Materials	41.66%	23.84%	32.77%	58.10%	46.52%	20.59%	50.51%	61.42%
Direct Labor	3.65%	7.17%	16.27%	6.63%	3.52%	5.50%	10.05%	6.94%
Mfg Variance	1.14%	4.32%	1.58%	1.00%	-0.59%	2.19%	1.73%	2.33%
Subcontract	0.67%	11.53%	8.41%	1.39%	0.29%	11.86%	7.00%	0.76%
Inventory Variance	2.46%	49.70%	51.91%	1.00%	4.33%	3.75%	6.04%	4.11%
Royalty	0.24%	0.39%	0.00%	0.00%	0.47%	0.41%	0.00%	0.00%
Other	0.00%	0.00%	0.00%	0.00%	1.44%	0.83%	0.00%	0.00%
	49.81%	96.95%	110.94%	68.11%	55.99%	45.13%	75.33%	75.57%

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
Gross Profit
Gross profit for the year ended September 30, 2010 (Restated) was approximately $2.0 million (Restated) or 16.73% of revenues (Restated) compared to approximately $1.4 million or 14.07% of revenues for the year ended September 30, 2009 on a consolidated basis. Gross profits improved based, in part, to a shift in the mix of sales for fiscal year 2010 as compared to fiscal year 2009. The two largest segments, Cycle Country ATV and Imdyne, generated a total of 94.79% of the sales in fiscal year 2010 and 91.43% of the sales in fiscal year 2009. The gross profit of these segments combined was 45.40% of sales and 41.24% of sales for the years ended September 30, 2010 and 2009, respectively. The smaller segments, Plazco and Perf-Form, generated 5.21% and 8.57% of total sales for fiscal years 2010 and 2009, respectively with a combined gross loss of approximately 1.22% and gross profit of 46.75% of sales for the same periods, respectively. As a result, combined margins for the Company increased due to increased margins in the larger segments.

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
Gross profit in the Plazco business segment declined approximately $364,000 from 2009 on decreased sales of approximately $223,000 with an increase in costs of goods sold of approximately $141,000. Demand for these products has been down due to negative economic impacts on the golf industry and to increased international competition. Costs have not decreased at the same rate as we have realized increased costs on raw materials with lower quantity purchases.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased from the prior fiscal year by approximately $722,000 (Restated).

▪
Wages, bonuses, and benefits related to executive compensation increased approximately $397,000 (Restated). Information related to employment contracts for Jeffrey M Tetzlaff and Robert Davis are found elsewhere in this filing and in the notes to the audited consolidated financial statements.

▪	Salaries and wages related to sales increased approximately $180,000 due to increased commissions on increased sales amounts.

▪
Professional fees paid to Bene Merenti, LLC, a related party, increased approximately $159,000, $75,000 of which was attributable to costs associated with attempts to recover amounts misappropriated as further described elsewhere in this Form 10-K and in the notes to the audited consolidated financial statements.

▪
Lease expense increased approximately $38,000. In April 2009, the Company entered into a sixty-seven month lease agreement with an unrelated party for office space in Minneapolis, totaling approximately $50,000 per year. The agreement commenced in June 2009, and the base rent was abated for a period of seven months with the first payment due in January 2010.

▪	Marketing expenses increased approximately $70,000 (Restated) due, partially, to expenses associated with a new marketing strategy and related expenses.

▪	Research and development costs decreased approximately $27,000 (Restated) due to customer incentive programs.

▪	Expenses associated with investor relations decreased approximately $112,000 as we discontinued use of an outside firm to supply investor relation services.

▪	Costs associated with workers compensation insurance decreased approximately $100,000 due to a change in carriers as discussed elsewhere in this report.
Impairment Charges
During the third quarter of fiscal 2009, the Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company's market capitalization for a sustained period of time and had sustained two quarters of continued net losses. In accordance with ASC 360, the Company evaluated its long-lived assets and other intangible assets, using an undiscounted cash flow analysis prior to evaluating goodwill. This analysis supported the carrying value of the long-lived assets and other intangible assets, but could not support the carrying value of goodwill. Therefore, management determined that no impairment was necessary of the long-lived assets and other intangible assets.

In evaluating goodwill, the Company evaluated the market capitalization at June 30, 2009 and performed an evaluation based on multiples of earnings and discounted cash flow analysis as evidence of the fair value of the entity. It was determined that the fair value did not exceed the carrying amount of goodwill, and accordingly, the Company took an impairment charge of approximately $4,890,000.
Long-lived assets, such as property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company's market capitalization for a sustained period of time and had sustained three quarters of continued net losses for the three quarters ended September 30, 2010. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, as considered necessary. In accordance with ASC 360, the Company evaluated its long-lived assets using an undiscounted cash flow analysis. Impairment is evaluated at the lowest level of reporting which is at the segment level. This analysis supported the carrying value of the long-lived assets and, therefore, no impairment was recorded.
The Company's analysis uses significant estimates in the evaluation of other intangibles such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin. It is reasonably possible that the Company's estimates and assumptions could change in the near future, which could lead to impairment of long-lived assets and other intangibles. These impairment charges could be significant.
Operating Results
The Company recognized an operating loss of approximately $3.0 million in fiscal 2010 (Restated) compared to an operating loss of approximately $7.9 million in fiscal 2009. The loss for fiscal year 2009 includes a goodwill impairment loss of approximately $4.9 million. Fraud expense, net of recoveries, was $135,000 and $620,000 for the years ended September 30, 2010 and 2009, respectively.
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

Pretax Income (Loss) and Income Taxes
The Company recognized a pretax loss of approximately $3.1 million (Restated) in fiscal 2010, compared to a pretax loss of approximately $8.3 million in fiscal 2009. The Company recorded an income tax benefit of approximately $1.11 million (Restated), an effective benefit of 35.4% (Restated) compared to an income tax benefit of approximately $1.46 million in fiscal 2009, an effective benefit of 17.7%.
Net Loss
The Company recognized a net loss of approximately $2.0 million (Restated) in fiscal 2010 or $0.34 per basic and diluted share (Restated) compared to a net loss of approximately $6.8 million in fiscal 2009, or $1.12 per basic and diluted share.
Financial Condition, Liquidity and Capital Resources
The Company's cash flow from operating, investing and financing activities for the years ended September 30, as reflected in the consolidated statements of cash flows, is summarized in the following table:

	2010	2009
Net cash provided by (used in) operating activities	$(569,972)	$364,292
Net cash used in investing activities	(250,100)	(192,379)
Net cash provided by (used in) financing activities	821,521	(338,999)
	$1,449	$(167,086)
The Company generated a negative cash flow from operating activities of approximately $570,000 for the year ended September 30, 2010 and positive cash flow of approximately $364,000 for the year ended September 30, 2009. The net loss for the year was approximately $1.4 million (Restated) after considering non-cash items of approximately $622,000 (Restated). For the year ended September 30, 2009, the net loss, adjusted for non-cash items of approximately $5.4 million (which includes approximately $4.9 million goodwill impairment charge), was approximately $1.4 million.
Cash provided by financing activities was approximately $822,000 for the year ended September 30, 2010 and cash used by financing activities was approximately $339,000 for the year ended September 30, 2009. The Company drew (net) approximately $1.67 million on its lines of credit during fiscal year 2010. Funds were used to finance operations, purchase fixed assets, and pay down long term debt.
As of September 30, 2010, the Company was in violation of its current ratio and term debt coverage ratio covenants in its loan agreements with its lender. As of January 17, 2011, the Company and its lender entered into the Seventh Amendment to the Secured Credit Agreement and Waiver ("Amendment 7"). Under the terms of Amendment 7, the lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010, December 31, 2010 and the Company's anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, to waive the Company's noncompliance with the Term Debt Coverage Ratio as of September 30, 2010, December 31, 2010, and the Company's anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011.
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
Management expects to be able to comply with the requirements of Amendment 7 and has begun the process to secure a commitment for funding from an asset-based lender. Management believes this is an appropriate financing vehicle for its operations and expects it to have a positive impact on the Company's working capital through fiscal year 2011. Further, this funding will help to continue the stabilization and turnaround of the Company while facilitating continued growth. The failure to obtain a replacement lender by March 31, 2011 could result in the lender foreclosing on its security interest resulting in a significant disruption to the Company's operations.
The Company's business is seasonal and the year-end falls during one of our busiest times of year. At September 30, 2010 and September 30, 2009, our lines of credit had been fully utilized, but the Company had significant accounts receivable and inventory to support this debt. Consistent with its historical experience, the Company expects to collect sufficient receivables to repay the line of credit. The Company expects the existing cash balances, the cash flow to be generated from operating activities, and the available borrowing capacity under our credit line agreement to be sufficient to fund normal operations. Short term cash can be generated by more aggressively collecting accounts receivable, and by reducing inventory balances. We also expect to file for income tax refunds due us of approximately $600,000. The timing of those refunds cannot be estimated. Further, one of our long term notes matures in April 2011 after fully amortizing.
Our continued existence is dependent upon our ability to generate cash and to market and sell our products successfully. However, there are no assurances whatsoever that we will be able to borrow further funds from our lender or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern. During the years ended September 30, 2010 and 2009, the Company incurred net losses approximately $2.0 million (Restated) and $6.8 million, respectively. As of September 30, 2010, the Company had an accumulated deficit of approximately $5.4 million (Restated). As discussed in Note 8 to the consolidated financial statements, as of September 30, 2010, the Company was in violation of covenants with its lender. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.
Operating Activities
The following table sets forth the Company's working capital position at the end of each of the past two fiscal years:

	2010 (Restated)	2009
Current assets	$6,528,444	$6,958,732
Current liabilities	5,565,400	3,808,053
Working capital	$963,044	$3,150,679

Current ratio	1.17	1.83
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
Investing Activities
Cash flows used for investing activities were approximately $250,000 and $192,000 in fiscal 2010 and 2009, respectively. Expenditures for property, plant and equipment were $274,000 and $221,000 in fiscal 2010 and 2009, respectively. In general, the Company's ongoing capital expenditures are primarily related to tooling and equipment for new products, lean manufacturing initiatives, and information systems improvements.
Financing Activities
The following table sets forth the Company's debt and capital structure at the end of the past two fiscal years:

	(2010 Restated)	2009
Current debt	$699,681	$863,160
Long-term debt	2,478,279	3,111,783
Total debt	3,177,960	3,974,943
Shareholders' equity	7,095,758	8,891,385
Total capitalization	$10,273,718	$12,866,328

Total debt to total capitalization	30.9	30.9

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
Foreign Currency
The Company currently has a limited amount of foreign sales or off-shore product sourcing for which the functional currencies would commonly be denominated in Euros, Swiss Francs, Japanese Yen, Chinese Yuan, Taiwan Dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has sales or off-shore product sourcing increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company's foreign operations, as reported in the Company's consolidated financial statements, increase or decrease, accordingly. None of the Company's revenues for the years ended September 30, 2010 and 2009 were denominated in currencies other than the U.S. dollar.
Interest Rates
The Company's long-term capital needs are largely funded with fixed rate debt and seasonal working capital needs are funded with floating rate debt. The Company's primary exposure is to U.S. interest rates.
Commodities
Certain components used in the Company's products are exposed to commodity price changes. The Company manages this risk through instruments such as purchase orders and supply contracts. Primary commodity price exposures include costs associated with metals, resins and packaging materials.
Sensitivity to Changes in Value
The estimated maximum potential loss from a 100 basis point movement in interest rates on the Company's term loan and short term borrowings outstanding at September 30, 2010 is approximately $50,000 annually before income taxes. These estimates are intended to measure the maximum potential earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the

Company expects to incur. The estimates do not consider favorable changes in market rates or the effect of interest rate floors.
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
Critical Accounting Policies and Estimates
The Company's management discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of its assets, liabilities, sales and expenses, and related footnote disclosures. On an on-going basis, the Company evaluates its estimates for product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, stock based compensation, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed these policies with the Audit Committee of the Company's Board of Directors.
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
Inventories
Inventories are stated at the lower of cost or market using the weighted average method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Management regularly reviews inventory quantities on hand, future product demand and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, management would reduce the Company's inventory to a new cost basis through a charge to cost of goods sold.
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

Management evaluated the Company's remaining inventory reserve based on the Company's historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at September 30, 2010 and 2009 was appropriate. It is reasonably possible the inventory reserve will change in the future.
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
The Company has determined that indicators of potential impairment existed at September 30, 2010 and 2009 because the Company has experienced a decrease in the Company's market capitalization for a sustained period of time and has continued net losses. In accordance with ASC 350, the Company evaluated its other intangible assets using an undiscounted cash flow analysis prior to evaluating. This analysis supported the carrying value of the other intangible assets, at each reporting period. The analysis at September 30, 2009 did not support the goodwill the Company had recorded at that time. Therefore, management determined that no impairment was necessary of the other intangible assets at September 30, 2010 and 2009, and the Company took an impairment charge for the full amount of the goodwill of approximately $4,890,000 at September 30, 2009.
The Company's analysis uses significant estimates in the evaluation of other intangibles and goodwill, such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin. It is reasonably possible that the Company's estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets and other intangibles.
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
The Company has determined that indicators of potential impairment exist because the Company has experienced a decrease in the Company's market capitalization for a sustained period of time and has continued net losses. In accordance with ASC 360, the Company evaluated its long-lived assets using an undiscounted cash flow analysis at the segment level. This analysis supported the carrying value of the long-lived assets. Therefore, management determined that no impairment was necessary.
The Company's analysis uses significant estimates in the evaluation of long-lived assets, such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin. It is reasonably possible that the Company's estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets.
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
Stock-Based Compensation
The Company accounts for stock-based compensation on a fair value basis. The estimated fair value at date of grant for each stock-based award is recognized in expense over the requisite service period (generally the vesting period).
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Information with respect to this item is included in the Company's consolidated financial statements attached to this report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
          Restatement of Prior Period Financial Statements Filed
As the Company announced in January 2012, the Company's Audit Committee determined that previously issued consolidated financial statements for the year ended September 30, 2010 would need to be restated.
          Evaluation of Disclosure Controls and Procedures
Based on management's evaluation (with the participation of our former Chief Executive Officer and Chief Financial Officer) as of the end of the period covered by this report, our former Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchanged Act), are ineffective, due to the material weakness in our internal control over financial reporting as discussed below, to provide reasonable assurance that the information to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Subsequent to the evaluation made in connection with the Original Filing, and in connection with the restatement and filing of this Form 10-K/A, our management, including our current Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting of the Company's stock-based compensation plans and customer incentive programs, our disclosure controls and procedures continued to be ineffective as of September 30, 2010. Notwithstanding the material weaknesses discussed below, our management, including our current Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
          Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
          Management's Report on Internal Control over Financial Reporting (as Revised)
Cycle Country's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, Cycle Country's Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

▪	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

▪
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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
Under the supervision and with the participation of the Company's management, including its Interim Chief Executive Officer and Chief Financial Officer, Cycle Country had originally assessed as of September 30, 2010, the effectiveness of its internal control over financial reporting. Based on its original evaluation as of September 30, 2010, management concluded that our internal controls over financial reporting were ineffective as of September 30, 2010 and that there is a material weakness in our internal control over financial reporting as of September 30, 2010. This determination was based upon delayed filings of financial and other reports and upon variances found in inventory as well as errors related to stock-based compensation and customer incentive programs discovered since the original filing of Form 10-K. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 that permit us to provide only management's report in this annual report.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth for each current director, such director's age, principal occupation for at least the last five years, present position with the Company, the year in which such director was first elected or appointed a director (each serving continuously since first elected or appointed), directorships with other companies whose securities are registered with the Securities and Exchange Commission and term of such director:

			Director	To Serve
Name	Age	Principal Occupation	Since	Until
Paul DeShaw	67	Mr. DeShaw is a long-standing investor in Cycle Country Accessories Corp. He is also a Director of BDFSC Holdings Corp and a Vice President of Broker Dealer Financial Services Corp, and has been with that firm since 1995.	2010	2013

Robert Davis	49	Mr. Davis is the Company's Chief Operating Officer and Chief Financial Officer and Interim Chief Executive Officer. Prior to this role, he was engaged by the Company as a turnaround consultant and acted as the Interim Chief Financial Officer, as well. Through his firm, Bene Merenti LLC, he has been an entrepreneurial C.E.O. for over 20 years, having bought, started, lead, and sold many companies in that period.	2009	2012
Rules of NYSE Amex require that a majority of the Board of Directors be "independent," as defined in American Stock Exchange Company Guide Section 121(f). Under the NYSE Amex rules, the Board of Directors must make an affirmative determination that a director is independent by determining that the director has no relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has reviewed the independence of its directors under the Amex rules. During this review, the Board of Directors considered transactions and relationships between each director or any member of their family and the Company.
The Board of Directors has determined that Mr. DeShaw is independent under Amex Rule Section 121(f).
EXECUTIVE OFFICERS
The following table lists the Company's executive officers as of the date of this filing:

NAME	OFFICE	OFFICER SINCE
Robert Davis	Interim Chief Executive Officer	2011

	Chief Financial Officer and Chief Operating Officer	2010

	Interim Chief Financial Officer, Secretary and Treasurer	2009

The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Mr. Paul DeShaw is currently the only member of the Audit Committee.
Director Compensation (Restated)
The following table presents director compensation (excluding directors who are Named Executive Officers) for the year ended September 30, 2010:

	Name	Fees Earned or Paid in Cash ($)	(Restated) Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Restated Total Compensation ($)
(1)	Paul DeShaw	$-	$-	$-	$-	$-	$-	$-

(2)	Daniel Thralow	$-	$-	$-	$-	$-	$-	$-

(1)
Paul DeShaw was elected to the board at the annual meeting of stockholders in 2010 for a term which will expire at the 2013 annual meeting of stockholders. As of September 30, 2010, Mr. DeShaw was not vested in a 50,000 share compensation award approved by the stockholders to be vested over three years.

(2)
Daniel Thralow was elected to the board in 2009 to serve until 2012. As of September 30, 2010, Mr. Thralow was not vested in a 50,000 share compensation award approved by the stockholders to be vested over three years. Effective December 31, 2010, Mr. Thralow resigned his position as a member of the board of directors and forfeited these shares.

The Board of Directors has reviewed the qualifications of each member of the Audit Committee for the purpose of determining whether any director serving on the Audit Committee would qualify as an "audit committee financial expert" as that term is defined under the rules of the Securities and Exchange Commission. Based upon that review, it was determined that, Mr. Paul DeShaw qualifies as an audit committee financial expert.
On January 6, 2011, the Company notified NYSE Amex that, as a result of the resignation of Daniel Thralow from the Company's Board of Directors, as described elsewhere in this report, the Company no longer complies with Section 803B(2)(c) of the NYSE Amex's Company Guide, which requires that the Company's audit committee have at least two members, both of whom must be independent. In accordance with Section 802(b) of the Company Guide, the Company has until March 16, 2011 to regain compliance with this requirement. The board is currently considering candidates and intends to appoint an independent director to fill the vacancy on the board and the audit committee as soon as possible. If we are unable to fill the vacancy in a timely matter, we could be delisted by the Exchange.
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
ITEM 11. EXECUTIVE COMPENSATION (Restated)
The following table sets forth the total compensation earned over the fiscal years ended September 30, 2010 and 2009 by (1) each person who served as the principal executive officer of the Company during fiscal year 2010, (2) the Company's two most highly compensated executive officers as of September 30, 2010 with compensation during fiscal year 2010 of $100,000 or more; and (3) up to two additional individuals, if any, who would have otherwise been included under clause (2) above but for the fact that they were not serving as an executive officer as of September 30, 2010 (the "named executive officers").

								Restated
	Name and	Fiscal				Other Annual		Restricted Stock		Securities Underlying	LTIP	All Other
	Principal Position	Year	Salary	Bonus		Comp		Awards		Options	Payouts	Comp
(1)	Jeffrey Tetzlaff, Former President	2010	176,731	135,000	(5)			13,333	(8)			4,185	(11)
		2009	150,000	25,000	(6)	-		4,167	(9)	-	-	1,464	(11)

(2)	Robert Davis, Interim Chief Executive Officer, Chief Operating Officer and Chief Financial Officer	2010	59,615	135,000	(16)			-	(10)			121,346	(13)
		2009	-	-		-		-		-	-	116,876	(13)

(3)	Randy Kempf, Former President	2009	187,500	-		-		25,000	(11)	-	-	10,432	(12)

(4)	Alan Bailey, Former Vice President	2010	76,923	-		-		-		-	-	36,225	(14)
		2009	125,000	-		500	(7)	-		-	-	18,842	(15)

(1)	Resigned effective December 31, 2010

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

(8)
Includes $13,333 for 33,332 shares vested and issued in fiscal year 2010. Excludes 1,005,809 shares issued in fiscal year 2010 as part of an Employee Agreement effective July 1, 2010 but subject to forfeiture and not yet vested as of September 30, 2010. The 1,005,809 shares were subsequently forfeited and cancelled subject to a Separation Agreement and Release of Claims.

(9)	16,666 shares vested in fiscal year 2009

(10)	Excludes 1,005,809 shares issued in fiscal year 2010 as part of an Employee Agreement effective July 1, 2010 but subject to forfeiture and not yet vested as of September 30, 2010.

(11)	Issuance of remaining stock for a total of $100,000

(12)	Health insurance

(13)	Amounts paid to Mr. Davis' consulting firm, Bene Merenti LLC for his services as Interim Chief Financial Officer.

(14)	Includes $14,271 vacation payout, $7,978 value of personal use of company auto and $13,977 paid for health insurance.

(15)	Includes $6,180 value of personal use of company auto and $12,662 paid for health insurance.

(16)	Includes $60,000 signing bonus and $75,000 performance bonus earned in 2009 and paid in fiscal year 2010.
Outstanding Equity Awards at Fiscal Year-End
The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2010.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (Restated)

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)	Restated Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jeffrey Tetzlaff (1)	-	-	-	-	-	1,005,809	$372,150	-	-
Robert Davis (2)	-	-	-	-	-	1,005,809	$372,150	-	-

(1)	Jeffrey Tetzlaff forfeited his award in connection with his resignation effective December 31, 2010.

(2)	Of this award, 402,324 shares were vested effective October 1, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Restated)
The following table sets forth information regarding the beneficial ownership of our Common Stock as of December 31, 2010 each stockholder known by us to own beneficially more than 5% of our Common Stock.
As of December 31, 2010, we had 8,046,471 shares of Common Stock outstanding and 44 stockholders of record. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after September 30, 2010 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing the ownership percentage of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

		Restated Amount and		Restated
Name and Address of		Nature of		Percentage
Beneficial Owner		Beneficial Ownership		of Class(6)
Alan Bailey	(1)	510,779	(direct)	10.41%
24160 Kelley's Beach Drive		326,889	(indirect)
Spirit Lake, IA 51360

Lisa Bailey	(2)	326,889	(direct)	10.41%
24160 Kelley's Beach Dr		510,779	(indirect)
Spirit Lake, IA 51360

Joan Bailey		1,055,592	(direct)	13.12%
1209 Country Club Lane
Spencer, IA 51301

Robert Davis	(5)	1,005,809	(direct)	12.50%
c/o Cycle Country Accessories Corp.
1701 38th Avenue West
Spencer, IA 51301

Paul DeShaw	(3)	391,300	(direct)	4.97%
c/o Cycle Country Accessories Corp.		8,700	(indirect)
1701 38th Avenue West
Spencer, IA 51301

Hummingbird Management, LLC	(4)	412,922	(direct)	5.13%
Hummingbird Value Fund, LP
TheTarsier Nanocap Value Fund, LP
Hummingbird Capital, LLC
Paul D. Sonkin
145 East 57th Street - 8th Floor
New York, New York 10022

(1)	Includes 326,889 shares owned by Mr. Bailey's spouse, Lisa Bailey

(2)	Includes 510,779 shares owned by Mrs. Bailey's spouse, Alan Bailey

(3)	Includes 8,700 shares owned by Mr. DeShaw's spouse; includes 50,000 shares awarded but not yet vested and subject to forfeiture.

(4)
Includes 101,000 shares owned by Hummingbird Value Fund, LP and 311,922 shares owned by The Tarsier Nanocap Value Fund, L.P. Hummingbird Management, LLC serves as the investment manager of each of Hummingbird Value Fund, LP and Tarsier Nanocap Value

(5)	Includes 603,485 shares awarded but not yet vested and subject to forfeiture.

(6)
Effective December 31, 2010, Mr. Tetzlaff and Mr. Thralow resigned their positions and will forfeit 1,005,809 (12.50%) and 50,000 (0.62%) of the 8,046,471 total shares outstanding as of December 31, 2010, respectively. Mr. Tetzlaff will retain 50,000 (0.62%) shares earned as part of a previous compensation agreement.

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

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership (Restated)		Percentage of Class (Restated)
Robert Davis, Interim CEO, COO, CFO, Corporate Secretary,	(1)	1,005,809	(direct)	12.50%
Treasurer, and Director (2009)
c/o Cycle Country Accessories Corp.
1701 38th Ave West
Spencer, IA 51301

Paul DeShaw, Chairman of the Audit Committee, Director (2010)	(1)	391,300	(direct)	4.86%
c/o Cycle Country Accessories Corp.		8,700	(indirect)	0.11%
1701 38th Avenue West
Spencer, IA 51301

All Officers and Directors as a Group (2 persons)		1,405,809		17.47%

(1)	Includes 603,485 shares issued but not yet vested and subject to forfeiture
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

	Fiscal	Fiscal
	2010	2009
Audit Fees	$188,200	$136,500
Audit-Related Fees	41,100	14,500
Tax Fees	6,200	6,500
All Other Fees	93,700	-
Total Fees	$329,200	$157,500
Audit Fees-Includes audit of the Company's annual financial statements, review of the Company's quarterly reports on Form 10-Q, and consents and assistance with and review of registration statements filed with the SEC. .
Audit-Related Fees-Includes accounting consultations related to GAAP and the application of GAAP and includes time and research provided to the Company including work related to the misappropriations of funds discussed elsewhere in this report.
Tax Fees-Includes tax compliance and consulting.
All Other Fees - Includes time and research related services provided to the Company including work related to the misappropriations of funds discussed elsewhere in this report.
The Audit Committee of the Company pre-approved all fees discussed above.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:
Financial Statements
Included in Item 8 of Part II of this report are the following:
          Report of Independent Registered Public Accounting Firm.
          Consolidated Balance Sheets - September 30, 2010 and September 30, 2009.
          Consolidated Statements of Operations - Years ended September 30, 2010 and September 30, 2009.
          Consolidated Statements of Shareholders' Equity - Years ended September 30, 2010 and September 30, 2009.
          Consolidated Statements of Cash Flows - Years ended September 30, 2010 and September 30, 2009.
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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2012.
CYCLE COUNTRY ACCESSORIES CORP.
(Registrant)

/s/ Robert Davis
Robert Davis
Chief Executive Officer
In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date
/s/ Robert Davis	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and	April 16, 2012
Robert Davis	Director (principal executive, financial and accounting officer)

/s/ Paul DeShaw	Director	April 16, 2012
Paul DeShaw

EXHIBIT INDEX
The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

Exhibit Number	Exhibit
3.1
Articles of Incorporation (Incorporated by reference to Exhibit 3.1 contained in the Company's Registration Statement on Form SB-2 (and amendments thereto) filed August 29, 2001 (file number 333-68570)).

3.2
Amended and Restated Bylaws as amended effective through May 7, 2007 (Incorporated by reference to Exhibit 3.3 contained in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 30, 2007).

10.2	Lease of Milford Facility, dated November 9, 2007 (Incorporated by reference to Exhibit 10 contained in the Company's Current Report on Form 8-K filed November 20, 2007)

10.3	Secured Credit Agreement, dated August 21, 2001 (Incorporated by reference to Form SB-2 filed August 29, 2001 (file number 333-68570))

10.4	First Amendment to Secured Credit Agreement, dated July 22, 2002. (Incorporated by reference)

10.5
Second Amendment to Secured Credit Agreement, dated May 30, 2003 (Incorporated by reference to Exhibit 10.10 contained in the Company's registration statement on Form SB-2 (and amendments thereto filed January 20, 2006 (file number 333-131775))

10.6
Third Amendment to Secured Credit Agreement, dated June 25, 2003 (Incorporated by reference to Exhibit 10.11 contained in the Company's registration statement on Form SB-2 (and amendments thereto filed January 20, 2006 (file number 333-131775))

10.7
Fourth Amendment to Secured Credit Agreement, dated January 1, 2005 (Incorporated by reference to Exhibit 10.12 contained in the Company's registration statement on Form SB-2 (and amendments thereto filed January 20, 2006 (file number 333-131775))

10.8
Fifth Amendment to Secured Credit Agreement, dated April 29, 2005 (Incorporated by reference to Exhibit 10.13 contained in the Company's registration statement on Form SB-2 (and amendments thereto filed January 20, 2006 (file number 333-131775))

10.9	Executive Employment Agreement between the Company and Robert Davis (Incorporated by reference to Exhibit 10.1, contained in the Company's Current Report on Form 8-K filed December 9, 2010)

10.10
Separation Agreement and Release of Claims, between the Company and Jeffrey M. Tetzlaff (Incorporated by reference to Exhibit 99.1 contained in the Company's Current Report on Form 8-K filed January 6, 2011)

10.11	Sixth Amendment to Secured Credit Agreement, dated April 26, 2055 (previously filed)

10.12	Seventh Amendment to Secured Credit Agreement and Waiver dated January 17, 2011 (previously filed)

10.13	2007 Incentive Compensation Plan (previously filed)

31.1	Certification required by Rule 13a-14(a).

32.1	Certification of Interim Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Cycle Country Accessories Corp. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Cycle Country Accessories Corp. and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company sustained several consecutive periods of operating losses. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 21 to the consolidated financial statements, the consolidated balance sheets as of September 30, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2010 has been restated to correct certain errors relating to stock-based compensation and vendor rebate programs.
Certified Public Accountants
Minneapolis, Minnesota
January 17, 2011, except for Note 21
as to which the date is April 16, 2012

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009

	September 30, 2010 Restated(1)	September 30, 2009
Assets
Current Assets
Cash and cash equivalents	$28,939	$27,490
Accounts receivable, net	1,963,548	1,819,552
Inventories	3,208,749	3,588,880
Income taxes receivable	640,733	997,413
Deferred income taxes	366,000	448,000
Prepaid expenses and other	320,475	77,397
Total current assets	6,528,444	6,958,732

Property, plant and equipment, net	10,028,623	10,803,308
Intangible assets, net	161,957	178,547
Other assets	7,413	40,388

Total assets	$16,726,437	$17,980,975

Liabilities and Stockholders' Equity
Current Liabilities:
Disbursements in excess of bank balances	$387,141	$438,636
Accounts payable	695,241	562,689
Accrued expenses	1,055,583	747,044
Bank line of credit	2,700,000	1,030,000
Current portion of notes payable	699,681	863,160
Current portion of deferred gain	27,754	166,524
Total current liabilities	5,565,400	3,808,053

Long-Term Liabilities:
Notes payable, less current portion	2,478,279	3,111,783
Deferred gain, less current portion	-	27,754
Deferred income taxes	1,587,000	2,142,000

Total long term liabilities	4,065,279	5,281,537
Total liabilities	9,630,679	9,089,590

Stockholders' Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 8,046,471 and 7,482,677 shares issued and 8,046,471 and 6,072,307 outstanding, respectively	805	748
Additional paid-in capital	12,495,917	14,849,334
Accumulated deficit	(5,400,964)	(3,377,061)
Treasury stock	-	(2,581,636)
Total stockholders' equity	7,095,758	8,891,385

Total liabilities and stockholders' equity	$16,726,437	$17,980,975
(1) See Note 21- Restatement of Consolidated Financial Statements- of Notes to Consolidated Financial Statements
See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009

	2010 Restated(1)	2009
Revenue

Net sales	$11,861,990	$10,188,884
Freight income	82,472	92,842

Total revenues	11,944,462	10,281,726

Cost of goods sold	9,946,559	8,834,912

Gross profit	1,997,903	1,446,814

Selling, general, and administrative expenses	4,854,218	3,872,719
Goodwill impairment	-	4,890,146
Fraud expense	134,775	620,000

Total operating expenses	4,988,993	9,382,865

Loss from operations	(2,991,090)	(7,936,051)

Other income (expense)

Interest expense	(318,742)	(336,461)
Interest income	8,302	1,720
Miscellaneous	167,627	10,999

Total other expense, net	(142,813)	(323,742)

Loss before income tax benefit	(3,133,903)	(8,259,793)

Income tax benefit	1,110,000	1,461,000

Net loss	$(2,023,903)	$(6,798,793)

Weighted average shares of common stock
Basic	6,068,247	6,059,854

Diluted	6,068,247	6,059,854

Loss per common share:
Basic	$(0.33)	$(1.12)

Diluted	$(0.33)	$(1.12)
(1) See Note 21- Restatement of Consolidated Financial Statements- of Notes to Consolidated Financial Statements
See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009

	Common Stock	Additional Paid- In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholder Equity
Balances at September 30, 2008	$743	$14,729,338	$3,421,732	$(2,581,636)	$15,570,177
Net Loss	(6,798,793)	(6,798,793)
Issuance of Common Stock - Compensation Fees
$97,500 yearly accrual of signing bonus	-	97,500			97,500
Issuance of Common Stock - Consulting Fees
50,000 shares at $0.45 per share	5	22,496			22,501
Balances at September 30, 2009	748	14,849,334	(3,377,061)	(2,581,636)	8,891,385
Net Loss (Restated) (1)	(2,023,903)	(2,023,903)
Treasury Stock - recovery of 195,416 shares at $0.6141 per share	(120,000)	(120,000)
Treasury Stock - cancel 195,416 shares at $0.6141 per share	(20)	(119,980)		120,000	-
Treasury Stock - cancel 1,410,730 shares at $1.83 per share	(141)	(2,581,495)		2,581,636	-
Issuance of Common Stock
Issue 3,609 shares to directors	-	5,999			5,999
Issue 5,373 shares to directors (Restated)(1)	1	2,499			2,500
Issue 50,000 shares to officers (Restated)(1)	5	(5)			-

Stock-based compensation (Restated)(1)	339,778	339,778

Issuance of Restricted Common Stock
Issue 2,011,618 restricted common shares to officers (Restated) (1)	202	(202)			-
Issue 100,000 restricted common shares to directors (Restated) (1)	10	(10)			-

Balances at September 30, 2010 (Restated)(1)	$805	$12,495,917	$(5,400,964)	$-	$7,095,758
(1) See Note 21- Restatement of Consolidated Financial Statements- of Notes to Consolidated Financial Statements
See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009

	2010 (Restated)(1)	2009
Cash Flows from Operating Activities:
Net loss	$(2,023,903)	$(6,798,793)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	774,140	829,870
Amortization	6,155	5,901
Inventory reserve	-	14,766
Stock-based compensation	348,278	120,000
Goodwill impairment	-	4,890,146
(Gain) loss on sale of property, plant and equipment	94,555	(164,590)
Deferred income taxes	(473,000)	(320,892)
Fraud recovery	(120,000)	-
Change in:
Accounts receivable, net	(143,996)	1,116,096
Inventories	380,131	1,506,852
Income tax receivable	356,680	(982,633)
Prepaid expenses and other, net	(243,078)	132,220
Other assets	32,975	7,975
Accounts payable, net	132,552	(14,589)
Accrued expenses	308,539	21,963

Net cash provided by (used for) operating activities	(569,972)	364,292

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(274,410)	(221,200)
Purchase of intangible assets, net	10,435	(6,637)
Proceeds from sale of property, plant and equipment	13,875	35,458

Net cash used for investing activities	(250,100)	(192,379)

Cash Flows from Financing Activities:
Change in disbursements in excess of bank balances	(51,495)	438,636
Payments on bank notes payable	(856,984)	(807,635)
Advance on development loan	60,000	-
Bank line of credit, net	1,670,000	30,000

Net cash provided by (used for) financing activities	821,521	(338,999)

Net increase (decrease) in cash and cash equivalents	1,449	(167,086)

Cash and cash equivalents, beginning of year	27,490	194,576

Cash and cash equivalents, end of year	$28,939	$27,490
(1) See Note 21- Restatement of Consolidated Financial Statements- of Notes to Consolidated Financial Statements
See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009

	2010 (Restated)(1)	2009
Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest	$315,704	$336,950

Income tax refunds, net	$(993,680)	$(159,380)

Supplemental schedule of non-cash investing and financing:

Issuance of common stock for payment of consultant fees	$-	$22,501

Recovery of treasury shares from fraud	$120,000	$-

Issuance of common stock and options for payment of compensation	$-	$97,500
(1) See Note 21- Restatement of Consolidated Financial Statements- of Notes to Consolidated Financial Statements
See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity and Principles of Consolidation -Cycle Country Accessories Corp. ("Cycle Country") a Nevada corporation, has a wholly-owned subsidiary, Cycle Country Accessories Corp. ("Cycle Country - Iowa"), an Iowa Corporation. Cycle Country - Iowa had a wholly-owned subsidiary, Cycle Country Accessories Subsidiary Corp ("Cycle Country Sub"), a Nevada Corporation which was dissolved during fiscal year 2010.
The entities are collectively referred to as the "Company" for these financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying consolidated statements of operations. The actual freight costs incurred are included in cost of goods sold. Sales were recorded net of sales discounts, returns and allowances. Sales discounts and allowances were approximately $1,031,000 (Restated) and $831,000 in 2010 and 2009, respectively.
Cost of Goods Sold - The components of cost of goods sold in the accompanying consolidated statements of operations include all direct materials and direct labor associated with the assembly and/or manufacturing of the Company's products.
Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company's cash and cash equivalent balances may exceed amounts insured by the Federal Deposit Insurance Company.
Accounts Receivable - Credit terms are generally extended to customers on a short-term basis. These receivables do not bear interest, although a finance charge may be applied to balances more than thirty days past due. Trade accounts receivable are carried on the books at their net realizable value. The Company performs ongoing credit evaluations of its customers to reduce credit risk.
Individual trade accounts receivable are periodically evaluated for collectability based on past credit history and their current financial condition. Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible. While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts. The allowance for doubtful accounts was $15,000 at September 30, 2010 and 2009. It is at least reasonably possible that the Company's estimate will change in the future.
Inventories - Inventory is stated at the lower of cost or market. Inventory consists of raw materials, work in process, and finished goods. Cost is determined using the weighted average method. During the third quarter of 2009, while undergoing lean manufacturing process improvements and upgrades to the ERP software used to manage the Company, management spent significant time evaluating the inventory processes, inventory quantities on hand, future product demand and the estimated utility

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
of inventory. During this review, management made the determination that some inventory on-hand was obsolete or needed to be written down to the current market values. As a result of management review, process improvements and upgrades, management ultimately determined the Company had approximately $283,000 of obsolete inventory, which was applied against the inventory reserve upon disposal.
Property, Plant, and Equipment - Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods. Long-lived assets, such as property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company's market capitalization for a sustained period of time. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, as considered necessary. In accordance with ASC 360, the Company evaluated its long-lived assets using an undiscounted cash flow analysis. This analysis supported the carrying value of the long-lived assets and, therefore, no impairment was recorded. The Company's analysis uses significant estimates in its evaluation. It is reasonably possible that its estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets. The estimated useful lives are as follows:

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
The Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company's market capitalization for a sustained period of time and has sustained three quarters of continued net losses for the three quarters ended September 30, 2010. In accordance with Financial Accounting Standards Board (FASB) ASC 360, the Company evaluated its other intangible assets using an undiscounted cash flow analysis prior to evaluating goodwill. This analysis supported the carrying value of the other intangible assets, but could not support the carrying amount of goodwill. Therefore, management determined that no impairment was necessary for other intangible assets.
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

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
The Company's analysis uses significant estimates in the evaluation of other intangibles and goodwill, such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin. It is reasonably possible that the Company's estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets and other intangibles.
Other intangible assets are stated at cost and consist of trademarks, and patents. All trademarks acquired by the Company's acquisitions have been deemed to have an indefinite life and as such will not be amortized. Patents are being amortized over their estimated useful lives of 15 years.
Investments - In 2000, the Company invested $25,000 in Golden Rule (Bermuda) Ltd., a captive insurance company from which the Company purchased some of its insurance needs. The investment is not an investment of excess cash, but rather a mechanism to provide insurance. In 2009, management determined that the program was no longer providing sufficient benefits to warrant continued participation. In fiscal 2009, the Company cancelled the insurance plan provided by Golden Rule and exited the program. The Company received $100 in exchange for its stock which represented the par value of the stock. The Company impaired the balance of the cost of the stock at a loss of $24,900 during the fiscal year ended September 30, 2010.
Warranty Costs - Estimated future costs related to product warranties are accrued as products are sold based on prior experience and known current events and are included in accrued expenses in the accompanying consolidated balance sheets. Accrued warranty costs have historically been sufficient to cover actual costs incurred.
Customer Incentive Program Costs - In prior years, the Company has offered a rebate programs for its North American ATV accessory distributors. The program rebate was "paid" quarterly to the applicable distributors as a credit against future purchases of the Company's products. The program rebate liability was calculated and recognized as ATV accessory products were purchased within a quarter and was included in accrued expenses in the accompanying consolidated balance sheets for fiscal year 2009. This program was originally discontinued during the year ended September 30, 2009. A similar program with different features was introduced during the year ended September 30, 2010. All expenses related to the program were included in the accompanying consolidated financial statements. The related expense expense was approximately $68,000 for the fiscal year ended September 30, 2009 and was recorded as a reduction in sales within the consolidated statement of operations. Total program costs for the year ended September 30, 2010 was approximately $212,000 (Restated). Of this, approximately $168,000 (Restated) was recorded as a reduction in sales within the consolidated statement of operations, while approximately $44,000 (Restated) related to competitor product buybacks was recorded as selling, general and administrative expenses within the consolidated statement of operations.
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
The Company recognizes in its consolidated financial statements only those tax positions that are "more-likely-than-not" of being sustained upon examination by taxing authorities, based on the technical merits of the position.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2006. The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of October 1, 2009 or September 30, 2010 and such uncertain tax positions as of each reporting date are insignificant. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to September 30, 2011.
Stock-Based Compensation - The Company accounts for stock-based compensation on a fair value basis. The estimated fair value at date of grant for each stock-based award is recognized in expense over the requisite service period (generally the vesting period).
Earnings (Loss) Per Share - Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if stock options or other share-based awards were exercised, by dividing net income (loss) by the weighted average number of shares and share equivalents during the period.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
The Company incurred a net loss of $2,023,903 (Restated) and $6,798,793 for the years ended September 30, 2010 and September 30, 2009 respectively. A net loss causes all outstanding common stock equivalents, such as certain stock options, warrants, and restricted share awards to be antidilutive. As a result, the basic and dilutive losses per common share are the same. Common stock equivalents that are not included in diluted net loss per share were 25,000 at September 30, 2009. There were no common stock equivalents for the period September 30, 2010. In addition, the Company's 40,000 outstanding warrants and 500,000 employee common stock options at September 30, 2009 are not considered common stock equivalents as the exercise price is significantly greater than the average market value during both reporting periods. There were no such warrants or options at September 30, 2010.
Legal - The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. While the ultimate outcome of these matters is not presently determinable, it is in the opinion of management that the resolution of outstanding claims will not have a material adverse effect on the financial position or results of operations of the Company. Due to the uncertainties in the settlement process, it is at least reasonably possible that management's view of outcomes will change in the near term.
Advertising - Advertising consists primarily of trade magazine advertisements, product brochures and catalogs, and trade shows. Advertising expense totaled approximately $175,000 (Restated) and $103,000 in 2010 and 2009, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.
Research and Development Costs - Research and development costs are expensed as incurred. Research and development costs incurred during fiscal 2010 and 2009, included in selling, general & administrative expenses and cost of goods sold in the accompanying consolidated statements of operations totaled approximately $395,000 (Restated) and $422,000, respectively.
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
Use of Estimates -The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Significant items subject to such estimates include the useful lives and assumptions used in the impairment analysis of property, plant, and equipment; valuation of intangible assets; allowance for doubtful accounts; and allowance for inventory reserves. Actual results could differ significantly from those estimates.
Fair Value of Financial Instruments - The Company adopted FASB ASC 820 "Fair Value Measurements" which defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements. At September 30, 2010, the Company does not have any financial or nonfinancial assets or liabilities that would require fair value recognition or disclosures under ASC 820.
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
Note 2 - MISAPPROPRIATION OF FUNDS
The Company previously reported the misappropriation of funds by its then-Chairman of the Board of Directors and its Audit Committee, Mr. L. G. Hancher Jr. in the fiscal year ended September 30, 2009. This misappropriation of funds was related to a plan for the Company to purchase shares of its own stock which was to be completed by Mr. Hancher on the Company's behalf (the "Stock Buyback") in fiscal 2009.
The Company continues to work to recover all of the amounts misappropriated. During the year ended September 30, 2010, the Company recovered and cancelled 195,416 shares of Company stock with a market value of $120,000, which reduced common equity and fraud-related professional expenses of $254,775 in the consolidated statement of operations. The Company believes the value represents the amount the Company provided for the purchase of shares to the third party that returned these shares to the Company. The price per share is consistent with the trading in the market at the time, and the Company believed the shares were being purchased on its behalf.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
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
Note 3 - INVENTORIES
Inventories are stated at the lower of cost or market using the weighted average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Management regularly reviews inventory quantities on hand, future product demand and the estimated utility of inventory. If the review indicates a reduction in utility below carrying value, management would reduce the Company's inventory to a new cost basis through a charge to cost of goods sold.
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
During fiscal year 2010, the Company performed additional process improvements specifically for the Plazco and Perf-Form segments. At that time, the Company identified specific inventory as obsolete due to decreased sales and decreased demand for those raw materials. As a result, the Company disposed of inventory with an approximate value of $315,000. The Company realized approximately $277,000 of expense associated with inventory count variances for the year ended September 30, 2010. Management evaluated the Company's remaining inventory reserve based on the Company's historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at September 30, 2010 and 2009 was appropriate.
Note 4 - PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment and related accumulated depreciation at September 30 are as follows:

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009

	2010	2009
Land	$119,820	$119,820
Land Improvements	160,442	160,442
Building	5,727,051	5,707,601
Plant Equipment	7,356,101	7,737,780
Tooling and Dies	1,070,692	971,279
Vehicles	423,912	434,906
Office Equipment	1,164,888	1,100,224
Construction in Progress	3,800	9,328
	16,026,706	16,241,380
Less Accumulated Depreciation	(5,998,083)	(5,438,072)
	$10,028,623	$10,803,308
Note 5 - ACQUIRED INTANGIBLE ASSETS
Intangible assets consist of the following:

	Weighted-	September 30, 2010
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	11.85	$73,415	$47,776	$25,639

Unamortized Intangible Assets
Trademarks		125,418	-	125,418

Total		$198,833	$47,776	$151,057

	Weighted-	September 30, 2009
	Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets
Patents	11.52	$67,715	$41,622	$26,093

Unamortized Intangible Assets
Trademarks		124,835	-	124,835

Total		$192,550	$41,622	$150,928
Patents in process in the amount of $10,900 and $27,619 for 2010 and 2009, respectively, are not included within the amortized intangible assets.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
Scheduled amortization expense amounts at September 30, 2010 are summarized as follows:

2011	$6,281
2012	6,281
2013	3,630
2014	1,458
2015	1,069
Thereafter	6,920
$25,639
Note 6 - OTHER ASSETS
The components of other assets at September 30 are summarized as follows:

	2010	2009
Unamortized Loan Costs	$7,413	$15,388

Investment in Golden Rule (Bermuda), Ltd	-	25,000
	$7,413	$40,388
Note 7 - ACCRUED EXPENSES
Accrued expenses at September 30 are as follows:

	2010 Restated	2009

Accrued salaries and related benefits	$543,286	$326,803
Accrued warranty expense	50,000	50,000
Accrued real estate tax	102,480	110,127
Accrued royalty expense	1,731	5,131
Accrued interest	6,418	3,381
Accrued customer incentive program	196,866	-
Accrued expense - other	154,802	251,602
Total	$1,055,583	$747,044
Note 8 - DEBT OBLIGATIONS
The Company and its commercial lender are parties to secured credit agreements as of September 30, 2010. There are two operating lines of credit and three term notes.
Lines of Credit
The Company has a line of credit ("Line of Credit One") for the lesser of $1,000,000 or 80% of eligible accounts receivable and 35% of eligible inventory. Line of Credit One bears interest at prime (3.25% at September 30, 2010 and 2009, respectively) plus 0.50% with a ceiling of 10.5% and a floor of 6.5%. At September 30, 2010 and 2009 the rate was 6.5% and 5.5%, respectively. At September 30, 2010 and 2009 there was $1,000,000 outstanding. Line of Credit One matured on March 31, 2010, but has been extended by the lender through June 1, 2011.
On September 30, 2009, the Company and its commercial lender entered into an additional secured credit agreement, ("Line of Credit Two"), dated September 30, 2009, as a temporary expansion of its credit facility. Under the terms of Line of Credit Two, the Company added an additional line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The line was subsequently increased to $600,000. The interest rate on Line of Credit Two was at 6.5%. The balance due on Line of Credit Two was $0 and $30,000 at September 30, 2010 and 2009, respectively. Line of Credit Two matures on February 15, 2011.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
On July 16, 2010, the Company entered into an agreement with its commercial lender to replace Line of Credit Two with a new, larger facility, ("Line of Credit Three"). Under the terms of Line of Credit Three, the Company added an additional line of credit for the lesser of $1,700,000 or 80% of eligible accounts receivable and 35% of inventory. The line bears interest at 6.75% and matures January 15, 2011. The balance due on Line of Credit Three was $1,700,000 at September 30, 2010.
The lines of credit contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or any other distributions without the consent of the lender. The lines are collateralized by all of the company's assets.
Term Loans
Term loan balances as of September 30 are as follows:

	2010	2009

Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matures April 2011 and is secured by all Company assets.	$284,263	$755,094

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April 2011, the interest is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April 2018 and is secured by all Company assets.	2,418,530	2,660,690

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April 2013 secured by the specific equipment acquired.	415,167	559,159

Note - Spencer Area Jobs Trust due in full March 2014 forgivable in full if the Company maintains required job levels.	60,000	-

Total	3,177,960	3,974,943
Less current maturities	(699,681)	(863,160)
Net	$2,478,279	$3,111,783
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
On April 29, 2010, the Company entered into an agreement with the Spencer Area Jobs Trust (the "Trust"). Under the terms of this agreement, the Trust advanced $60,000 to the Company under a loan which is forgivable if the Company maintains no less than seventy full time employment positions through February 2014. If the Company does not maintain seventy employment positions, the amount of the loan forgiven will equal $850 for each employment position retained. The Company will extinguish this debt amount, if any, upon notice from the Trust.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
Scheduled long-term debt maturities at September 30, 2010 are as follows:

2011	$699,681
2012	441,718
2013	395,237
2014	374,947
2015	334,788
Thereafter	931,589
$3,177,960
Note 9 - INCOME TAXES
The provisions for income taxes for the years ended September 30 consist of the following:

	2010 (Restated)	2009
Current tax benefit	$(637,000)	$(1,140,108)
Deferred tax benefit	(473,000)	(320,892)
Total tax benefit	$(1,110,000)	$(1,461,000)
Deferred tax assets and liabilities for the years ended September 30 are comprised of the following:

	2010 (Restated)	2009
Deferred Tax Assets:
Inventory reserve	$141,000	$51,000
Capitalized fees	37,000	39,000
Accrued expenses	210,000	124,000
Allowance for uncollectible accounts	5,000	5,000
Deferred gain on sale	9,000	66,000
Charitable contributions	13,000	11,000
Theft loss discovered in subsequent fiscal year	-	211,000
NOL carryforward	292,000	-
State NOL carryforward	52,000	22,000
Business credit carryforward	177,000	91,000
Total Deferred Assets	936,000	620,000

Deferred Tax Liability
Property and equipment	(2,157,000)	(2,314,000)
Net Deferred Tax	$(1,221,000)	$(1,694,000)

	2010 (Restated)	2009
Current Assets	$366,000	$448,000
Long-Term Liabilities	(1,587,000)	(2,142,000)
Net Deferred Tax Liability	$(1,221,000)	$(1,694,000)

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
A reconciliation of the income tax provision (benefit) computed by applying the statutory rate of 34% for the years ended September 30 is as follows:

	2010 (Restated)	2009
Federal statutory tax	$(1,065,500)	$(2,808,000)
Permanent items	71,200	1,701,000
IRS adjustment	-	(220,000)
State taxes	(37,600)	(44,000)
Other R&D and Workers Opportunity Credit	(78,100)	(90,000)
	$(1,110,000)	$(1,461,000)
No valuation allowance has been provided for the deferred tax assets at September 30, 2010 or 2009, as full realization of these assets is more likely than not. The Company has federal operating loss carry forwards of approximately $860,000 expiring in tax year 2029 and state operating loss carry forwards of approximately $869,000 which will expire in tax years 2023 through 2029.
Note 10 - STOCKHOLDERS' EQUITY
Common Stock - The Company has 100,000,000 shares of $0.0001 par value common stock authorized and 8,046,471 (restated) and 7,483,037 shares issued and 8,046,471 (restated) and 6,072,307 outstanding at September 30, 2010 and 2009, respectively. As further described in Note 16, at September 30, 2010, included in the outstanding and issued are 2,011,618 restricted shares subject to forfeiture to executives and 100,000 restricted shares subject to forfeiture to executives and members of the board of directors with full voting and participating rights, respectively.
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
Warrants - The Company had previously issued warrants outstanding to purchase 40,000 shares of the Company's common stock at $4.00 per share, which expired June 9, 2010. For the years ended September 30, 2010 and 2009, none of the 40,000 warrants were exercised.
Treasury Stock - During the year ended September 30, 2009, the Company entered into a stock buyback program with the intent to repurchase and retire some of the Company's outstanding shares. The stock buyback program began in October 2008, and was originally reported in the Company's Form 10-Q for the period ending December 31, 2008. However, as discussed in Note 2, the Company's funds were not used as instructed, resulting in a fraud loss of $570,000 for the quarter ending December 31, 2008, and an additional fraud loss of $50,000 for the quarter ending March 31, 2009, resulting in an overall expense to the Company of $620,000 for the year ending September 30, 2009. This is shown on the consolidated statement of operations as fraud expense.
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
Note 11 - PENSION AND PROFIT SHARING PLAN
The Company maintains a 401(K) Retirement Savings Plan, which allows qualified employees to defer the maximum portion of their earnings allowed by law. The plan also allows discretionary and matching contributions from the Company. The Company matches 25% of the employee contribution, up to a max contribution of 1% of the employee's compensation. Company contributions to the plan totaled approximately $17,000 for each of the years ended September 30, 2010 and 2009, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
Note 12 - BUSINESS CONCENTRATIONS
At September 30, 2010, one customer represented 34% of gross accounts receivable. At September 30, 2009, two customers represented 52% of the gross accounts receivable.
In 2010, three of the Company's customers exceeded 10% of net sales and represented approximately 52% of the total sales (Restated). In 2009, two of these three customers exceed 10% of sales, representing approximately 35% of the total sales.
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
In April 1, 2009, the Company changed its financial segment reporting to reflect management and organizational changes made by the Company. Periods prior to April 1, 2009 were restated to reflect the new basis of segmentation. Effective April 1, 2009, each operating segment was separately managed and has separate financial information evaluated regularly by the Company's Former Chief Executive Officer and Chief Financial Officer in determining resource allocation and assessing performance.
The Company's financial reporting segments consolidated two previously reported segments into one, while also segregating a small product line into a new segment for better clarification and reporting.
"Cycle Country ATV Accessories" was created by consolidating the former "ATV Accessories" and "Weekend Warrior" segments. At the same time, the Company removed the oil filter product line from the "ATV Accessories" segment and created the "Perf-Form" segment.
The Plastic Wheel Cover segment was renamed "Plazco", with no change to segment data.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
The Company has similarly renamed "Contract Manufacturing" to "Imdyne", with no change to segment data.

▪
Cycle Country ATV Accessories is engaged in the design, manufacture, and sale of accessories for all terrain vehicles (ATVs) and utility vehicles (UTVs) such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, utility boxes, and oil filters.

▪
Plazco, the Company's plastic products division, designs, manufactures, markets, and distributes injection-molded plastic products for vehicles such as golf cars, lawn mowers, and low-speed vehicles (LSVs).

▪	Perf-Form, the Company's oil filter division, is engaged in the design, manufacturing, sales, and distribution of oil filters for the powersports category, including ATVs, UTVs, LSVs and Motorcycles.

▪
Imdyne, the Company's contract manufacturing division, is engaged in the design, manufacture and assembly of a wide array of parts, components, and other products for non-competing OEM and other businesses.

The significant accounting policies of the operating segments are the same as those described in Note 1 for the years ended September 30, 2010 and 2009.
The following is reconciliation as of September 30 between the revenue and operating profit (loss) of the various segments to consolidated amounts:

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009

	2010 (Restated)	2009
Total Revenue by Segment
CCAC ATV	$9,025,443	$8,649,967
Plazco	467,032	689,792
Perf-Form	205,250	254,197
Imdyne	3,195,293	1,425,997

Total Revenue by Segment	12,893,018	11,019,953

Freight Income	82,472	92,842
Sales Discounts & Allowances	(1,031,028)	(831,069)

Total Consolidated Revenue	$11,944,462	$10,281,726

Gross Profit (Loss) by Segment
CCAC ATV	$4,529,672	$3,807,060
Plazco	14,237	378,522
Perf-Form	(22,456)	62,713
Imdyne	1,018,890	348,378

Total Gross Profit by Segment	5,540,343	4,596,672

Freight Income	82,472	92,842
Sales Disc. & Allow.	(1,031,028)	(831,069)
Factory Overhead	(2,593,884)	(2,411,631)

Gross Profit	1,997,903	1,446,814

Sales, General & Admin.	(4,759,663)	(4,037,309)
Goodwill Impairment	-	(4,890,146)
Fraud Expense, Net	(134,775)	(620,000)
Gain (Loss) on Sale of Assets	(94,555)	164,590
Interest Expense, Net	(310,440)	(334,741)
Other Inc/Exp, Net	167,627	10,999
Income Tax Benefit	1,110,000	1,461,000

Net Loss	$(2,023,903)	$(6,798,793)
The following is a listing of the identifiable assets by segments to consolidated amounts:

	2010 (Restated)	2009
CCAC ATV	$4,521,359	$4,832,042
Plazco	375,887	553,528
Perf-Form	216,303	71,850
Imdyne	10,226,307	10,932,867
Total Identifiable Assets	15,339,856	16,390,287

Corporate and Other Assets	1,386,581	1,590,688
Total Assets	$16,726,437	$17,980,975
The following is a summary of the Company's revenue in different geographic areas during the years ended September 30, 2010 and 2009:

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009

	2010 (Restated)	2009
United States	$10,973,245	$9,267,487
Other Countries	971,217	1,014,239
Total Revenue	$11,944,462	$10,281,726
As of September 30, 2010 and 2009, all of the Company's long-lived assets are located in the United States of America.
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
The Company's employment agreement with its former chief executive officer, Jeffrey M. Tetzlaff, provided for the grant of 50,000 shares of stock in the Company, vesting over a three-year period. At the end of the first and second full year of employment, the former chief executive officer became vested in and received 16,666 shares of stock each year. At the completion of the former chief executive officer's third full year of employment, he would become vested in and receive the final 16,668 shares of stock. During the year ended September 30, 2010, the board elected to accelerate the vesting of the final installment of 16,668 shares of stock which otherwise would have vested April 7, 2011 and issue all 50,000 shares to Mr. Tetzlaff. Total compensation expense recognized during the fiscal years ended September 30, 2010 and September 30, 2009 was $41,250 and $97,500, respectively.
Under the employment agreement, Mr. Tetzlaff also received an option to purchase up to an additional 500,000 shares of the Company's common stock. The exercise price was the closing price on April 8, 2008, which was $1.68 per share. Effective July 1, 2010, the Company and Mr. Tetzlaff entered into a new employment agreement. Under the new agreement, Mr. Tetzlaff no longer had the option to purchase these 500,000 shares.
Effective July 1, 2010, the Company entered into employment agreements with Mr. Tetzlaff, as the former President and Chief Executive Officer, and with Robert Davis, as the Chief Operating Officer and Chief Financial Officer. Under the terms of the agreements, the Company granted, subject to shareholder approval, to each such shares of common stock equal to 12.5% on a fully-diluted basis of the common stock, but not less than 1,005,809 shares, which vest in four installments during the term of the agreement with the first installment of 40% vesting October 1, 2010 and which vesting is subject to acceleration on the occurrence of certain events, including a change of control. During the vesting period, both Mr. Tetzlaff and Mr. Davis have full voting and participating rights related to the stock.
Both Mr. Tetzlaff and Mr. Davis elected Section 83(b) of the Internal Revenue Code for their shares, which allows them to pay income tax on the initial grant instead of paying the tax as the stock vests. As such, the Company originally used the Section 83(b) assigned value of $.05 per share ($100,581 in total), and recognized the entire associated expense during the year ended September 30, 2010. It was subsequently determined that this was not the appropriate fair value for these shares for book purposes and that the stock award included multiple vesting dates that covered multi-year service periods. As part of the restatement further described in Note 21, the shares were revalued as of September 30, 2010 at the grant date price of $.37, or $744,299 in total. For the year ended September 30, 2010, $297,920 (Restated) was recognized as compensation expense, and $446,379 (Restated) of total unrecognized compensation costs remained related to the unvested shares.
As further described in Note 20, effective December 31, 2010, the Company and Mr. Tetzlaff entered into a Separation Agreement and Release of Claims. In accordance with the terms of that agreement, Mr. Tetzlaff surrendered 402,234 shares of Company stock vested October 1, 2010, and forfeited his unvested shares.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
The following table lists stock option activity for the period ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Amount	Intrinsic Value	Weighted Average Remaining Contractual Term
Outstanding at September 30, 2008	-	$-	$-	$-
Granted	500,000	$1.68	$840,000	-	2.52
Exercised
Forfeiture / Expiration

Outstanding at September 30, 2009	500,000	$1.68	$840,000	$-	1.52
Granted
Exercised
Forfeiture / Expiration	500,000	$1.68	$840,000	$-

Outstanding at September 30, 2010	-	$-	$-	$-

Options Vested and Exercisable at September 30, 2010	-	$-	$-	$-
During the fiscal year ended September 30, 2010, each of two members of the board of directors were granted 50,000 shares of restricted stock for services provided to the Company under the approved Director Equity Compensation Agreement. The shares vest over a period of three years based on years of service.
As further described in Note 20, effective December 31, 2010, Daniel Thralow resigned as a member of the Company's Board of Directors. Accordingly, Mr. Thralow forfeited his 50,000 unvested shares.
The Company also issued shares to members of the board of directors for services they provided to the Company as directors in 2008 and 2009. A total of 5,373 shares (Restated) at $0.47 per share were earned in fiscal year 2009. 3,609 shares at an average of $1.66 per share were earned in 2008. Total compensation expense recognized was $608 (Restated) and $2,500 in Fiscal Years 2010 and 2009, respectively. As of September 30, 2010, total unrecognized compensation costs of $36,392 (Restated) remained related to the unvested shares.
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
Note 18 - COMMITMENTS AND CONTINGENCIES
Letters of Credit - Letters of credit are purchase guarantees that ensure the Company's payment to third parties in accordance with specified terms and conditions. The Company is a party to one such agreement which approximated $195,000, as of September 30, 2010 and 2009. This letter of credit guarantees the payment of the insurance premiums to Golden Rule (Bermuda) Ltd., a captive insurance company from which the Company previously bought some of its insurance (see Note 1). Though the Company has changed insurance providers, as part of its prior contracts with Golden Rule (Bermuda) Ltd, the Company is contractually obligated to maintain this Letter of Credit for three years after termination of the insurance. The total letter of credit expense was $3,100 and $2,780 for the years ended September 30, 2010 and 2009, respectively.
Purchase Obligations and Other Commitments - At September 30, 2010 and 2009, the Company has purchase obligations for materials and other contractual obligations in the amount of approximately $24,000 and $400,000, respectively.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 (Restated) AND 2009
Note 19 - GOING CONCERN
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the years ended September 30, 2010 and 2009, the Company incurred net losses of $2,023,903 (Restated) and $6,798,793 respectively. As of September 30, 2010, the Company had an accumulated deficit of $5,400,964 (Restated). As discussed in Note 8, as of September 30, 2010, the Company was in violation of covenants with its lender, a waiver for which was received, as more fully described in Note 20 below. If the Company is unable to generate profits and unable to continue to obtain financing or renew existing financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.
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
Note 20 - SUBSEQUENT EVENTS
Effective December 31, 2010, Daniel Thralow resigned as a member of the Company's Board of Directors. Mr. Thralow also served as a member of the Company's Audit Committee at the time of his resignation.
Effective December 31, 2010, Jeffrey M. Tetzlaff resigned as the Company's Chief Executive Officer and President. Mr. Tetzlaff also resigned from the Company's Board of Directors as of the same date. The Board of Directors has appointed Robert Davis, the Company's Chief Operating Officer and Chief Financial Officer to act as Interim Chief Executive Officer.
In connection with Mr. Tetzlaff's resignation, the Company entered into a Separation Agreement and Release of Claims with Mr. Tetzlaff dated December 31, 2010 which provides for, among other things, the payment of $240,000 in equal payments over twenty-four (24) months, a continuation of certain benefits, a limited mutual release of claims and Mr. Tetzlaff's agreement to surrender or settle the shares of Company stock Mr. Tetzlaff was awarded under his Executive Employment Agreement, dated as of July 1, 2010.
As of January 17, 2011, the Company and its lender entered into the Seventh Amendment to the Secured Credit Agreement and Waiver ("Amendment 7"). Under the terms of Amendment 7, the lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010, December 31, 2010 and the Company's anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, waive the Company's noncompliance with the Term Debt Coverage Ratio as of September 30, 2010, December 31, 2010, and the Company's anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011.
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

Note 21 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
The Company is amending its Annual Report on Form 10-K/A (the "Amended Filing") to its Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission (the "SEC") on January 18, 2011 (the "Original Filing"), to correct errors relating to the number of shares outstanding, the valuation and timing of the expense recognition of those equity awards, and the amount and timing of sales discounts and allowances and selling expenses related to a customer incentive program that was put into place by former management. The Company is also correcting the error regarding the number of shares outstanding related to equity compensation awards with multiple vesting dates that covered multi-year service periods. These errors, in total, caused the Company to overstate total revenue and understate its stock-based compensation and customer incentive program-related selling expenses. Additionally, the error regarding the number of shares that were to have been issued and outstanding had the effect of further misstating the basic and fully-diluted earnings per share for the year ended September 30, 2010.
The following tables show the specific effects of the restatement on the consolidated financial statements as of and for the year ended September 30, 2010:
CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30, 2010 ORIGINAL	ADJUSTMENTS	September 30, 2010 RESTATED
Assets
Current Assets:
Cash and cash equivalents	$28,939	$-	$28,939
Accounts receivable, net	1,963,548	-	1,963,548
Inventories	3,208,749	-	3,208,749
Income taxes receivable	640,733	-	640,733
Deferred income taxes	299,000	67,000	366,000
Prepaid expenses and other	320,475	-	320,475
Total current assets	6,461,444	67,000	6,528,444

Property, plant, and equipment, net	10,028,623	-	10,028,623
Intangible assets, net	161,957	-	161,957
Other assets	7,413	-	7,413
Total assets	$16,659,437	$67,000	$16,726,437

Liabilities and Stockholders' Equity
Current Liabilities:
Disbursements in excess of bank balances	$387,141	$-	$387,141
Accounts payable	695,241	-	695,241
Accrued expenses	965,631	89,952	1,055,583
Bank line of credit	2,700,000	-	2,700,000
Current portion of notes payable	699,681	-	699,681
Current portion of deferred gain	27,754	-	27,754
Total current liabilities	5,475,448	89,952	5,565,400
Long-Term Liabilities:
Notes payable, less current portion	2,478,279	-	2,478,279
Deferred income taxes	1,587,000	-	1,587,000
Total long term liabilities	4,065,279	-	4,065,279

Total liabilities	9,540,727	89,952	9,630,679
Stockholders' Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 8,046,471 shares issued and outstanding	593	212	805
Additional paid-in capital	12,197,101	298,816	12,495,917
Accumulated deficit	(5,078,984)	(321,980)	(5,400,964)
Total stockholders' equity	7,118,710	(22,952)	7,095,758

Total liabilities and stockholders' equity	$16,659,437	$67,000	$16,726,437

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2010

	2010 ORIGINAL	ADJUSTMENTS	2010 RESTATED
Revenues:
Net sales	$12,030,161	$(168,171)	$11,861,990
Freight income	82,472	-	82,472

Total revenues	12,112,633	(168,171)	11,944,462

Cost of goods sold	9,946,559	-	9,946,559

Gross profit	2,166,074	(168,171)	1,997,903

Selling, general, and administrative expenses	4,633,409	220,809	4,854,218
Fraud expense	134,775	-	134,775

Total operating expenses	4,768,184	220,809	4,988,993

Loss from operations	(2,602,110)	(388,980)	(2,991,090)

Other income (expense):
Interest expense	(318,742)	-	(318,742)
Interest income	8,302	-	8,302
Miscellaneous	167,627	-	167,627

Total other expense, net	(142,813)	-	(142,813)

Loss before income tax benefit	(2,744,923)	(388,980)	(3,133,903)

Income tax benefit	1,043,000	67,000	1,110,000

Net loss	$(1,701,923)	$(321,980)	$(2,023,903)

Weighted average shares of common stock outstanding:

Basic	5,954,980	113,267	6,068,247

Diluted	5,954,980	113,267	6,068,247

Loss per common share:
Basic	$(0.29)	$(0.04)	$(0.33)

Diluted	$(0.29)	$(0.04)	$(0.33)

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY
FOR THE YEAR ENDED SEPTEMBER 30, 2010 (Restated)

	Common Stock	Additional Paid- In Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balances at September 30, 2010 as previously filed	593	12,197,101	(5,078,984)	-	7,118,710
Net Loss Restatement Adjustment	(321,980)	(321,980)
Issuance of Unrestricted Common Stock
Adjust value of 5,373 shares issued to directors (Restated)	-	500	-	-	500

Adjust Stock-Based Compensation (Restated)	-	298,528	-	-	298,528

Issuance of Restricted Common Stock
Issue 2,011,618 restricted common shares to officers (Restated)	202	(202)	-	-	-
Issue 100,000 restricted common shares to directors (Restated)	10	(10)	-	-	-

Balances at September 30, 2010 Restated	$805	$12,495,917	$(5,400,964)	$-	$7,095,758

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2010

	2010 ORIGINAL	ADJUSTMENTS	2010 RESTATED
Cash Flows from Operating Activities:
Net loss	$(1,701,923)	$(321,980)	$(2,023,903)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	774,140	-	774,140
Amortization	6,155	-	6,155
Stock-based compensation	49,250	299,028	348,278
Loss on sale of property, plant and equipment	94,555	-	94,555
Deferred income taxes	(406,000)	(67,000)	(473,000)
Fraud recovery	(120,000)	-	(120,000)
Change in:
Accounts receivable, net	(143,996)	-	(143,996)
Inventories	380,131	-	380,131
Income tax receivable	356,680	-	356,680
Prepaid expenses and other, net	(243,078)	-	(243,078)
Other assets	32,975	-	32,975
Accounts payable, net	132,552	-	132,552
Accrued expenses	218,587	89,952	308,539

Net cash used for operating activities	(569,972)	-	(569,972)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(274,410)	-	(274,410)
Purchase of intangible assets, net	10,435	-	10,435
Proceeds from sale of property, plant and equipment	13,875	-	13,875

Net cash used for investing activities	(250,100)	-	(250,100)

Cash Flows from Financing Activities:
Disbursements in excess of bank balances	(51,495)	-	(51,495)
Payments on notes payable	(856,984)	-	(856,984)
Advance on development loan	60,000	-	60,000
Bank line of credit, net	1,670,000	-	1,670,000

Net cash provided by financing activities	821,521	-	821,521

Net increase in cash and cash equivalents	1,449	-	1,449

Cash and cash equivalents, beginning of year	27,490	-	27,490

Cash and cash equivalents, end of year	$28,939	$-	$28,939

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2010

	2010 ORIGINAL	ADJUSTMENTS	2010 RESTATED
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$315,704	-	$315,704

Income tax refunds, net	$(993,680)	-	$(993,680)

Supplemental schedule of non-cash investing and financing

Recovery of treasury shares from fraud	$120,000	-	$120,000