Form 10-Q/A
period 2010-12-31
ATC Ventures Group, Inc.
filed 2012-04-16
CIK 1157758

QUARTERLY REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934.
For the transition period from __________to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of February 14, 2011 is 6,990,662

Table of Contents
Cycle Country Accessories Corp.
Index to Form 10-Q/A

EXPLANATORY NOTE
We are filing this Amended Quarterly Report on Form 10-Q/A (the "Amended Filing") to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 (the "Original Filing"), to correct errors relating to the number of shares outstanding, the valuation and timing of the expense recognition of employee equity awards, and the amount, timing and income statement classification of sales discounts, allowances and expenses related to a customer incentive program that was put into place by former management. In addition, our correction of the error regarding the number of shares outstanding related to equity compensation awards with multiple vesting dates that covered multi-year service periods. These errors, in total, caused us to overstate total revenue and selling expenses related to our customer incentive program, while understating our stock-based compensation expense. Additionally, the error regarding the number of shares that were to have been issued and outstanding had the effect of further misstating the basic and fully-diluted earnings per share for the three months ended December 31, 2010. The effects of these restatements are disclosed in Note 10- Restatement of Consolidated Financial Statements.
No other changes are being made other than the updating of: (i) the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers, and (ii) the Exhibit Index to disclose that certain exhibits that were filed with the Original Filing are incorporated by reference into this Amended Filing. The sections of the Original Filing that are not being amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing and has not been updated to reflect events occurring subsequent to the date of the Original Filing.
Part I Financial Information
Item 1. Financial Statements
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	December 31, 2010 (Restated)(1)	September 30, 2010 (Restated)(1)
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$133,821	$28,939
Accounts receivable, net	1,854,305	1,963,548
Inventories, net	2,947,827	3,208,749
Income taxes receivable	638,164	640,733
Deferred income taxes	338,000	366,000
Prepaid expenses and other	100,844	320,475
Total current assets	6,012,961	6,528,444

Property, plant and equipment, net	9,826,636	10,028,623
Intangible assets, net	160,387	161,957
Other assets	5,419	7,413

Total assets	$16,005,403	$16,726,437

Liabilities and Stockholders' Equity
Current Liabilities
Disbursements in excess of bank balances	$121,639	$387,141
Accounts payable	1,502,063	695,241
Accrued expenses	1,116,407	1,055,583
Bank line of credit	2,193,998	2,700,000
Current portion of notes payable	583,697	699,681
Current portion of deferred gain	-	27,754
Total current liabilities	5,517,804	5,565,400

Long-Term Liabilities
Notes payable, less current portion	2,371,120	2,478,279
Deferred income taxes	1,409,000	1,587,000
Total long term liabilities	3,780,120	4,065,279
Total liabilities	9,297,924	9,630,679

Stockholders' Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,990,662 and 8,046,471 shares issued and outstanding, respectively	699	805
Additional paid-in capital	12,416,823	12,495,917
Accumulated deficit	(5,710,043)	(5,400,964)
Total stockholders' equity	6,707,479	7,095,758

Total liabilities and stockholders' equity	$16,005,403	$16,726,437

(1)See Note 10- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months ended December 31,
	2010 (Restated)(1)	2009
	(Unaudited)	(Unaudited)
Revenue

Net sales	$4,214,851	$4,128,681
Freight income	22,455	24,567

Total revenues	4,237,306	4,153,248

Cost of goods sold	3,470,728	2,895,712

Gross profit	766,578	1,257,536

Selling, general, and administrative expenses	1,149,984	857,584

Income (loss) from operations	(383,406)	399,952

Other income (expense)

Interest expense	(98,749)	(82,388)
Interest income	-	2
Miscellaneous	27,075	34,488

Total other expense, net	(71,674)	(47,898)

Income (loss) before income tax provision (benefit)	(455,080)	352,054

Provision for (benefit) from income taxes	(146,001)	124,777

Net income (loss)	$(309,079)	$227,277

Weighted average shares of common stock
Basic	8,030,474	6,072,307

Diluted	8,030,474	6,097,307

Income (loss) per common share:
Basic	$(0.04)	$0.04

Diluted	$(0.04)	$0.04
(1)See Note 10- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months ended December 31,
	2010 (Restated)(1)	2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(309,079)	$227,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	177,471	203,099
Amortization	1,571	1,475
Reserve for bad debts	60,000	-
Stock-based compensation	49,542	6,874
(Gain) loss on sale of property, plant and equipment	23,141	(34,411)
Deferred income taxes	(150,000)	250,000
Change in:
Accounts receivable	49,243	8,399
Inventories	260,922	227,695
Income tax receivable	2,569	(45,446)
Prepaid expenses and other, net	219,631	46,799
Other assets	1,994	1,994
Accounts payable, net	806,822	(198,341)
Accrued expenses	(67,922)	(160,143)

Net cash provided by operating activities	1,125,905	535,271

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(28,744)	(51,725)
Purchase of intangible assets, net	-	(1,426)
Proceeds from sale of property, plant and equipment	2,368	500

Net cash used for investing activities	(26,376)	(52,651)

Cash Flows from Financing Activities:
Disbursements in excess of bank balances	(265,502)	(266,673)
Payments on bank notes payable	(223,143)	(207,756)
Bank line of credit, net	(506,002)	5,078

Net cash used for financing activities	(994,647)	(469,351)

Net increase in cash and cash equivalents	104,882	13,269

Cash and cash equivalents, beginning of period	28,939	27,490

Cash and cash equivalents, end of period	$133,821	$40,759
(1)See Note 10- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flow

	Three Months ended December 31,
	2010 Restated(1)	2009
	(Unaudited)	(Unaudited)
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$93,922	$82,351

Supplemental schedule of non-cash investing and financing:

Treasury stock purchased included in accrued expense	$128,744	$-

Disposal of fixed assets	$53,264	$-
(1)See Note 10- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
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
The results of operations for the interim periods ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the September 30, 2010 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010.
Reporting Entity and Principles of Consolidation - Cycle Country Accessories Corp. ("Cycle Country") a Nevada corporation, has a wholly-owned subsidiary, Cycle Country Accessories Corp. ("Cycle Country - Iowa"), an Iowa corporation. The entities are collectively referred to as the "Company" for these condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying condensed consolidated statements of operations. The actual freight costs incurred are included in cost of goods sold. Sales were recorded net of sales discounts, returns and allowances. Sales discounts, returns and allowances were approximately $308,000 (restated) and $377,000 for the three months ended December 31, 2010 and 2009, respectively.
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
Property, Plant, and Equipment - Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods. Long-lived assets, such as property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that indicators of potential impairment existed because the Company experienced a decrease in the Company's market capitalization for a sustained period of time. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, as considered necessary. In accordance with ASC 360, the Company evaluated its long-lived assets using an undiscounted cash flow analysis. This analysis supported the carrying value of the long-lived assets and, therefore, no impairment was recorded. The Company's analysis uses significant estimates in its evaluation. It is reasonably possible that its estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets. The estimated useful lives are as follows:

Asset Description	Years
Land Improvements	15-20
Building	15-40
Plant Equipment	7-10
Tooling and Dies	3-7
Vehicles	3-7
Office Equipment	3-10
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Intangible Assets - Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.
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
The Company recognizes in its condensed consolidated financial statements only those tax positions that are "more-likely-than-not" of being sustained upon examination by taxing authorities, based on the technical merits of the position.
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
Stock-Based Compensation - The Company accounts for stock-based compensation on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in expense over the requisite service period (generally the vesting period).
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
Research and Development Costs - Research and development costs are expensed as incurred. Research and development costs totaled approximately $73,000 (restated) and $86,000 in the three month period ended December 31, 2010 and 2009, respectively, and are included in selling, general and administrative expenses and cost of goods sold in the accompanying condensed consolidated statements of operations.
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
Use of Estimates -The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Significant items subject to such estimates include the useful lives and assumptions used in the impairment analysis of property, plant, and equipment; valuation of intangible assets; valuation of deferred tax assets; allowance for doubtful accounts; and allowance for inventory reserves. Actual results could differ significantly from those estimates.
Fair Value of Financial Instruments - The Company utilizes FASB ASC 820 "Fair Value Measurements" which defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements. At December 31, 2010, the Company does not have any financial or nonfinancial assets or liabilities that would require fair value recognition or disclosures under ASC 820.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The major components of inventories are as follows:

	December 31, 2010	September 30, 2010
	(Unaudited)

Raw Material	$1,398,420	$1,386,948
Work in Process	151,437	69,481
Finished Goods	1,547,970	1,902,320
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$2,947,827	$3,208,749
Inventories are stated at the lower of cost or market determined using the weighted average cost method. Inventory consists of raw material, work in process, and finished goods. Management has evaluated the Company's inventory reserve based on historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at December 31, 2010 and September 30, 2010 was appropriate. It is reasonably possible the inventory reserve will change in the near future.
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
On September 30, 2009, the Company and its commercial lender entered into an additional secured credit agreement, ("Line of Credit Two"), dated September 30, 2009, as a temporary expansion of its credit facility Under the terms of Line of Credit Two, the Company added an additional line of credit for the lesser of $500,000 or 80% of eligible accounts receivable and 35% of eligible inventory. The line was subsequently increased to $600,000. The interest rate on Line of Credit Two was at 6.5%. There was no amount due on Line of Credit Two at December 31, 2010 or September 30, 2010.
On July 16, 2010, the Company entered into an agreement with its commercial lender to replace Line of Credit Two with a new, larger facility, ("Line of Credit Three"). Under the terms of Line of Credit Three, the Company has added an additional line of credit for the lesser of $1,700,000 or 80% of eligible accounts receivable and 35% of inventory and bears interest at 6.75%. The note is collateralized by all of the Company's assets. The balance of Line of Credit Three was $1,193,998 and $1,700,000 as of December 31, 2010 and September 30, 2010, respectively.
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

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Long-Term Debt:
Long term debt consists of the following:

	December 31, 2010	September 30, 2010
	(Unaudited)

Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matures April 2011 and is secured by all Company assets.	$161,853	$284,263

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April 2011, the interest is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April 2018 and is secured by all Company assets.	2,355,276	2,418,530

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April 2013 secured by the specific equipment acquired.	377,688	415,167

Note - Spencer Area Jobs Trust due in full March 2014 interest free and forgivable in full if the Company maintains required job levels.	60,000	60,000

Total	2,954,817	3,177,960
Less current maturities	(583,697)	(699,681)
Net	$2,371,120	$2,478,279
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
The Company incurred a net loss of $309,079 (restated) for the three months ended December 31, 2010. A net loss causes all outstanding common stock equivalents, such as certain stock options and warrants, to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three months ended December 31, 2010. There were no common stock equivalents for the three months ended December 31, 2010 or 2009.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the three months ended December 31, 2010			For the three months ended December 31, 2009
	(Unaudited)			(Unaudited)
	Restated Loss (numerator)	Restated Weighted Average Shares (denominator)	Restated Per share amount	Earnings (numerator)	Weighted Average Shares (denominator)	Per share amount
Basic EPS
Earnings (loss) available to common stockholders	$(309,079)	8,030,474	$(0.04)	$227,277	6,072,307	$0.04

Diluted EPS
Earnings (loss) available to common stockholders	$(309,079)	8,030,474	$(0.04)	$227,277	6,097,307	$0.04
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
The Company has four operating segments that assemble, manufacture, or sell a variety of products. Each operating segment is separately managed and has separate financial information evaluated regularly by the Company's executive officers in determining resource allocation and assessing performance.
"Cycle Country ATV Accessories" is engaged in the design, manufacture, and sale of accessories for all terrain vehicles (ATVs) and utility vehicles (UTVs) such as snowplow blades, lawnmowers, spreaders, sprayers, tillage equipment, winch mounts, and utility boxes.
"Plazco", the Company's plastic products division, designs, manufactures, markets, and distributes injection-molded plastic products for vehicles such as golf cars, lawn mowers, and low-speed vehicles (LSVs).
"Perf-Form", the Company's oil filter division, is engaged in the design, manufacture, sale, and distribution of oil filters for the powersports industry including ATVs, UTVs, LSVs and Motorcycles.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
(Unaudited)
"Imdyne", the Company's contract manufacturing division, is engaged in the design, manufacture and assembly of a wide array of parts, components, and other precuts for non-competing OEM and other businesses.
The significant accounting policies of the operating segments are the same as those described in Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010.
The following is a summary of certain financial information related to the four segments:

	For the Three Months Ended December 31, 2010 (Restated)
	(Unaudited)
	Cycle Country ATV Accessories	Plazco	Perf-Form	Imdyne	Total

Net sales	$3,423,350	$73,455	$28,670	$689,376	$4,214,851
Freight income	18,188	449	225	3,593	22,455
Total Revenue	3,441,538	73,904	28,895	692,969	4,237,306

Cost of goods sold	2,706,925	78,509	34,792	650,502	3,470,728

Gross profit (loss)	$734,613	$(4,606)	$(5,896)	$42,467	766,578

Sales, general & admin					(1,149,984)
Interest expense, net					(98,749)
Other income /expense, net					27,075
Income tax benefit					146,001
Net loss					$(309,079)

	For the Three Months Ended December 31, 2009
	(Unaudited)
	Cycle Country ATV Accessories	Plazco	Perf-Form	Imdyne	Total
Net sales	$3,256,158	$75,886	$21,880	$774,757	$4,128,681
Freight income	17,197	983	491	5,896	24,567
Total Revenue	3,273,355	76,869	22,371	780,653	4,153,248

Cost of goods sold	2,054,654	95,716	37,251	708,091	2,895,712

Gross profit (loss)	$1,218,701	$(18,847)	$(14,880)	$72,562	1,257,536

Sales, general & admin					(857,584)
Interest expense, net					(82,386)
Other income /expense, net					34,488
Income tax expense					(124,777)
Net income					$227,277

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
(Unaudited)
GEOGRAPHIC REVENUE
The following is a summary of the Company's revenue in different geographic areas:

	For the three months ended December 31,
	(Unaudited)
	2010 Restated	2009
United States	$3,833,632	$3,908,481
Other Countries	403,674	244,767
Total Revenue	$4,237,306	$4,153,248
As of December 31, 2010, all of the Company's long-lived assets are located in the United States of America.
The Company had sales to two major customers that were approximately 20.30% and 18.97% of total sales respectively for the three months ended December 31, 2010. During the three months ended December 31, 2009, sales to the same customers were approximately 27.82% and 14.70% of total sales, respectively.
Note 8. Stock Based Compensation:
The Company accounts for share-based payments using the related accounting guidance, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations.
The Company's employment agreement dated June 24, 2008 with its former chief executive officer, Jeffrey M. Tetzlaff, provided for the grant of 50,000 shares of stock in the Company, vesting over a three-year period. At the end of the first and second full year of employment, Mr. Tetzlaff became vested in and received 16,666 shares of stock each year. During the year ended September 30, 2010, the Board accelerated the vesting of the final installment of 16,668 shares of stock which otherwise would have vested April 7, 2011. For the three months ended December 31, 2009, $6,875 was recognized as compensation expense. As of December 31, 2009, there was $48,125 of total unrecognized compensation cost related to the unvested shares. The compensation expense was fully recognized in fiscal year 2010.
Under the 2008 employment agreement, Mr. Tetzlaff also received an option to purchase up to an additional 500,000 shares of the Company's common stock. Effective July 1, 2010, the option to purchase these shares was terminated. There were no outstanding options as of December 31, 2010 or December 31, 2009.
Effective July 1, 2010, the Company entered into new employment agreements with Mr. Tetzlaff and Robert Davis, as the Chief Operating Officer and Chief Financial Officer. Under the terms of these agreements, the Company granted, subject to shareholder approval, to each such shares of common stock equal to 12.5% on a fully-diluted basis of the common stock, but not less than 1,005,809 shares, which vest in four installments during the respective terms of the agreements with the first installment of 40% vesting October 1, 2010 and which vesting is subject to acceleration on the occurrence of certain events, including a change of control. These awards were approved by the Company's stockholders at the 2010 annual meeting. During the vesting period, Mr. Tetzlaff and Mr. Davis have full voting and participating rights of the common shares.
Both Mr. Tetzlaff and Mr. Davis elected Section 83(b) of the Internal Revenue Code for their shares, which allows them to pay income tax on the initial grant instead of paying the tax as the stock vests. As such, the Company originally used the Section 83(b) assigned value of $.05 per share ($100,581 in total), and recognized the entire associated expense during the year ended September 30, 2010. It was subsequently determined that this was not the appropriate fair value for these shares for book purpose, and that the stock award included multiple vesting dates that covered multi-year service periods. As part of the restatement further described in Note 10, the shares were revalued as of September 30, 2010 at the grant date fair value price of $.37, or $744,299 in total.
Effective December 31, 2010, Mr. Tetzlaff resigned and the Company and Mr. Tetzlaff entered into a Separation Agreement and Release of Claims. In accordance with the terms of that agreement, Mr. Tetzlaff settled the 402,234 shares that vested October 1, 2010, and forfeited his unvested shares. Cumulative compensation expense of $48,493 (restated) related to Mr. Tetzlaff's unvested shares was reversed during the three months ended December 31, 2010. For the three months ended December 31, 2010, $48,293 (restated) was recognized as officer restricted stock compensation expense.
During the fourth quarter of the fiscal year ended September 30, 2010, each of two members of the board of directors were granted 50,000 shares of stock for services provided to the Company under the approved Director Equity Compensation Agreement. The shares vest over a period of three years based on years of service.
Effective December 31, 2010, Daniel Thralow resigned as a member of the Company's Board of Directors. Accordingly, Mr. Thralow forfeited his 50,000 unvested shares. Cumulative compensation expense of $1,857 (restated) related to these unvested shares was reversed during the three months ended December 31, 2010. For the three months ended December 31, 2010, $1,249 (restated) was recognized as director restricted stock compensation expense.
As of December 31, 2010 $191,440 (restated) of total unrecognized compensation cost related to the remaining unvested shares. These remaining shares will become vested over the next 3 years.
Note 9. Going Concern:
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended December 31, 2010, the Company incurred a net loss of approximately
Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$309,000 (restated). As of December 31, 2010, the Company had an accumulated deficit of approximately $5,710,000 (restated). As discussed in Note 5, as of December 31, 2010, the Company was in violation of covenants with its lender, a waiver for which was received. If the Company is unable to generate profits and unable to continue to obtain financing or renew existing financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.
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
Note 10. Restatement of Consolidated Financial Statements:
These financial statements were restated to correct errors relating to the number of shares outstanding, the valuation and timing of the expense recognition of employee equity awards, and the amount, timing and income statement classification of sales discounts and allowances and selling expenses related to a customer incentive program that was put in place by former management. In addition, the Company, corrected error regarding the number of shares outstanding related to equity compensation awards with multiple vesting dates that covered multi-year service periods. These errors, in total, caused the Company to overstate total revenue and selling expenses related to our customer incentive program, while understating our stock-based compensation expense. Additionally, the error regarding the number of shares that were to have been issued and outstanding had the effect of further misstating the basic and fully-diluted earnings per share for the three months ended December 31, 2010.

The following tables show the specific effects of the restatement on the condensed consolidated financial statements as of and for the three months ended December 31, 2010:
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	December 31, 2010		December 31, 2010
(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Assets
Current Assets:
Cash and cash equivalents	$133,821	$-	$133,821
Accounts receivable, net	1,854,305	-	1,854,305
Inventories, net	2,947,827	-	2,947,827
Income taxes receivable	638,164	-	638,164
Deferred income taxes	259,000	79,000	338,000
Prepaid expenses and other	100,844	-	100,844
Total current assets	5,933,961	79,000	6,012,961

Property, plant, and equipment, net	9,826,636	-	9,826,636
Intangible assets, net	160,387	-	160,387
Other assets	5,419	-	5,419
Total assets	$15,926,403	$79,000	$16,005,403

Liabilities and Stockholders' Equity
Current Liabilities:
Disbursements in excess of bank balances	$121,639	$-	$121,639
Accounts payable	1,502,063	-	1,502,063
Accrued expenses	919,920	196,487	1,116,407
Bank line of credit	2,193,998	-	2,193,998
Current portion of notes payable	583,697	-	583,697
Total current liabilities	5,321,317	196,487	5,517,804
Long-Term Liabilities:
Notes payable, less current portion	2,371,120	-	2,371,120
Deferred income taxes	1,382,000	27,000	1,409,000
Total long term liabilities	3,753,120	27,000	3,780,120

Total liabilities	9,074,437	223,487	9,297,924
Stockholders' Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,990,662 shares issued and outstanding	633	66	699
Additional paid-in capital	12,217,178	199,645	12,416,823
Accumulated deficit	(5,365,845)	(344,198)	(5,710,043)
Total stockholders' equity	6,851,966	(144,487)	6,707,479

Total liabilities and stockholders' equity	$15,926,403	$79,000	$16,005,403
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the Three Months Ended December 31, 2010

(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Revenues:
Net sales	$4,336,737	$(121,886)	$4,214,851
Freight income	22,455	-	22,455

Total revenues	4,359,192	(121,886)	4,237,306

Cost of goods sold	3,470,728	-	3,470,728

Gross profit	888,464	(121,886)	766,578

Selling, general, and administrative expenses	1,264,652	(114,668)	1,149,984

Loss from operations	(376,188)	(7,218)	(383,406)

Other income (expense):
Interest expense	(98,749)	-	(98,749)
Miscellaneous	27,075	-	27,075

Total other expense, net	(71,674)	-	(71,674)

Loss before income tax benefit	(447,862)	(7,218)	(455,080)

Income tax benefit	161,001	(15,000)	146,001

Net loss	$(286,861)	$(22,218)	$(309,079)

Weighted average shares of common stock outstanding:

Basic	6,337,177	1,693,297	8,030,474

Diluted	6,337,177	1,693,297	8,030,474

Loss per common share:
Basic	$(0.05)	$0.01	$(0.04)

Diluted	$(0.05)	$0.01	$(0.04)
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended December 31, 2010

(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Cash Flows from Operating Activities:
Net loss	$(286,861)	$(22,218)	$(309,079)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	177,471	-	177,471
Amortization	1,571	-	1,571
Reserve for bad debts	60,000	-	60,000
Stock-based compensation	-	49,542	49,542
Loss on sale of property, plant and equipment	23,141	-	23,141
Deferred income taxes	(165,000)	15,000	(150,000)
Change in:
Accounts receivable	49,243	-	49,243
Inventories	260,922	-	260,922
Income tax receivable	2,569	-	2,569
Prepaid expenses and other, net	219,631	-	219,631
Other assets	1,994	-	1,994
Accounts payable, net	806,822	-	806,822
Accrued expenses	(25,598)	(42,324)	(67,922)

Net cash used for operating activities	1,125,905	-	1,125,905

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(28,744)	-	(28,744)
Proceeds from sale of property, plant and equipment	2,368	-	2,368

Net cash used for investing activities	(26,376)	-	(26,376)

Cash Flows from Financing Activities:
Disbursements in excess of bank balances	(265,502)	-	(265,502)
Payments on bank notes payable	(223,143)	-	(223,143)
Bank line of credit, net	(506,002)	-	(506,002)

Net cash provided by financing activities	(994,647)	-	(994,647)

Net increase in cash and cash equivalents	104,882	-	104,882

Cash and cash equivalents, beginning of period	28,939	-	28,939

Cash and cash equivalents, end of period	$133,821	-	$133,821
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended December 31, 2010

(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$93,922	-	$93,922

Supplemental schedule of non-cash investing and financing

Treasury stock purchased included in accrued expense	$-	128,744	$128,744

Issuance of common stock and options for payment of compensation	$20,116	(20,116)	$-

Disposal of fixed assets	$53,264	-	$53,264

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note about Forward Looking Statements.
Certain matters discussed in this Form 10-Q/A are "forward-looking statements," and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company "expects," "believes," "anticipates" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of Form 10-K/A for the year ended September 30, 2010. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.
Executive-Level Overview
This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiary (the "Company") and should be read in conjunction with our consolidated financial statements as of September 30, 2010, and the fiscal year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010.
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

Overview for the Three Months Ended December 31, 2010 and 2009 (Unaudited)
The following is a summary of the results of operations for the three months ended December 31, 2010 (Restated) and December 31, 2009 (Unaudited):

	Three Months Ended December 31,
	2010 (Restated)		2009
	(Unaudited)		(Unaudited)
Total revenue	$4,237,306	100.00%	$4,153,248	100.00%

Cost of goods sold	3,470,728	81.91%	2,895,712	69.72%

Gross profit	766,578	18.09%	1,257,536	30.28%

Selling, general, and administrative expenses	(1,149,984)	(27.14)%	(857,584)	(20.65)%

Profit (loss) from operations	(383,406)	(9.05)%	399,952	9.63%

Other expense	(71,674)	(1.69)%	(47,898)	(1.15)%

Profit (loss) before benefit from income taxes	(455,080)	(10.74)%	352,054	8.48%

Income tax (expense) benefit	146,001	3.45%	(124,777)	(3.00)%

Net profit (loss)	$(309,079)	(7.29)%	$227,277	5.48%
For the three months ended December 31, 2010, the Company reported a net loss of $309,079 (restated), or 7.29% of total revenue (restated). This compares to the three months ending December 31, 2009 during which the Company recorded net income of $227,277 or 5.48% of total revenue. Revenues for the period increased approximately 2.02% (restated) over the same period in fiscal year 2010. Revenue increased for the Cycle Country ATV Accessories segment and the Perf-Form segment by approximately 5.13% (restated) and 31.04% respectively. Sales in the Plazco segment decreased during the three months ended December 31, 2010 approximately 3.20% (restated) as compared to the three months ended December 31, 2009. For the same period, sales in the Imdyne segment decreased approximately 11.02%.

The following is a summary of the results of operations by segment for the three months ended December 31, 2010 and December 31, 2009 (Unaudited):

	(Unaudited) For the three months ended December 31,
	2010 (Restated)	2009	Increase (Decrease) $	Increase (Decrease) %
Net revenue by segment
CCAC ATV	$3,423,350	$3,256,158	$167,192	5.13%
Plazco	73,455	75,886	(2,431)	(3.20)%
Perf-Form	28,670	21,880	6,790	31.04%
Imdyne	689,376	774,757	(85,381)	(11.02)%

Net revenue by segment	4,214,851	4,128,681	86,170	2.09%

Freight income	22,455	24,567	(2,112)	(8.60)%

Total combined revenue	4,237,306	4,153,248	84,058	2.02%

Gross profit (loss) by segment
CCAC ATV	734,613	1,218,701	(484,088)	(39.72)%
Plazco	(4,606)	(18,847)	14,241	75.56%
Perf-Form	(5,896)	(14,880)	8,984	60.38%
Imdyne	42,467	72,562	(30,095)	(41.47)%

Total gross profit	766,578	1,257,536	(490,958)	(39.04)%

Sales, general and administrative	(1,149,984)	(857,584)	(292,400)	(34.10)%
Interest income and expense	(98,749)	(82,386)	(16,363)	(19.86)%
Other income and expense	27,075	34,488	(7,413)	(21.49)%
Income tax (expense) benefit	146,001	(124,777)	270,778	217.01%

Net income (loss)	$(309,079)	$227,277	$(536,356)	(235.99)%
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
Revenue
Revenue increased approximately 5.13% or $167,000 (restated) for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 in the Cycle Country ATV Accessories segment. Sales to one customer also increased approximately $130,000 during the same period. This segment benefited from increased snow fall throughout North America this winter.
Net revenue for the Plazco segment decreased slightly by approximately 3.20% or $2,000 (restated) for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. No single customer or product line contributed to this change.
Revenue for the Perf-Form segment increased to approximately $29,000 (restated) for the three months ended December 31, 2010 from approximately $22,000 for the three months ended December 31, 2009. This increase is due, in part, to sales to one customer which increased approximately $7,000 due to an improvement in on-time deliveries.

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
Cost of Goods Sold
The following table details components of direct costs of goods sold by segment as a percentage of sales:

	For the Three Months Ended December 31, 2010 (Restated) (Unaudited)				For the Three Months Ended December 31, 2009 (Unaudited)
	CCAC	Plazco	Perf-Form	Imdyne	CCAC	Plazco	Perf-Form	Imdyne
	% of Net Sales				% of Net Sales
Materials	51.52%	27.11%	36.99%	55.25%	43.13%	22.01%	34.14%	57.10%
Direct labor	4.69%	6.74%	18.68%	6.63%	3.37%	8.73%	14.64%	6.45%
Mfg variance	0.44%	7.57%	3.05%	4.02%	0.45%	5.76%	1.75%	1.23%
Subcontract	0.99%	11.63%	7.15%	1.18%	0.71%	10.50%	7.39%	0.84%
Royalty	0.11%	1.69%	0.00%	0.00%	0.20%	0.42%	0.00%	0.00%
Burden	14.19%	25.73%	51.32%	19.65%	10.21%	23.74%	40.08%	17.81%
Mfg overhead	7.13%	26.41%	4.16%	7.63%	5.03%	54.97%	72.26%	7.97%
	79.07%	106.88%	121.35%	94.36%	63.10%	126.13%	170.26%	91.40%
The cost of materials as a percentage of revenue increased for each segment except Imdyne. The cost of material for the Cycle Country ATV Accessories segment increased from approximately 43.13% for the three months ended December 31, 2009 to approximately 51.52% (restated) for the three months ended December 31, 2010. Steel prices can be very volatile. Average steel prices increased approximately 19.12% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 which would be the time we would purchase raw materials for production during the three months ended December 31, 2010 and December 30, 2009, respectively. The Plazco segment also saw increases in material costs to 27.11% of net revenue for the three months ended December 31, 2010 from 22.01% for the three months ended December 31, 2009. This is due, in part, to increased costs for plastics in general.
Direct labor as a percentage of sales increased for all segments except Plazco. Effective October 1, 2010, the Company evaluated and adjusted its labor allocation rates for every segment. Direct labor increased approximately $46,000 for all segments combined which is due, in part, to additional labor expenses allocated.
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
Expenses
Our selling, general and administrative expenses were approximately $1,150,000 (restated) and $857,000 for the three months ended December 31, 2010 and December 30, 2009, respectively.
The significant changes in expenses for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 were:

■
Wages expense increased approximately $120,000 (restated) due to increases in wages for officers, engineering and sales professionals. Effective July 1, 2010, the Company entered into an employment agreement with Robert Davis, its Chief Financial Officer and Chief Operating Officer. Prior to that time, Mr. Davis had been the Interim Chief Financial Officer and was compensated as a consultant. Additionally, officer restricted stock based compensation expense was approximately $48,293 (restated) for the three months ended December 31, 2010.

■	Promotion expense decreased approximately $19,000 (restated) on costs associated with the timing of awards paid to distributors for increasing distribution channels.

■	Commission expense increased approximately $21,000 on increased sales.

■
Professional fees increased approximately $105,000 due, in part, to fees associated with SEC filing requirements, and legal and audit expenses involved with the departure of the former Chief Executive Officer.

■	The loss on disposal of assets increased approximately $44,000 due to the disposal of assets no longer utilized in the Company.
Liquidity and Capital Resources
Overview
Cash and cash equivalents were $133,821 as of December 31, 2010 compared to $28,939 as of September 30, 2010. Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.
Working Capital
Net working capital was $495,157 (restated) as of December 31, 2010 compared to $985,596 as of September 30, 2010. The working capital ratio was 1.09 (restated) and 1.18 as of December 31, 2010 and September 30, 2010, respectively.
The following table summarizes the Company's sources and uses of cash and equivalents for the periods indicated:

	Three Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$1,125,905	$535,271
Net cash used for investing activities	(26,376)	(52,651)
Net cash used for financing activities	(994,647)	(469,351)
	$104,882	$13,269
The Company's principal uses of cash are to pay operating expenses, acquire necessary equipment and to make debt service payments. During the three months ended December 31, 2010, the Company used cash to make principal payments of approximately $223,000 against long-term debt and paid down approximately $506,000 on its lines of credit.
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
Management expects to be able to comply with the requirements of Amendment 7 and has begun the process to secure a commitment for funding from an asset-based lender. Management believes this is an appropriate financing vehicle for its operations and expects to have a positive impact on the Company's working capital through fiscal year 2011. Further, this funding will help to continue the stabilization and turnaround of the Company while facilitating continued growth. The failure to obtain a replacement lender by March 31, 2011 could result in the lender foreclosing on its security interest resulting in a significant disruption to the Company's operations.
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
Stock-Based Compensation
The Company accounts for stock-based compensation on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in expense over the requisite service period (generally the vesting period). Non-vested stock awards are recorded as compensation expense over the requisite service periods based on the market value on the date of grant.

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
Subsequent to the evaluation made in connection with the Original Filing, and in connection with the restatement and filing of prior Form 10-K/A, our management, including our current Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting of the Company's stock-based compensation plans and customer incentive programs, our disclosure controls and procedures continued to be ineffective as of December 31, 2010. Notwithstanding the material weaknesses discussed below, our management, including our current Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in the prior 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
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
ITEM 1A. Risk Factors
Please refer to the discussion of risk factors included in the Company's annual report on Form 10-K/A for the fiscal year ended September 30, 2010.
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

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2012

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Robert Davis
Robert Davis
Chief Executive Officer