Form 10-Q/A
period 2011-03-31
ATC Ventures Group, Inc.
filed 2012-04-16
CIK 1157758

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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
          The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of May 23, 2011 is 6,990,662

Table of Contents
Cycle Country Accessories Corp.
Index to Form 10-Q/A

EXPLANATORY NOTE
We are filing this Amended Quarterly Report on Form 10-Q/A (the "Amended Filing") to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 2011 (the "Original Filing"), to correct errors relating to the number of shares outstanding, the valuation and timing of the expense recognition of employee equity awards, and the amount, timing and income statement classification of sales discounts, allowances and expenses related to a customer incentive program that was put into place by former management and the error regarding the number of shares outstanding related to equity compensation awards with multiple vesting dates that covered multi-year service periods. These errors, in total, caused us to understate total revenue and overstate selling expenses related to our customer incentive program, while understating our stock-based compensation expense. Additionally, the error regarding the number of shares that were to have been issued and outstanding had the effect of further misstating the basic and fully-diluted earnings per share for the three and six months ended March 31, 2011. The effects of these restatements are disclosed in Note 11- Restatement of Consolidated Financial Statements.
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
Part I Financial Information
Item 1. Financial Statements
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	March 31, 2011 (Restated)(1)	September 30, 2010 (Restated)(1)
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$147,830	$28,939
Accounts receivable, net	340,028	1,879,491
Inventories	2,236,560	2,716,639
Income taxes receivable	627,434	640,733
Deferred income taxes	517,000	366,000
Prepaid expenses and other	237,696	320,475
Assets held for sale	189,250	795,439
Total current assets	4,295,798	6,747,716

Property, plant and equipment, net	9,609,782	9,809,351
Intangible assets, net	50,385	161,957
Other assets	3,387	7,413

Total assets	$13,959,352	$16,726,437

Liabilities and Stockholders' Equity
Current Liabilities
Disbursements in excess of bank balances	$238,826	$387,141
Accounts payable	1,769,570	689,030
Accrued expenses	1,355,847	1,049,385
Bank line of credit	1,528,305	2,700,000
Current portion of notes payable	465,829	699,681
Liabilities related to assets held for sale	24,995	12,409
Current portion of deferred gain	-	27,754
Total current liabilities	5,383,372	5,565,400

Long-Term Liabilities
Notes payable, less current portion	2,261,018	2,478,279
Deferred income taxes	918,000	1,587,000
Total long term liabilities	3,179,018	4,065,279
Total liabilities	8,562,390	9,630,679

Stockholders' Equity

Common stock, $.0001 par value; 100,000,000 shares authorized; 6,990,662 (Restated) and 8,046,471 shares issued and outstanding, respectively	699	805
Additional paid-in capital	12,458,017	12,495,917
Accumulated deficit	(7,061,754)	(5,400,964)
Total stockholders' equity	5,396,962	7,095,758

Total liabilities and stockholders' equity	$13,959,352	$12,726,437
(1)See Note 11- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months ended March 31,
	2011 (Restated)(1)	2010
	(Unaudited)	(Unaudited)
Revenue
Net sales	$2,820,384	$2,159,994
Freight income	35,526	27,389
Total revenues	2,855,910	2,187,383

Cost of goods sold	2,548,828	1,455,739
Lower of cost or market adjustment	480,918	-
Gross profit (loss)	(173,836)	731,644

Selling, general, and administrative expenses	1,429,739	1,005,343
Fraud expense	-	134,775
Total operating expenses	1,429,739	1,140,118

Loss from operations	(1,603,575)	(408,474)

Other income (expense)
Interest expense	(73,567)	(70,856)
Interest income	-	1
Miscellaneous	60,171	46,543
Total other expense, net	(13,396)	(24,312)

Loss from continuing operations before income tax benefit	(1,616,971)	(432,786)

Benefit from income taxes	534,394	172,742

Net loss from continuing operations	(1,082,577)	(260,044)

Loss from discontinued operations, net of tax	(269,134)	(28,427)

Net loss	$(1,351,711)	$(288,471)

Weighted average shares of common stock:
Basic	6,990,662	5,992,919

Diluted	6,990,662	5,992,919

Loss per basic and diluted share:
Continuing Operations	$(0.15)	$(0.04)

Discontinued Operations	$(0.04)	$-
(1)See Note 11- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Operations

	Six Months ended March 31,
	2011 (Restated)(1)	2010
	(Unaudited)	(Unaudited)
Revenue
Net sales	$6,933,110	$6,190,909
Freight income	57,307	50,482
Total revenues	6,990,417	6,241,391

Cost of goods sold	5,906,255	4,218,484
Lower of cost or market adjustment	480,918	-
Gross profit	603,245	2,022,907

Selling, general, and administrative expenses	2,546,550	1,854,964
Fraud expense	-	134,775
Total operating expenses	2,546,550	1,989,739

Income (loss) from operations	(1,943,305)	33,168

Other income (expense)
Interest expense	(172,316)	(153,245)
Interest income	-	3
Miscellaneous	87,246	81,031
Total other expense, net	(85,070)	(72,211)

Loss from continuing operations before income tax benefit	(2,028,375)	(39,043)

Benefit from income taxes	665,022	20,385

Net loss from continuing operations	(1,363,353)	(18,658)

Loss from discontinued operations, net of tax	(297,437)	(42,536)

Net loss	$(1,660,790)	$(61,194)

Weighted average shares of common stock:
Basic	7,518,567	6,033,224

Diluted	7,518,567	6,033,224

Loss per basic and diluted share:
Continuing Operations	$(0.18)	$-

Discontinued Operations	$(0.04)	$(0.01)
(1)See Note 11- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months ended March 31,
	2011 (Restated)(1)	2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(1,363,353)	$(18,658)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	309,885	352,608
Amortization	779	673
Reserve for bad debts	60,000	-
Lower of cost or market adjustment	480,918	-
Stock-based compensation	87,627	13,750
Loss on sale of property, plant and equipment	13,319	114,112
Deferred income taxes	(820,000)	-
Fraud recovery	-	(120,000)
Change in operating assets and liabilities:
Accounts receivable	1,479,463	1,153,953
Inventories	(840)	166,641
Income tax receivable	13,299	5,546
Prepaid expenses, net	82,779	(8,189)
Other assets	4,026	3,988
Accounts payable, net	1,080,540	(215,291)
Accrued expenses	177,718	(119,635)

Net cash provided by operating activities from continuing operations	1,606,159	1,329,498

Cash Flows from Investing Activities from Continuing Operations
Purchase of property, plant and equipment	(76,909)	(164,477)
Purchase of intangible assets, net	(1,755)	(2,660)
Proceeds from sale of property, plant and equipment	5,338	12,500

Net cash used for investing activities in continuing operations	(73,326)	(154,637)

Cash Flows from Financing Activities from Continuing Operations:
Disbursements in excess of bank balances	(148,315)	(438,636)
Payments on bank notes payable	(451,113)	(423,247)
Bank line of credit, net	(1,171,695)	(288,164)

Net cash used for financing activities from continuing operations	(1,771,123)	(1,150,047)

Cash Flows from Discontinued Operations:
Cash provided by operating activities	357,181	14,443
Net cash provided by discontinued operations	357,181	14,443

Net increase in cash and cash equivalents	118,891	39,257

Cash and cash equivalents, beginning of period	28,939	27,490

Cash and cash equivalents, end of period	$147,830	$66,747
(1)See Note 11- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flow

	Six Months ended March 31,
	2011 Restated(1)	2010
	(Unaudited)	(Unaudited)
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$174,786	$153,000

Supplemental schedule of non-cash investing and financing:

Treasury stock purchased included in accrued expense	$128,744	$-

Disposal of fixed assets	$56,131	$-
(1)See Note 11- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Summary of Significant Accounting Policies:
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements for the three months and six months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q/A. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.
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
Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying condensed consolidated statements of operations. The actual freight costs incurred are included in cost of goods sold. Sales were recorded net of sales discounts, returns and allowances. Sales discounts and allowances were approximately $321,000 (restated) and $36,000 for the three months ended March 31, 2011 and 2010, respectively. For the six months ended March 31, 2011 and 2010 respectively, sales discounts and allowances were approximately $485,000 (restated) and $354,000. Of these amounts, discounts and allowances related to continuing operations were approximately $293,000 (restated) and $33,000 for the three months ended March 31, 2011 and 2010 respectively and $478,000 (restated) and $348,000 for the six months ended March 31, 2011 and 2010, respectively.
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
Property, Plant, and Equipment - Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods. Long-lived assets, such as property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that indicators of potential impairment existed because the Company experienced a decrease in the Company's market capitalization for a sustained period of time. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, as considered necessary. In accordance with Accounting Standards Codification, "ASC" 360, the Company evaluated its long-lived assets using an undiscounted cash flow analysis. This analysis supported the carrying value of the long-lived assets and, therefore, no impairment was recorded. The Company's analysis uses significant estimates in its evaluation. It is reasonably possible that its estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets. The estimated useful lives are as follows:

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
As discussed more fully in Note 9, the Company concluded that the Perf-Form and Plazco segments may not fit within the long-term strategic plans for the Company. As such, the Company determined that indicators of potential impairment existed in the value of trademarks and patents for its Perf-Form segment. Plazco's intangible assets had been previously fully amortized. Recoverability of intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted or estimated market values and third party appraisals, as considered necessary. This analysis did not support the carrying value of the intangible assets for the Perf-Form segment and, therefore, an impairmentcharge in the amount of $100,000 for trademarks and $10,186 for unamortized patents was recognized in the three months ended March 31, 2011. These charges are included in discontinued operations.

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
Research and Development Costs - Research and development costs are expensed as incurred. Research and development costs totaled approximately $117,000 (restated) and $91,000 in the three month period ended March 31, 2011 and 2010, respectively, and totaled approximately $211,000 (restated) and $177,000 for the six months ended March 31, 2011 and 2010 respectively and are included in selling, general and administrative expenses and cost of goods sold in the accompanying condensed consolidated statements of operations.
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

Fair Value of Financial Instruments - The Company utilizes Financial Accounting Standards Board ASC 820 "Fair Value Measurements" which defines fair value, outlines a framework for measuring fair value (although it does not expand the required use of fair value) and details the required disclosures about fair value measurements. At March 31, 2011, the Company does not have any financial or nonfinancial assets or liabilities that would require fair value recognition or disclosures under ASC 820.
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
Note 3. Inventories:
Inventories are stated at the lower of cost or market using the weighted average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Management regularly reviews inventory quantities on hand, future product demand, and the estimated utility of inventory. If the review indicates a deduction in utility below carrying value, management would reduce the Company's inventory to a new cost basis through a lower of cost or market adjustment.
Though we routinely do this analysis each quarter, as discussed more fully in the Executive-level Overview of Item 2, Management Discussion and Analysis, the recent changes in our senior sales, marketing, and product development management allowed us to analyze the inventory from a fresh perspective. This evaluation concluded that the need existed to more aggressively challenge the prior sales and marketing team's processes and conclusions.

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
The major components of inventories are as follows:

	March 31, 2011	September 30, 2010
	(Unaudited)
Raw Material	$665,393	$895,688
Work in Process	86,908	68,631
Finished Goods	1,634,259	1,902,320
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$2,236,560	$2,716,639
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

As of March 30, 2011, the Company and its lender entered into the Eighth Amendment to the Secured Credit Agreement and Waiver ("Amendment 8"). Amendment 8 replaces Amendment 7 with a Revolving Credit Agreement in an amount not to exceed $2,000,000, maturing on June 1, 2011.
Note 5. Long-Term Debt
Long term debt consists of the following:

	March 31, 2011	September 30, 2010
	(Unaudited)
Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matured April 2011.	$37,519	$284,263

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April 2011, the interest is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April 2018 and is secured by all Company assets.	2,289,874	2,418,530

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April 2013 secured by the specific equipment acquired.	339,454	415,167

Note due to Spencer Area Jobs Trust, due in full March 2014 interest free and forgivable in full if the Company maintans required job levels.	60,000	60,000

Total	2,726,847	3,177,960
Less current maturities	(465,829)	(699,681)
Net	$2,261,018	$2,478,279
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

The Company incurred a net loss of $1,351,711 (restated) for the three months ended March 31, 2011 and $1,660,790 (restated) for the six months ended March 31, 2011. A net loss causes all outstanding common stock equivalents, such as certain stock options and warrants, to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and six months March 31, 2011.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for continuing and discontinued operations:

	For the three months ended March 31, 2011 (Restated)			For the three months ended March 31, 2010
	(Unaudited)			(Unaudited)
	Loss (numerator)	Weighted Average Shares (denominator)	Per share amount	Loss (numerator)	Weighted Average Shares (denominator)	Per share amount
Basic and Diluted EPS
Loss from continuing operations	$(1,082,577)	6,990,662	$(0.15)	$(260,044)	5,992,919	$(0.04)

Loss from discontinued operations	$(269,134)	6,990,662	$(0.04)	$(28,427)	5,992,919	$-

	For the six months ended March 31, 2011 (Restated)			For the sixmonths ended March 31, 2011
	(Unaudited)			(Unaudited)
	Loss (numerator)	Weighted Average Shares (denominator)	Per share amount	Loss (numerator)	Weighted Average Shares (denominator)	Per share amount
Basic and Diluted EPS
Loss from continuing operations	$(1,363,353)	7,518,567	$(0.18)	$(18,658)	6,033,224	$-

Loss from discontinued operations	$(297,437)	7,518,567	$(0.04)	$(42,536)	6,033,224	$(0.01)
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
The following is a summary of certain financial information related to continuing operations:

	For the Three Months Ended March 31, 2011 (Restated)			For the Three Months Ended March 31, 2010
	(Unaudited)			(Unaudited)
	Cycle Country ATV Accessories	Imdyne	Total	Cycle Country ATV Accessories	Imdyne	Total
Net sales	$2,167,935	$652,449	$2,820,384	$1,386,620	$773,374	$2,159,994
Freight income	27,755	7,771	35,526	17,773	9,616	27,389
Total Revenue	2,195,690	660,220	2,855,910	1,404,393	782,990	2,187,383

Cost of goods sold	1,846,497	702,331	2,548,828	763,326	692,413	1,455,739
Lower of cost or market adjustment	432,826	48,092	480,918	-	-	-

Gross profit (loss)	$(83,633)	$(90,203)	(173,836)	$641,067	$90,577	731,644

Sales, general & admin			(1,429,739)			(1,005,343)
Fraud expense			-			(134,775)
Interest expense, net			(73,567)			(70,855)
Other income /expense, net			60,171			46,543
Income tax benefit			534,394			172,742
Net loss from continuing operations			$(1,082,577)			$(260,044)

	For the Six Months Ended March 31, 2011 (Restated)			For the Six Months Ended March 31, 2010
	(Unaudited)			(Unaudited)
	Cycle Country ATV Accessories	Imdyne	Total	Cycle Country ATV Accessories	Imdyne	Total
Net sales	$5,591,285	$1,341,825	$6,933,110	$4,642,778	$1,548,131	$6,190,909
Freight income	45,943	11,364	57,307	34,970	15,512	50,482
Total Revenue	5,637,228	1,353,189	6,990,417	4,677,748	1,563,643	6,241,391

Cost of goods sold	4,553,422	1,352,833	5,906,255	2,817,980	1,400,504	4,218,484
Lower of cost or market adjustment	432,826	48,092	480,918	-	-	-

Gross profit (loss)	$650,981	$(47,736)	603,245	$1,859,768	$163,139	2,022,907

Sales, general & admin			(2,546,550)			(1,854,964)
Fraud expense			-			(134,775)
Interest expense, net			(172,316)			(153,242)
Other income /expense, net			87,246			81,031
Income tax benefit			665,022			20,385
Net loss from continuing operations			$(1,363,353)			$(18,658)

GEOGRAPHIC REVENUE
The following is a summary of the Company's revenue in different geographic areas:

	For the three months ended March 31,		For the six months ended March 31,
	(Unaudited)		(Unaudited)
	2011 Restated	2010	2011 Restated	2010
United States	$2,739,883	$2,060,571	$6,470,716	$5,869,812
Other Countries	116,027	126,812	519,701	371,579
Total Revenue	$2,855,910	$2,187,383	$6,990,417	$6,241,391
As of March 31, 2011, all of the Company's long-lived assets are located in the United States of America.
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
Effective July 1, 2010, the Company entered into new employment agreements with Mr. Tetzlaff and Robert Davis, as the Chief Operating Officer and Chief Financial Officer. Under the terms of these agreements, the Company granted, subject to shareholder approval, to each such shares of common stock equal to 12.5% on a fully-diluted basis of the common stock, but not less than 1,005,809 shares, which vest in four installments during the respective terms of the agreements with the first installment of 40% vesting October 1, 2010 and which vesting is subject to acceleration on the occurrence of certain events, including a change of control. These awards were approved by the Company's stockholders at the 2010 annual meeting. During the vesting period, both Mr. Tetzlaff and Mr. Davis have full voting rights and other participating rights of the common shares.
Both Mr. Tetzlaff and Mr. Davis elected Section 83(b) of the Internal Revenue Code for their shares, which allows them to pay income tax on the initial grant instead of paying the tax as the stock vests. As such, the Company originally used the Section 83(b) assigned value of $.05 per share ($100,581 in total), and recognized the entire associated expense during the year ended September 30, 2010. It was subsequently determined that this was not the appropriate fair value for these shares, and that the stock award included multiple vesting dates that covered multi-year service periods. As part of the restatement further described in Note 11, the shares were revalued as of September 30, 2010 at the grant date fair value price of $.37, or $744,299 in total.
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
For the three and six months ended March 31, 2011, $39,675 (restated) and $87,968 (restated) was recognized as officer restricted stock compensation expense, respectively. For the three and six months ended March 31, 2011, $1,519 (restated) and $2,768 (restated) was recognized as director restricted stock compensation expense, respectively. In total, $39,420 (restated) and $87,627 (restated) was allocated to continuing operations for the three and six months ended March 31, 2011, respectively, while $1,774 (restated) and $3,109 (restated) was allocated to discontinued operations for the three and six months ended March 31, 2011, respectively.
As of March 31, 2011 $150,246 (restated) of total unrecognized compensation cost related to the remaining unvested shares and is expected to be recognized over the next 3 years.
Note 9. Discontinued Operations
The Company concluded that the Perf-Form and Plazco segments do not fit with the long term strategic plans of the Company. Both of these segments are outside of the Company's core product lines and/or our core customer relationships. Both of these segments have seen substantial decline in the past three years in sales and profitability as they lacked adequate sales, marketing, and operational leadership. Further, the Company has no internal expertise in engineering in either of these product segments. As a result, with the changes in the senior management of the Company, the determination was made that these segments no longer fit the Company's strategic plan, and as a result, these segments are reported as discontinued operations in the condensed consolidated financial statement.
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
Losses from discontinued operations, net of income taxes for all periods presented include the operating results of Perf-Form and Plazco and are as follows:

	For the Three Months Ended March 31, 2011 (Restated)			For the Three Months Ended March 31, 2010
	(Unaudited)			(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total
Net sales	$94,137	$25,834	$119,971	$104,304	$43,966	$148,270
Freight income	1,110	370	1,480	1,166	583	1,749
Total Revenue	95,247	26,204	121,451	105,470	44,549	150,019

Cost of goods sold	86,443	45,913	132,356	99,874	32,924	132,798
Lower of cost or market adjustment	148,000	75,134	223,134	-	-	-

Gross profit (loss)	$(139,196)	$(94,843)	(234,039)	$5,596	$11,625	17,221

Sales, general & admin			(64,514)			(64,531)
Impairment of intangibles			(110,186)			-
Income tax benefit			139,605			18,883
Net loss from discontinued operations			$(269,134)			$(28,427)

	For the Six Months Ended March 31, 2011(Restated)			For the Six Months Ended March 31, 2010
	(Unaudited)			(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total
Net sales	$167,592	$54,504	$222,096	$180,190	$65,846	$246,036
Freight income	1,559	595	2,154	2,149	1,074	3,223
Total Revenue	169,151	55,099	224,250	182,339	66,920	249,259

Cost of goods sold	164,952	80,705	245,657	195,590	70,175	265,765
Lower of cost or market adjustment	148,000	75,134	223,134	-	-	-

Gross loss	$(143,801)	$(100,740)	(244,541)	$(13,251)	$(3,255)	(16,506)

Sales, general & admin			(97,688)			(72,495)
Impairment of intangibles			(110,186)			-
Income tax benefit			154,978			46,465
Net loss from discontinued operations			$(297,437)			$(42,536)
Note 10. Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2011, the Company incurred a net loss of $1,351,711 (restated) and for the six months ended March 31, 2011, the Company incurred a net loss of $1,660,790 (restated). As of March 31, 2011, the Company had an accumulated deficit of $7,061,754 (restated). As discussed in Note 5, as of March 31, 2011, the Company was in violation of covenants with its lender, a waiver for which was received. If the Company is unable to generate profits and unable to continue to obtain financing or renew existing financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.
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
Note 11. Restatement of Consolidated Financial Statements:
These financial statements have been restated to correct errors relating to the number of shares outstanding, the valuation and timing of related expense recognition, and the amount, timing and income statement classification of sales discounts, allowances and expenses related to a customer incentive program that was put into place by former management and the error regarding the number of shares outstanding related to equity compensation awards with multiple vesting dates that covered multi-year service periods. These errors, in total, caused us to understate total revenue and overstate selling expenses related to our customer incentive program, while understating our stock-based compensation expense. Additionally, the error regarding the number of shares that were to have been issued and outstanding had the effect of further misstating the basic and fully-diluted earnings per share for the three and six months ended March 31, 2011.
The following tables show the specific effects of the restatement on the condensed consolidated financial statements as of and for the three and six months ended March 31, 2011:
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	March 31, 2011		March 31, 2011
(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Assets
Current Assets:
Cash and cash equivalents	$147,830	-	$147,830
Accounts receivable, net	340,028	-	340,028
Inventories	2,236,560	-	2,236,560
Income taxes receivable	627,434	-	627,434
Deferred income taxes	516,000	1,000	517,000
Prepaid expenses and other	237,696	-	237,696
Assets held for sale	189,250	-	189,250
Total current assets	4,294,798	1,000	4,295,798

Property, plant, and equipment, net	9,609,782	-	9,609,782
Intangible assets, net	50,385	-	50,385
Other assets	3,387	-	3,387
Total assets	$13,958,352	$1,000	$13,959,352

Liabilities and Stockholders' Equity
Current Liabilities:
Disbursements in excess of bank balances	$238,826	-	$238,826
Accounts payable	1,769,570	-	1,769,570
Accrued expenses	1,315,257	40,590	1,355,847
Bank line of credit	1,528,305	-	1,528,305
Current portion of notes payable	465,829	-	465,829
Liabilities related to assets held for sale	24,995	-	24,995
Total current liabilities	5,342,782	40,590	5,383,372
Long-Term Liabilities:
Notes payable, less current portion	2,261,018	-	2,261,018
Deferred income taxes	905,000	13,000	918,000
Total long term liabilities	3,166,018	13,000	3,179,018

Total liabilities	8,508,800	53,590	8,562,390
Stockholders' Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,990,662 shares issued and outstanding	635	64	699
Additional paid-in capital	12,223,009	235,008	12,458,017
Accumulated deficit	(6,774,092)	(287,662)	(7,061,754)
Total stockholders' equity	5,449,552	(52,590)	5,396,962

Total liabilities and stockholders' equity	$13,958,352	$1,000	$13,959,352
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the Three Months Ended March 31, 2011

(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Revenues:
Net sales	$2,662,492	$157,892	$2,820,384
Freight income	35,526	-	35,526

Total revenues	2,698,018	157,892	2,855,910

Cost of goods sold	2,548,828	-	2,548,828
Lower of cost or market adjustment	480,918	-	480,918

Gross profit (loss)	(331,728)	157,892	(173,836)

Selling, general, and administrative expenses	1,394,157	35,582	1,429,739

Loss from operations	(1,725,885)	122,310	(1,603,575)

Other income (expense):
Interest expense	(73,567)	-	(73,567)
Miscellaneous	60,171	-	60,171

Total other expense, net	(13,396)	-	(13,396)

Loss from continuing operations before income tax benefit	(1,739,281)	122,310	(1,616,971)

Benefit from income taxes	598,394	(64,000)	534,394

Net loss from continuing operations	(1,140,887)	58,310	(1,082,577)

Loss from discontinued operations, net of tax	(267,360)	(1,774)	(269,134)

Net loss	$(1,408,247)	$56,536	$(1,351,711)

Weighted average shares of common stock:

Basic	6,340,510	650,152	6,990,662

Diluted	6,340,510	650,152	6,990,662

Loss per basic and diluted share:
Continuing Operations	$(0.18)	$0.03	$(0.15)

Discontinued Operations	$(0.04)	$0.00	$(0.04)
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the Six Months Ended March 31, 2011

(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Revenues:
Net sales	$6,838,604	$94,506	$6,933,110
Freight income	57,307	-	57,307

Total revenues	6,895,911	94,506	6,990,417

Cost of goods sold	5,906,255	5,906,255
Lower of cost or market adjustment	480,918	-	480,918

Gross profit	508,738	94,506	603,245

Selling, general, and administrative expenses	2,568,470	(21,920)	2,546,550

Loss from operations	(2,059,732)	116,426	(1,943,305)

Other income (expense):
Interest expense	(172,316)	-	(172,316)
Miscellaneous	87,246	-	87,246

Total other expense, net	(85,070)	-	(85,070)

Loss from continuing operations before income tax benefit	(2,144,802)	116,426	(2,028,375)

Benefit from income taxes	744,021	(79,000)	665,021

Net loss from continuing operations	(1,400,781)	37,426	(1,363,353)

Loss from discontinued operations, net of tax	(294,327)	(3,110)	(297,437)

Net loss	$(1,695,108)	$34,318	$(1,660,790)

Weighted average shares of common stock:

Basic	6,338,825	1,179,742	7,518,567

Diluted	6,338,825	1,179,742	7,518,567

Loss per basic and diluted share:
Continuing Operations	$(0.22)	$0.04	$(0.18)

Discontinued Operations	$(0.05)	$0.01	$(0.04)
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2011

	ORIGINAL	ADJUSTMENTS	RESTATED
Net loss from continuing operations	$(1,400,781)	$37,428	$(1,363,353)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	309,885	-	309,885
Amortization	779	-	779
Reserve for bad debts	60,000	-	60,000
Lower of cost or market adjustment	480,918	-	480,918
Stock-based compensation	-	87,627	87,627
Loss on sale of property, plant and equipment	13,319	-	13,319
Deferred income taxes	(899,000)	79,000	(820,000)
Cash Flows from Operating Activities from Continuing Operations:
Accounts receivable	1,479,463	-	1,479,463
Inventories	(840)	-	(840)
Income tax receivable	13,299	-	13,299
Prepaid expenses, net	82,779	-	82,779
Other assets	4,026	-	4,026
Accounts payable, net	1,080,540	-	1,080,540
Accrued expenses	381,772	(204,054)	177,718

Net cash provided by operating activities from continuing operations	1,606,159	-	1,606,159

Cash Flows from Investing Activities from Continuing Operations:
Purchase of property, plant and equipment	(76,909)	-	(76,909)
Purchase of intangible assets, net	(1,755)	-	(1,755)
Proceeds from sale of property, plant and equipment	5,338	-	5,338

Net cash used for investing activities in continuing operations	(73,326)	-	(73,326)

Cash Flows from Financing Activities from Continuing Operations:
Disbursements in excess of bank balances	(148,315)	-	(148,315)
Payments on bank notes payable	(451,113)	-	(451,113)
Bank line of credit, net	(1,171,695)	-	(1,171,695)

Net cash used for financing activities from continuing operations	(1,771,123)	-	(1,771,123)

Cash Flows from Discontinued Operations:
Cash provided by operating activities	357,181	-	357,181
Net cash provided by discontinued operations	357,181	-	357,181

Net increase in cash and cash equivalents	118,891	-	118,891

Cash and cash equivalents, beginning of period	28,939	-	28,939

Cash and cash equivalents, end of period	$147,830	-	$147,830
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Six Months Ended March 31, 2011

(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$174,786	-	$174,786

Supplemental schedule of non-cash investing and financing

Treasury stock purchased included in accrued expense	$-	128,744	$128,744

Issuance of common stock and options for payment of compensation	$25,949	(25,949)	$-

Disposal of fixed assets	$56,131	-	$56,131

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
As of January 1, 2011, the Company has a completely restructured management team. With the resignation of the former CEO and one of the Company's outside directors on December 31, 2010, and the elevation of the Chief Financial Officer to the role of the Interim Chief Executive Officer, the Company has been able to rebuild a team of former leaders of the Company and the industry. The Company has rehired the former Vice President of Sales and the Vice President of Product Innovation, as well as retained and elevated two key people in the positions of Vice President of Product Implementation and the Vice President of Risk Management and Strategic Projects. This group constitutes a new level of experienced, qualified, professional managers for the Company.
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
Overview for the Three Months Ended March 31, 2011(Restated) and 2010 (Unaudited)
The following is a summary of the results of operations for the three months ended March 31, 2011(restated) and March 31, 2010 (Unaudited):

	Three Months Ended March 31,
	2011(Restated)		2010
	(Unaudited)		(Unaudited)
Total revenue	$2,855,910	100.00%	$2,187,383	100.00%

Cost of goods sold	2,548,828	89.25%	1,455,739	66.55%
Lower of cost or market adjustment	480,918	16.84%	-	0.00%

Gross profit (loss)	(173,836)	(6.09)%	731,644	33.45%

Selling, general, and administrative expenses	(1,429,739)	(51.67)%	(1,005,343)	(45.96)%
Fraud expense	-	0.00%	(134,775)	(6.16)%

Loss from operations	(1,603,574)	(56.15)%	(408,474)	(18.67)%

Other expense (net)	(13,396)	(0.50)%	(24,312)	(1.11)%

Loss before benefit from income taxes	(1,616,971)	(56.61)%	(432,786)	(19.78)%

Income tax benefit	534,394	18.71%	172,742	7.90%

Net loss from continuing operations	(1,082,577)	(37.91)%	(260,044)	(11.88)%

Loss from discontinued operations, net of tax	(269,134)	(9.42)%	(28,427)	(1.30)%

Net loss	$(1,351,711)	(47.33)%	$(288,471)	(13.18)%

For the three months ended March 31, 2011, the Company reported a net loss of $1,351,711 (restated) or 47% of total revenue. This compares to the three months ending March 31, 2010 during which the Company recorded a net loss of $288,471 or 13% of total revenue. These losses include significant one-time charges, such as $480,918 for lower of cost or market inventory adjustments, $269,134 (restated) for losses from discontinued operations, and approximately $250,000 related to discounts and allowances under a program which is no longer offered. These one-time, non-recurring expenses account for approximately $1,000,000 of the loss. In addition, our steel-based commodity material expenses increased over 50%, causing our total materials expense to increase 17% over the three-month period.
Net revenues for the period increased approximately 31% (restated)over the same period in fiscal year 2010. However, after adjusting for the loss of approximately 17% of our total revenue for the same period last year from the unprofitable customers that we discontinued serving, as noted elsewhere, our total revenue is up closer to 50% (restated). Revenue increased for the Cycle Country ATV Accessories segment by approximately 45%, due to continued seasonally favorable weather throughout the winter, as well as additional sales due to strengthened customer relationships. Net revenues were discounted approximately $91,500 (restated), or approximately 8% of the gross sales of the quarter ending March 31, 2011, due to the accrual of additional expenses related to a discontinued, unnecessary marketing program. Sales in the Imdyne segment decreased approximately 16%, though when adjusted for the loss of the unprofitable customers, the Imdyne segment was up approximately 50%.
Gross margins for the quarter ending March 31, 2011 were a negative 6.09% (restated)of revenue, after the adjustments for one-time charges. However, without the one-time charges, the gross margins for the quarter would have been a positive 20.85% (restated)of revenue.
The following is a summary of the results of operations by segment for the three months ended March 31, 2011 (restated) and March 31, 2010 (unaudited):

	For the Three Months Ended		Increase	Increase
	March 31, 2011(Restated)	March 31, 2010	(Decrease) $	(Decrease) %
	(Unaudited)	(Unaudited)
Net revenue by segment
Cycle Country ATV Accessories	$2,167,935	$1,386,620	$781,315	56.22%
Imdyne	652,449	773,374	(120,925)	(15.64)%

Total segment revenue	2,820,384	2,159,994	660,390	23.26%

Freight income	35,526	27,389	8,137	29.71%

Total combined revenue	$2,855,910	$2,187,383	$668,527	30.56%

Gross profit (loss) by segment
Cycle Country ATV Accessories	$(83,633)	$641,067	$(724,700)	(113.05)%
Imdyne	(90,203)	90,577	(180,780)	(199.59)%

Total gross profit (loss)	(173,836)	731,644	(905,480)	(123.76% )

Sales, general and administrative	(1,429,739)	(1,005,343)	(424,396)	42.14%
Fraud expense	-	(134,775)	134,775	(100.00)%
Interest income and expense	(73,567)	(70,855)	(2,712)	3.83%
Other income and expense	60,171	46,543	13,628	29.28%
Income tax benefit	534,394	172,742	361,655	209.36%

Net loss from continuing operations	(1,082,577)	(260,044)	(822,532)	316.31%

Loss from discontinued operations, net of tax	(269,134)	(28,427)	(240,707)	846.75%

Net loss	$(1,351,711)	$(288,471)	$(1,063,240)	368.58%

Overview for the Six Months Ended March 31, 2011(Restated) and 2010 (Unaudited)
The following is a summary of the results of operations for the six months ended March 31, 2011 (restated) and March 31, 2010 (Unaudited):

	Six Months Ended March 31,
	2011(Restated)		2010
	(Unaudited)		(Unaudited)
Total revenue	$6,990,417	100.00%	$6,241,391	100.00%

Cost of goods sold	5,906,255	84.49%	4,218,484	67.59%
Lower of cost or market adjustment	480,918	6.88%	-	0.00%

Gross profit	603,245	8.63%	2,022,907	32.41%

Selling, general, and administrative expenses	(2,546,550)	(36.43)%	(1,854,964)	(29.72)%
Fraud expense	-	-	(134,775)	(2.16)%

Loss from operations	(1,943,305)	(27.80)%	33,168	0.53%

Other expense (net)	(85,070)	(1.22)%	(72,211)	(1.16)%

Loss before benefit from income taxes	(2,028,375)	(29.02)%	(39,043)	(0.63)%

Income tax benefit	665,022	9.51%	20,385	0.33%

Net loss from continuing operations	(1,363,353)	(19.50)%	(18,658)	(0.30)%

Loss from discontinued operations, net of tax	(297,437)	(4.25)%	(42,536)	(0.68)%

Net loss	$(1,660,790)	(23.76)%	$(61,194)	(0.98)%
For the six months ended March 31, 2011, the Company reported a net loss of $1,660,790 (restated) or 24% (restated) of total revenue. This compares to the six months ending March 31, 2010 during which the Company recorded a net loss of $61,194 (restated) or about 1% of total revenue. These losses in the first six months of fiscal year 2011 include significant nonrecurring charges, such as approximately $195,000 for one-time severance expense and signing bonuses (restated), $480,918 for lower of cost or market inventory adjustments, $297,437 (restated) for losses from discontinued operations, and approximately $213,000 (restated) for discounts and allowances related to a program no longer offered. These one-time, non-recurring expenses account for approximately $1,200,000 of the loss. In addition, our steel-based commodity material expenses increased over 50%, causing our total materials expense to increase 11% over the six-month period.
Net revenues for the period increased approximately 12% (restated) over the same period in fiscal year 2010. However, after adjusting for the loss in revenue from the unprofitable customers that we discontinued serving, as noted elsewhere, our total revenue for the six month period is up closer to 27% (restated). Revenue increased for the Cycle Country ATV Accessories segment by approximately 18%, due to continued seasonally favorable weather throughout the six months of our busy season. Sales in the Imdyne segment decreased approximately 13%, though when adjusted for the loss of the unprofitable customers, the core Imdyne segment grew approximately 50% for the six-month period.
Gross margins for the six months ending March 31, 2011 were 8.63% (restated) of revenue, after the adjustments for one-time charges. However, without the one-time charges, the gross margins would have been 19.27% (restated) of revenue.

The following is a summary of the results of operations by segment for the six months ended March 31, 2011 and March 31, 2010 (Unaudited):

	For the Six Months Ended March 31,		Increase (Decrease) $	Increase (Decrease) %
	2011(Restated)	2010
	(Unaudited)
Net revenue by segment
Cycle Country ATV Accessories	$5,591,285	$4,642,778	$948,507	20.43%
Imdyne	1,341,825	1,548,131	(206,306)	(13.33)%

Net revenue by segment	6,933,110	6,190,909	742,201	11.99%

Freight income	57,307	50,482	6,825	13.52%

Total combined revenue	$6,990,417	$6,241,391	$749,026	12.00%

Gross profit (loss) by segment
Cycle Country ATV Accessories	$650,981	$1,859,768	$(1,208,787)	(65.00)%
Imdyne	(47,736)	163,139	(210,875)	(129.26)%

Total gross profit	603,245	2,022,907	(1,419,662)	(70.18)%

Sales, general and administrative	(2,546,550)	(1,854,964)	(691,586)	37.29%
Impairment of intangibles	-	(134,775)	134,775	(100.00)%
Interest income and expense	(172,316)	(153,242)	(19,074)	12.45%
Other income and expense	87,246	81,031	6,215	7.67%
Income tax benefit	665,022	20,385	644,637	3,162.31%

Net loss from continuing operations	(1,363,353)	(18,658)	(1,344,695)	7,207.69%

Loss from discontinued operations, net of tax	(297,437)	(42,536)	(254,901)	599.25%

Net loss	$(1,660,790)	$(61,194)	$(1,599,596)	2,613.97%
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
Revenue
Revenue increased approximately 56% or $781,000 (restated) for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 in the Cycle Country ATV Accessories segment. Sales for the six months ended March 31, 2011 increased to approximately $5,591,000 (restated) for this segment compared to approximately $4,643,000 for the six months ended March 31, 2010. The increase of approximately $949,000 is due to increased sales throughout our customer base as this segment benefited from increased snow fall throughout North America and Europe this winter.

The Imdyne segment reported sales of approximately $652,000 and $773,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. As of October 1, 2010, management made the decision to discontinue processing orders for customers that were not profitable for the Company, which resulted in a decrease in sales from those customers. These customers represented approximately 17% of last year's total sales or approximately 65% of the sales of the Imdyne segment in the fiscal year ended September 30, 2010. However, sales increased for other, more profitable, existing customers, replacing much of those sales that were lost, resulting in a net decrease for the period of only approximately $121,000. Revenues for the segment were approximately $1,342,000 and $1,548,000 for the six month periods ended March 31, 2011 and March 31, 2010, respectively, a decrease of 14% for the six month period, again, due to sales to customers which were deliberately discontinued.
Cost of Goods Sold
The following table details components of direct costs of goods sold by segment as a percentage of sales:

	For the Three Months Ended
	March 31, 2011 (Restated) (Unaudited)		March 31, 2010 (Unaudited)
	ATV	Imdyne	ATV	Imdyne
	% of Net Sales		% of Net Sales
Materials	53.27%	64.26%	39.87%	61.60%
Direct labor	4.30%	7.66%	3.82%	6.85%
Mfg variance	(0.50)%	(1.04)%	(1.72)%	1.02%
Subcontract	0.95%	1.19%	0.59%	1.53%
Royalty	0.12%	0.00%	0.44%	0.00%
Burden	13.18%	12.57%	7.22%	7.28%
Mfg overhead	13.85%	23.01%	4.83%	11.25%
	85.17%	107.65%	55.05%	89.53%
The cost of materials as a percentage of revenue has increased significantly this year. The cost of material for the Cycle Country ATV Accessories segment increased from approximately 40% for the three months ended March 31, 2010 to approximately 53% (restated) for the three months ended March 31, 2011. The biggest change came in our steel-based raw materials and component parts. The Company attempted to manage the rapid increase in steel prices, but was only able to mitigate, rather than prevent, the impact on the cost of goods sold and, therefore, margins. On average, the commodity steel market is up approximately 50% since October 1, 2011. As our products are primarily steel-based, our total costs of materials are up 17% overall for the quarter ended March 31, 2011.
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

	For the Six Months Ended
	March 31, 2011 (Unaudited)		March 31, 2010 (Unaudited)
	ATV	Imdyne	ATV	Indyne
	% of Net Sales		% of Net Sales
Materials	52.20%	59.63%	42.17%	59.34%
Direct labor	4.54%	7.13%	3.51%	6.65%
Mfg variance	0.07%	1.56%	(0.20)%	1.13%
Subcontract	0.98%	1.18%	0.67%	1.18%
Royalty	0.12%	0.00%	0.27%	0.00%
Burden	13.80%	16.21%	9.31%	12.55%
Mfg overhead	9.74%	15.11%	4.97%	9.61%
	81.45%	100.82%	60.70%	90.46%
The cost of materials increased from approximately 42% of net sales to approximately 52% (restated) of net sales for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010. On average, the commodity steel market is up approximately 50% since October 1, 2011. As our products are primarily steel-based, our total costs of materials are up 11% overall for the six months ended March 31, 2011.
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
Expenses
Our selling, general and administrative expenses were approximately $1,430,000 (restated) and $1,005,000 for the three months ended March 31, 2011 and March 31, 2010, respectively.
The significant changes in expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 were:

■
Wage expense increased approximately $270,000 due to the one-time charges related to the hiring of sales, engineering, and operational management and the severance expense of prior management. One-time signing bonuses of $195,000 were accrued and severance and other expenses were accrued in the amount of $75,000 totaling $270,000 for the quarter. Officer stock-based compensation expense was approximately $40,000 (restated).

■
Promotion expense increased due to costs associated with a non-recurring, failed marketing program, based on the Company's prior sales and marketing management's unnecessary dealer incentives. In addition, the Company retained a full-service marketing agency with a cost of $30,000 for the three-month period.

For the six months ended March 31, 2011 and 2010, selling, general and administrative expenses were approximately $2,547,000 (restated) and $1,855,000, respectively.
The significant changes in expenses for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 were:

■
Wage expense increased approximately $430,000 (restated) due in part to charges related to the hiring of sales, engineering, and operational management and the one-time severance expense of the prior CEO and other employees. Signing bonuses of $195,000 were accrued but was offset by severance and other expenses in the amount of -$3,000 (restated). Officer stock-based compensation expense was approximately $88,000 (restated). Effective July 1, 2010, the Company entered into an employment agreement with Robert Davis, its Chief Financial Officer and Chief Operating Officer. Prior to that time, Mr. Davis had been the Interim Chief Financial Officer and was compensated as a consultant.

■	Promotion expense increased on costs associated with marketing promotions, an agency retainer, and buyback programs.

■
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
Working Capital
Net working capital was a negative $1,087,574 (restated) as of March 31, 2011 compared to positive $1,182,316 as of September 30, 2010. The working capital ratio was 0.80 (restated) and 1.21 as of March 31, 2011 and September 30, 2010, respectively.
The following table summarizes the Company's sources and uses of cash and equivalents for the periods indicated:

	Six Months Ended March 31,
	2011 (Restated)	2010
	(Unaudited)	(Unaudited)
Net cash provided by operating activities from continuing operations	$1,606,159	$1,329,498
Net cash used for investing activities in continuing operations	(73,326)	(154,637)
Net cash used for financing activities from continuing operations	(1,771,123)	(1,150,047)
Net cash provided by discontinued operations	357,181	14,443
	$118,891	$39,257
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
As of March 30, 2011, the Company and its lender entered into an Eighth Amendment to the Secured Credit Agreement and Waiver ("Amendment 8"). Amendment 8 replaces Amendment 7 with a Revolving Credit Agreement in an amount not to exceed $2,000,000, maturing on June 1, 2011.
Management expects to be able to comply with the requirements of Amendment 8 and has been working steadily to secure a commitment for funding from an asset-based lender. Management believes this is an appropriate financing vehicle for its operations and expects this action to have a positive impact on the Company's working capital through fiscal year 2011 and beyond. Further, this funding will help to continue the stabilization and turnaround of the Company while facilitating continued growth. The failure to obtain a replacement lender by June 1, 2011 could result in the lender foreclosing on its security interest resulting in a significant disruption to the Company's operations.

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
Subsequent to the evaluation made in connection with the Original Filing, and in connection with the restatement and filing of our renent Form 10-K/A, our management, including our current Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting of the Company's stock-based compensation plans and customer incentive programs, our disclosure controls and procedures continued to be ineffective as of March 31, 2011. Notwithstanding the material weaknesses discussed below, our management, including our current Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in our recent Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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