Form 10-Q/A
period 2011-06-30
ATC Ventures Group, Inc.
filed 2012-04-16
CIK 1157758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A (Amendment No.2?)
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to __________
Commission file number: 001-31715
Cycle Country Accessories Corp.
(Exact name of registrant as specified in its charter)
Nevada
(State or other jurisdiction of incorporation or organization)
42-1523809
(IRS Employer Identification No.)
1701 38th Ave W, Spencer, Iowa 51301
(Address of principal executive offices)
(712) 262-4191
  (Registrant's telephone number, including area code)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
          As of August 22, 2011, there were 6,990,662 shares outstanding of the registrant's common stock, par value $0.0001 per share.

Cycle Country Accessories Corp.
Index to Form 10-Q/A

EXPLANATORY NOTE
Cycle Country Accessories Corp. filed its quarterly report on Form 10-Q for the three months ended June 30, 2011 on August 23, 2011. Amendment No. 1 was filed solely to file the original report in XBRL format. Amendment No. 1 did not contain any substantive changes from the original filing.
We are filing this 2nd Amended Quarterly Report on Form 10-Q/A (the "Amended Filing") to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the "Original Filing"), to correct errors relating to the number of shares outstanding, the valuation and timing of the expense recognition of those employee equity awards, and the amount and timing of sales discounts and allowances and selling expenses related to a customer incentive program that was put into place by former management and the error regarding the number of shares outstanding related to equity compensation awards with multiple vesting dates that covered multi-year service periods. These errors, in total, caused us to understate total revenue and selling expenses related to our customer incentive program, while understating our stock-based compensation. Additionally, the error regarding the number of shares that were to have been issued and outstanding had the effect of further misstating the basic and fully-diluted earnings per share for the three and nine months ended June 30, 2011.
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

Part I Financial Information
Item 1. Financial Statements
Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	June 30, 2011 (Restated)(1)	September 30, 2010 (Restated)(1)
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$23,350	$28,939
Accounts receivable, net	390,070	1,879,491
Inventories	3,126,074	2,716,639
Income taxes receivable	4,371	640,733
Deferred income taxes	521,000	366,000
Prepaid expenses and other	101,314	320,475
Assets held for sale	139,033	795,439
Total current assets	4,305,213	6,747,716

Property, plant and equipment, net	9,481,534	9,809,351
Intangible assets, net	59,620	161,957
Other assets	16,600	7,413

Total assets	$13,862,968	$16,726,437

Liabilities and Stockholders' Equity
Current Liabilities
Disbursements in excess of bank balances	121,334	387,141
Accounts payable	2,001,430	689,030
Accrued expenses	1,394,378	1,049,385
Bank line of credit	2,000,000	2,700,000
Current portion of notes payable	434,962	699,681
Liabilities related to assets held for sale	21,362	12,409
Current portion of deferred gain	-	27,754
Total current liabilities	5,973,466	5,565,400

Long-Term Liabilities
Notes payable, less current portion	2,149,333	2,478,279
Deferred income taxes	724,000	1,587,000
Total long term liabilities	2,873,333	4,065,279
Total liabilities	8,846,799	9,630,679

Stockholders' Equity
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,990,662 and 8,046,471 shares issued and outstanding, respectively	699	805
Additional paid-in capital	12,499,672	12,495,917
Accumulated deficit	(7,484,202)	(5,400,964)
Total stockholders' equity	5,016,168	7,095,758

Total liabilities and stockholders' equity	$13,862,968	$16,726,437
(1)See Note 11- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
	Three Months ended June 30,
	2011 (Restated)(1)	2010
	(Unaudited)	(Unaudited)
Revenue

Net sales	$973,664	$1,783,457
Freight income	17,116	13,551

Total revenues	990,780	1,797,008

Cost of goods sold	589,091	1,542,269
Gross profit	401,689	254,739

Selling, general, and administrative expenses	937,185	988,770

Loss from operations	(535,497)	(734,030)

Other income (expense)

Interest expense	(71,749)	(79,201)
Miscellaneous	84.043	35,738
Total other income (expense), net	12,295	(43,463)

Loss from continuing operations before income tax benefit	(523,202)	(777,493)

Benefit from income taxes	191,020	265,793

Net loss from continuing operations	(332,182)	(511,699)

Loss from discontinued operations, net of tax	(90,272)	(71,842)

Net loss	$(422,453)	$(583,541)

Weighted average shares of common stock
Basic	6,990,662	5,877,697

Diluted	6,990,662	5,877,697

Loss per basic and diluted share:
Continuing Operations	$(0.05)	$(0.09)

Discontinued Operations	$(0.01)	$(0.01)
(1)See Note 11- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Operations

	Nine Months ended June 30,
	2011 (Restated)(1)	2010
	(Unaudited)	(Unaudited)
Revenue

Net sales	$7,906,776	$7,974,366
Freight income	74,386	61,350
Total revenues	7,981,162	8,035,715

Cost of goods sold	6,495,312	5,758,063
Lower of cost or market adjustment	480,918	-
Gross profit	1,004,932	2,277,653

Selling, general, and administrative expenses	3,475,267	2,843,736
Fraud expense	-	134,775
Total operating expenses	3,475,267	2,978,511

Loss from operations	(2,470,335)	(700,859)

Other income (expense)
Interest expense	(244,064)	(232,446)
Interest income	-	3
Gain (loss) on sale of assets	(8,466)	-
Miscellaneous	171,289	116,769
Total other expense, net	(81,241)	(115,674)

Loss from continuing operations before income tax benefit	(2,551,576)	(816,533)

Benefit from income taxes	856,041	286,181

Net loss from continuing operations	(1,695,535)	(530,351)

Loss from discontinued operations, net of tax	(387,706)	(114,382)

Net loss	$(2,083,241)	$(644,734)

Weighted average shares of common stock
Basic	7,342,598	5,981,382

Diluted	7,342,598	5,981,382

Loss per basic and diluted share:
Continuing Operations	$(0.23)	$(0.09)

Discontinued Operations	$(0.05)	$(0.02)
(1)See Note 11- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months ended June 30,
	2011 (Restated)(1)	2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(1,695,535)	$(530,351)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	472,667	533,724
Amortization	1,168	1,052
Reserve for bad debts	60,000	-
Lower of cost or market adjustment	480,918	-
Stock-based compensation	124,753	45,250
(Gain) loss on sale of property, plant and equipment	8,466	(11,231)
Fraud recovery	-	(120,000)
Change in:
Accounts receivable	1,425,089	1,114,069
Inventories	(605,305)	(476,715)
Income tax receivable	636,362	(376,360)
Prepaid expenses, net	219,161	(37,405)
Other assets	(9,187)	30,981
Accounts payable, net	1,307,551	386,810
Deferred income taxes	(1,018,000)	88,000
Accrued expenses	217,471	(43,351)

Net cash provided by operating activities from continuing operations	1,625,578	604,473

Cash Flows from Investing Activities from Continuing Operations
Purchase of property, plant and equipment	(126,661)	(232,200)
Purchase of intangible assets, net	(11,380)	(5,036)
Proceeds from sale of property, plant and equipment	25,996	12,500

Net cash used for investing activities in continuing operations	(112,045)	(224,736)

Cash Flows from Financing Activities from Continuing Operations:
Change in disbursements in excess of bank balances	(265,807)	(208,559)
Payments on bank notes payable	(593,665)	(638,952)
Advance on development loan	-	60,000
Bank line of credit, net	(700,000)	470,000

Net cash used for financing activities from continuing operations	(1,559,472)	(317,511)

Cash Flows from Discontinued Operations:
Cash provided by operating activities	40,350	(39,919)
Net cash (used for) provided by discontinued operations	40,350	(39,919)

Net increase (decrease) in cash and cash equivalents	(5,589)	22,307

Cash and cash equivalents, beginning of period	28,939	27,490

Cash and cash equivalents, end of period	$23,350	$49,797
(1)See Note 11- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flow

	Nine Months ended June 30,
	2011 Restated(1)	2010
	(Unaudited)	(Unaudited)
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$244,069	$228,510

Supplemental schedule of non-cash investing and financing:
Recovery of treasury shares from fraud	$-	$120,000
Issuance of common stock and options for payment of compensation	$-	$41,250
Issuance of common stock for payment of director fees	$-	$4,000
Treasury stock purchased included in accrued expense	$128,744	$-
Disposal of fixed assets	$55,124	$-
(1)See Note 11- Restatement of Consolidated Financial Statements- of Notes to Condensed Consolidated Financial Statements
See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2011(Restated) and 2010
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
Sales were recorded net of sales discounts, returns and allowances. Sales discounts and allowances were approximately $150,000 (restated) and $73,000 for the three months ended June 30, 2011 and 2010, respectively. For the nine months ended June 30, 2011 and 2010, sales discounts and allowances were approximately $671,000 (restated) and $543,000, respectively. Of these amounts, discounts and allowances related to continuing operations were approximately $145,000 (restated) and $66,000 for the three months ended June 30, 2011 and 2010 respectively and $654,000 (restated) and $532,000 for the nine months ended June 30, 2011 and 2010, respectively.
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
Research and Development Costs - Research and development costs are expensed as incurred. Research and development costs totaled approximately $154,000 and $74,000 in the three month periods ended June 30, 2011 and 2010, respectively, and totaled approximately $341,000 (restated) and $251,000 for the nine months ended June 30, 2011 and 2010 respectively and are included in selling, general and administrative expenses and cost of goods sold in the accompanying condensed consolidated statements of operations.
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
Though we routinely do this analysis each quarter, as discussed more fully in the Executive-level Overview of Item 2, Management Discussion and Analysis, the changes in our senior sales, marketing, and product development management that took place in our second quarter (which were more fully disclosed in our Form 10-Q/A filing for the period ended March 31, 2011), allowed us to analyze the inventory from a fresh perspective. This evaluation concluded that the need existed to more aggressively challenge the prior sales and marketing team's processes and conclusions.
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
The major components of inventories are as follows:

	June 30, 2011	September 30, 2010
	(Unaudited)
Raw Material	$914,318	$895,688
Work in Process	80,864	68,631
Finished Goods	2,280,892	1,902,320
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$3,126,074	$2,716,639
Management has evaluated the Company's inventory reserve based on historical experience and current economic conditions and determined that, after the adjustments of lower of cost or market noted above, an inventory reserve of approximately $150,000 at June 30, 2011 and September 30, 2010 remains appropriate. It is reasonably possible the inventory reserve will change in the near future.
Note 4. Line of Credit:
The Company entered into a Secured Credit Agreement which provided for a line of credit ("Line of Credit One") with BankMidwest, (the "Lender"), on August 1, 2001, for the lesser of $1,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory. Line of Credit One has an interest rate at 8%. At June 30, 2011 and September 30, 2010 there was $1,000,000 due on Line of Credit One.
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
Note 5. Long-Term Debt:
Long term debt consists of the following:

	June 30, 2011	September 30, 2010
	(Unaudited)
Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matured April 2011 and was secured by all Company assets.	$-	$284,263

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 5.5% until April 2012. Beginning April 2012, the interest is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April 2018 and is secured by all Company assets.	2,223,324	2,418,530

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April 2013 secured by the specific equipment acquired.	300,971	415,167

Note - Spencer Area Jobs Trust due in full March 2014 interest free and forgivable in full if the Company maintains required job levels.	60,000	60,000

Total	2,584,295	3,177,960
Less current maturities	(434,962)	(699,681)
Net	$2,149,333	$2,478,279
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
On January 17, 2011, the Company and the Lender entered into Amendment 7. Under the terms of Amendment 7, the Lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010 and December 31, 2010 and the Company's anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, waive the Company's noncompliance with the Term Debt Coverage Ratio (as defined in Amendment 7) as of September 30, 2010 and December 31, 2010, and the Company's anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011. See Note 4 on a further description of our credit agreements.
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
The Company incurred a net loss from continuing operations of $332,182 (restated) for the three months ended June 30, 2011 and a net loss from continuing operations of $1,695,535 (restated) for the nine months ended June 30, 2011. A net loss causes all outstanding common stock equivalents, such as certain stock options and warrants, to be antidilutive. As a result, the basic and dilutive losses per common share are the same for the three and nine months June 30, 2011. There were no common stock equivalents outstanding during the three and nine months ended June 30, 2011.
The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for continuing and discontinued operations:

	For the three months ended June 30, 2011			For the three months ended June 30, 2010
	(Unaudited)			(Unaudited)
	Restated Loss	Restated Weighted Average Shares	Restated Per share	Loss	Weighted Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic and Diluted EPS
Loss from continuing operations	$(332,182)	6,990,662	$(0.05)	$(511,699)	5,877,697	$(0.09)

Loss from discontinued operations	$(90,272)	6,990,662	$(0.01)	$(71,842)	5,877,697	$(0.01)

	For the nine months ended June 30, 2011			For the nine months ended June 30, 2010
	(Unaudited)			(Unaudited)
	Restated Loss	Restated Weighted Average Shares	Restated Per share	Earnings	Weighted Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic and Diluted EPS
Loss from continuing operations	$(1,695,535)	7,342,598	$(0.23)	$(530,351)	5,981,382	$(0.09)

Loss from discontinued operations	$(387,706)	7,342,598	$(0.05)	$(114,382)	5,981,382	$(0.02)
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
The significant accounting policies of the operating segments are the same as those described in Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.
The following is a summary of certain financial information related to continuing operations:

	For the Three Months Ended June 30, 2011 (Restated)			For the Three Months Ended June 30, 2010
	(Unaudited)			(Unaudited)
	Cycle Country ATV Accessories	Imdyne	Total	Cycle Country ATV Accessories	Imdyne	Total
Net sales	$545,868	$427,796	$973,664	$915,922	$867,536	$1,783,458
Freight income	9,808	7,307	17,116	7,004	6,547	13,551
Total Revenue	555,676	435,103	990,780	922,926	874,083	1,797,009

Cost of goods sold	192,341	396,751	589,091	829,229	713,040	1,542,269

Gross profit	$363,338	$38,351	$401,689	$93,697	$161,043	$254,740

Sales, general & admin			(937,185)			(1,030,851)
Interest expense, net			(71,749)			(79,201)
Other income /expense, net			84,043			77,820
Income tax benefit			191,020			265,793
Net loss from continuing operations			$(332,182)			$(511,699)

	For the Nine Months Ended June 30, 2011 Restated			For the Nine Months Ended June 30, 2010
	(Unaudited)			(Unaudited)
	Cycle Country ATV Accessories	Imdyne	Total	Cycle Country ATV Accessories	Imdyne	Total
Net sales	$6,137,155	$1,769,621	$7,906,776	$5,558,700	$2,415,666	$7,974,366
Freight income	49,652	24,734	74,386	31,709	29,641	61,350
Total Revenue	6,186,807	1,794,355	7,981,162	5,590,409	2,445,307	8,035,715

Cost of goods sold	4,730,142	1,765,169	6,495,311	3,613,422	2,144,641	5,758,062
Lower of cost or market adjustment	480,918	-	480,918

Gross profit	$975,748	$29,186	$1,004,932	$1,976,987	$300,666	$2,277,653
Sales, general & admin			(3,475,267)			(2,843,736)
Fraud expense			-			(134,775)
Interest expense, net			(244,064)			(232,440)
Other income /expense, net			162,824			116,770
Income tax benefit			856,041			286,177
Net loss from continuing operations			$(1,695,535)			$(530,351)

GEOGRAPHIC REVENUE
The following is a summary of the Company's revenue in different geographic areas:

	For the three months ended June 30,		For the nine months ended June 30,
	(Unaudited)		(Unaudited)
	2011 (Restated)	2010	2011 (Restated)	2010
United States	$936,375	$1,621,029	$7,705,804	$7,389,383
Other Countries	54,404	175,980	275,358	646,333
Total Revenue	$990,780	$1,797,009	$7,981,162	$8,035,716
As of June 30, 2011, all of the Company's long-lived assets are located in the United States of America.
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
Under the 2008 employment agreement, Mr. Tetzlaff also received an option to purchase up to an additional 500,000 shares of the Company's common stock. Effective July 1, 2010, the option to purchase these shares was terminated. There were no outstanding options as of June 30, 2011.
On July 1, 2010, the Company entered into new employment agreements with Mr. Tetzlaff and Robert Davis, as the Chief Operating Officer and Chief Financial Officer. Under the terms of these agreements, the Company granted to each 1,005,809 shares of common stock, subject to shareholder approval, equal to 12.5% on a fully-diluted basis of the common stock, which vest in four installments during the respective terms of the agreements with the first installment of 40% vesting October 1, 2010 and which vesting is subject to acceleration on the occurrence of certain events, including a change of control. These awards were approved by the Company's stockholders at the 2010 annual meeting. During the vesting period, Mr. Tetzlaff and Mr. Davis have full voting and participating rights of common stock.
Both Mr. Tetzlaff and Mr. Davis made elections under Section 83(b) of the Internal Revenue Code for their shares, which allows them to pay income tax on the initial grant instead of paying the tax as the stock vests. As such, the Company originally used the Section 83(b) assigned value of $.05 per share ($100,581 in total), and recognized the entire associated expense during the year ended September 30, 2010. It was subsequently determined that this was not the appropriate fair value for these shares, and that the stock award included multiple vesting dates that covered multi-year service periods. As part of the restatement further described in Note 11, the shares were revalued as of September 30, 2010 at the grant date fair value price of $.37, or $744,299 in total
Effective December 31, 2010, Mr. Tetzlaff resigned and the Company and Mr. Tetzlaff entered into a Separation Agreement and Release of Claims. In accordance with the terms of that agreement, Mr. Tetzlaff settled the 402,234 shares that vested October 1, 2010, and forfeited his unvested shares. Cumulative compensation expense of $48,493 (restated) related to Mr. Tetzlaff's unvested shares was reversed during the three months ended December 31, 2010.
During the fourth quarter of the fiscal year ended September 30, 2010, each of two members of the board of directors were granted 50,000 shares of stock for services provided to the Company under the approved Director Equity Compensation Agreement. The shares vest over a period of three years.

Effective December 31, 2010, Daniel Thralow resigned as a member of the Company's Board of Directors. Accordingly, Mr. Thralow forfeited his 50,000 unvested shares. Cumulative compensation expense of $1,857 (restated) related to these unvested shares was reversed during the three months ended December 31, 2010.
For the three and nine months ended June 30, 2011, $40,116 (restated) and $128,084 (restated) was recognized as officer restricted stock compensation expense, respectively. For the three and nine months ended June 30, 2011, $1,536 (restated) and $4,304 (restated) was recognized as director restricted stock compensation expense, respectively. In total, $37,126 (restated) and $124,753 (restated) was allocated to continuing operations for the three and nine months ended June 30, 2011, respectively, while $4,526 (restated) and $7,635 (restated) was allocated to discontinued operations for the three and nine months ended June 30, 2011, respectively.
As of June 30, 2011, $108,594 (restated) of total unrecognized compensation cost related to the remaining unvested shares and is expected to be recognized over the next 3 years.
Note 9. Discontinued Operations:
In the quarter ended March 31, 2011, the Company concluded that the Perf-Form and Plazco segments no longer fit with the long term strategic plans of the Company. Both of these segments are outside of the Company's core product lines and/or our core customer relationships. Both of these segments have seen substantial decline in the past three years in sales and profitability as they lacked adequate sales, marketing, and operational leadership. Further, the Company has no internal expertise in engineering in either of these product segments. As a result, with the changes in the senior management of the Company, the determination was made that these segments no longer fit the Company's strategic plan, and therefore, these segments are reported as discontinued operations in the condensed consolidated financial statements.
In addition, the value of the Perf-Form segment did not support the carrying value of the intangible assets, and an impairment charge in the amount of $110,186 for trademarks and unamortized patents was recognized in the three months ended March 31, 2011.
The carrying amounts of the major classes of assets and liabilities for these segments are presented below:

	As of June 30, 2011		As of September 30, 2010 (Restated)
	(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total
Assets:
Accounts Receivable	$61,303	$(1,542)	$59,761	$70,719	$13,337	$84,056
Inventories	-	-	367,604	124,507	492,111
Net Property, Equipment and Intangibles	77,758	1,515	79,272	105,032	114,240	219,272
Assets	$139,061	$(27)	$139,033	$543,355	$252,084	$795,439

Liabilities:
Accounts Payable	$13,414	$2,294	$15,707	$6,024	$187	$6,211
Accrued Expenses	3,375	2,280	5,655	3,684	2,514	6,198
Total Liabilities	$16,789	$4,573	$21,362	$9,708	$2,701	$12,409
Losses from discontinued operations, net of income taxes for all periods presented include the operating results of Perf-Form and Plazco and are as follows:

	For the Three Months Ended June 30, 2011 (Restated)			For the Three Months Ended June 30, 2010
	(Unaudited)			(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total
Net sales	$91,385	$19,372	$110,758	$138,340	$87,556	$225,897
Freight income	3,330	-	3,330	1,066	609	1,675
Total Revenue	94,715	19,372	114,088	139,406	88,165	227,572

Cost of goods sold	68,976	27,991	96,967	128,853	80,298	209,151

Gross profit(loss)	$25,739	$(8,620)	17,120	$10,553	$7,867	18,421
Sales, general & administrative expense			(114,323)			(127,579)
Income tax benefit			6,931			37,317
Net loss from discontinued operations			$(90,272)			$(71,842)

	For the Nine Months Ended June 30, 2011(Restated)			For the Nine Months Ended June 30, 2010
	(Unaudited)			(Unaudited)
	Plazco	Perf-Form	Total	Plazco	Perf-Form	Total
Net sales	$258,977	$73,877	$332,855	$318,530	$153,402	$471,932
Freight income	3,935	1,586	5,521	4,825	2,757	7,582
Total Revenue	262,912	75,463	338,376	323,355	156,159	479,514

Cost of goods sold	392,270	173,524	565,794	322,052	155,554	477,606

Gross profit (loss)	$(129,357)	$(98,062)	(227,419)	$1,303	$605	1,908

Sales, general & administrative expense			(200,415)			(200,070)
Impairment of intangibles			(110,186)			-
Other income/expense, net			(11,596)			-
Income tax benefit			161,910			83,781
Net loss from discontinued operations			$(387,706)			$(114,382)
Note 10. Going Concern:
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended June 30, 2011, the Company incurred a net loss of approximately $422,000 (restated) and for the nine months ended June 30, 2011, the Company incurred a net loss of approximately $2,083,000 (restated). As of June 30, 2011, the Company had an accumulated deficit of approximately $7,484,000 (restated). As discussed in Note 5, as of June 30, 2011, the Company was in violation of covenants with the Lender, a waiver for which was received. Based on these circumstances, it raises substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to generate profits and unable to continue to obtain financing or renew existing financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.
As noted in the Company's Form 8-K filed on June 8, 2011, the Company has signed a term sheet with a new lender for larger, replacement credit facility. This new credit facility is expected to close within 30 days. The new credit facility is expected to be in the aggregate amount of $5,000,000, replacing the Company's current $2,000,000 working capital facility. The new credit facility will be used to repay the existing line of credit and to provide working capital for the ongoing operations.
While the Company is in the process of completing the restructuring of its financing, the Company expects the existing cash balances, cash flow generated from operating activities, and the available borrowing capacity under Line of Credit One and Line of Credit Three provided by Amendment 8 to be sufficient to fund operations.
Note 11. Restatement of Consolidated Financial Statements:
These financial statements have been restated to correct errors relating to certain equity compensation awards. These errors affected the number of shares outstanding, the valuation and timing of the expense recognition of those equity awards, and the amount and timing of sales discounts and allowances and selling expenses related to a customer incentive program that was put into place by former management and the error regarding the number of shares outstanding related to equity compensation awards with multiple vesting dates that covered multi-year service periods. The errors caused the Company to understate selling expenses related to customer incentive program and stock-based compensation. Additionally, the error regarding the number of issued and outstanding had the further effect of misstating the basic and fully-diluted earnings per share for the three and nine months ended June 30, 2011.
The following tables show the specific effects of the restatement on the condensed consolidated financial statements as of and for the three and nine months ended June 30, 2011:

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Balance Sheet

	June 30,	June 30,
	2011	2011
(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Assets
Current Assets:
Cash and cash equivalents	$23,350	$-	$23,350
Accounts receivable, net	390,070	-	390,070
Inventories	3,126,074	-	3,126,074
Income taxes receivable	4,371	-	4,371
Deferred income taxes	518,000	3,000	521,000
Prepaid expenses and other	101,314	-	101,314
Assets held for sale	139,033	-	139,033
Total current assets	4,302,213	-	4,305,213

Property, plant, and equipment, net	9,481,534	-	9,481,534
Intangible assets, net	59,620	-	59,620
Other assets	16,600	-	16,600
Total assets	$13,859,968	$3,000	$13,862,968

Liabilities and Stockholders' Equity
Current Liabilities:
Disbursements in excess of bank balances	$121,334	$-	$121,334
Accounts payable	2,001,430	-	2,001,430
Accrued expenses	1,416,178	(21,800)	1,394,378
Bank line of credit	2,000,000	-	2,000,000
Current portion of notes payable	434,962	-	434,962
Liabilities related to assets held for sale	21,362	-	21,362
Current portion of deferred gain	-	-	-
Total current liabilities	5,995,266	(21,800)	5,973,466
Long-Term Liabilities:
Notes payable, less current portion	2,149,333	-	2,149,333
Deferred income taxes	697,000	27,000	724,000
Total long term liabilities	2,846,333	27,000	2,873,333

Total liabilities	8,841,599	5,200	8,846,799
Stockholders' Equity:
Common stock, $.0001 par value; 100,000,000 shares authorized; 6,990,662 shares issued and outstanding	635	64	699
Additional paid-in capital	12,223,012	276,660	12,499,672
Accumulated deficit	(7,205,278)	(278,924)	(7,484,202)
Total stockholders' equity	5,018,368	(2,200)	5,016,168

Total liabilities and stockholders' equity	$13,859,968	$3,000	$13,862,968

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the Three Months Ended June 30, 2011

(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Revenues:
Net sales	$911,874	$61,790	$973,664
Freight income	17,116	-	17,116

Total revenues	928,990	61,790	990,780

Cost of goods sold	589,091	-	589,091

Gross profit (loss)	339,899	61,790	401,689

Selling, general, and administrative expenses	900,659	36,526	937,185

Loss from operations	(560,761)	25,264	(535,497)

Other income (expense):
Interest expense	(71,749)	-	(71,749)
Miscellaneous	84,043	-	84,043

Total other income (expense), net	12,295	-	12,295

Loss from continuing operations before income tax benefit	(548,466)	25,264	(523,202)

Benefit from income taxes	203,020	(12,000)	191,020

Net loss from continuing operations	(345,446)	13,264	(332,182)

Loss from discontinued operations, net of tax	(85,746)	(4,526)	(90,272)

Net loss	$(431,191)	$8,738	$(422,453)

Weighted average shares of common stock:

Basic	6,353,843	636,819	6,990,662

Diluted	6,353,843	636,819	6,990,662

Loss per basic and diluted share:
Continuing Operations	$(0.05)	$(0.00)	$(0.05)

Discontinued Operations	$(0.01)	$0.00	$(0.01)

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Operations
For the Nine Months Ended June 30, 2011

(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Revenues:
Net sales	$7,750,480	$156,296	$7,906,776
Freight income	74,386	-	74,386

Total revenues	7,824,866	156,296	7,981,162

Cost of goods sold	6,495,312	-	6,495,312
Lower of cost or market adjustment	480,918	-	480,918

Gross profit	848,636	156,296	1,004,932

Selling, general, and administrative expenses	3,460,662	14,605	3,475,267

Loss from operations	(2,612,026)	141,691	(2,470,335)

Other income (expense):
Interest expense	(244,064)	-	(244,064)
Gain (loss) on sale of assets	(8,466)	-	(8,466)
Miscellaneous	171,289	-	171,289

Total other expense, net	(81,241)	-	(81,241)

Loss from continuing operations before income tax benefit	(2,693,267)	141,691	(2,551,576)

Benefit from income taxes	947,041	(91,000)	856,041

Net loss from continuing operations	(1,746,226)	50,691	(1,695,535)

Loss from discontinued operations, net of tax	(380,071)	(7,635)	(387,706)

Net loss	$(2,126,297)	$43,056	$(2,083,241)

Weighted average shares of common stock:

Basic	6,343,929	998,669	7,342,598

Diluted	6,343,929	998,669	7,342,598

Loss per basic and diluted share:
Continuing Operations	$(0.28)	$0.05	$(0.23)

Discontinued Operations	$(0.06)	$0.01	$(0.05)

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2011

(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(1,746,226)	$50,691	$(1,695,535)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	472,667	-	472,667
Amortization	1,168	-	1,168
Reserve for bad debts	60,000	-	60,000
Lower of cost or market adjustment	480,918	-	480,918
Stock-based compensation	-	124,753	124,753
Loss on sale of property, plant and equipment	8,466	-	8,466
Change in operating assets and liabilities:
Accounts receivable	1,425,089	-	1,425,089
Inventories	(605,305)	-	(605,305)
Income tax receivable	636,362	-	636,362
Prepaid expenses, net	219,161	-	219,161
Other assets	(9,187)	-	(9,187)
Accounts payable, net	1,307,551	-	1,307,551
Deferred income taxes	(1,109,000)	91,000	(1,018,000)
Accrued expenses	483,915	(266,444)	217,471

Net cash provided by operating activities from continuing operations	1,625,578	-	1,625,578

Cash Flows from Investing Activities from Continuing Operations:
Purchase of property, plant and equipment	(126,661)	-	(126,661)
Purchase of intangible assets, net	(11,380)	-	(11,380)
Proceeds from sale of property, plant and equipment	25,996	-	25,996

Net cash used for investing activities in continuing operations	(112,045)	-	(112,045)

Cash Flows from Financing Activities from Continuing Operations:
Changes in disbursements in excess of bank balances	(265,807)	-	(265,807)
Payments on bank notes payable	(593,665)	-	(593,665)
Bank line of credit, net	(700,000)	-	(700,000)

Net cash used for financing activities from continuing operations	(1,559,472)	-	(1,559,472)

Cash Flows from Discontinued Operations:
Cash provided by operating activities	40,350	-	40,350
Net cash provided by discontinued operations	40,350	-	40,350

Net decrease in cash and cash equivalents	(5,589)	-	(5,589)

Cash and cash equivalents, beginning of period	28,939	-	28,939

Cash and cash equivalents, end of period	$23,350	-	$23,350

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2011

(Unaudited)	ORIGINAL	ADJUSTMENTS	RESTATED
Supplemental disclosures of cash flow information:

Cash paid (received) during the period for:

Interest	$244,069	$-	$244,069

Supplemental schedule of non-cash investing and financing:

Treasury stock purchased included in accrued expense	$-	$128,744	$128,744

Disposal of fixed assets	$55,124	$-	$55,124
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Cautionary Note about Forward Looking Statements.
Certain matters discussed in this Form 10-Q/A are "forward-looking statements," and the Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of those safe harbor provisions. These forward-looking statements can generally be identified as such because they include phrases such as the Company "expects," "believes," "anticipates" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of our Form 10-K/A for the year ended September 30, 2010. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.
Executive-Level Overview
This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiary (the "Company", "we", "us", or "our") and should be read in conjunction with our condensed consolidated financial statements as of September 30, 2010, and the fiscal year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010.
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
As we discussed in our Form 10-Q/A for the period ended March 31, 2011, the Company has made significant progress in accelerating the changes in our management and operations beginning January 1, 2011. With the resignation of the former CEO and one of the Company's outside directors on December 31, 2010, and the elevation of the Chief Financial Officer to the role of the Interim Chief Executive Officer, the Company has been able to rebuild a team of former leaders of the Company and the industry. The Company rehired both the former Vice President of Sales and the Vice President of Product Innovation, as well as retained and elevated two key people in the positions of Vice President of Product Implementation and the Vice President of Risk Management and Strategic Projects. This team has revitalized our sales, marketing, and operational effectiveness.
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
Overview for the Three Months Ended June 30, 2011(Restated) and 2010 (Unaudited)
The following is a summary of the results of operations for the three months ended June 30, 2011 and June 30, 2010 (Unaudited):

	Three Months Ended June 30,
	2011 (Restated)		2010
	(Unaudited)		(Unaudited)
Total revenue	$990,780	100.00%	$1,797,008	100.00%

Cost of goods sold	589,091	59.46%	1,542,269	85.82%

Gross profit (loss)	401,689	40.54%	254,739	14.18%

Selling, general, and administrative expenses	(937,185)	(94.59)%	(988,770)	(55.02)%

Loss from operations	(535,497)	(54.05)%	(734,030)	(40.85)%

Other expense (net)	12,295	1.24%	(43,463)	(2.42)%

Loss before benefit from income taxes	(523,202)	(52.81)%	(777,493)	(43.26)%

Income tax benefit	191,020	19.28%	265,793	14.79%

Net loss from continuing operations	(332,182)	(33.53)%	(511,699)	(28.47)%

Loss from discontinued operations, net of tax	(90,272)	(9.11)%	(71,842)	(4.00)%

Net loss	$(422,453)	(42.64)%	$(583,541)	(32.46)%
For the three months ended June 30, 2011, the Company reported a net loss of $422,000 (restated) or 43% of total revenue (restated). This compares to the three months ended June 30, 2010 during which the Company recorded a net loss of $584,000 or 32% of total revenue.
Total revenue for the three months ended June 30, 2011 decreased approximately 45% (restated), or approximately $806,000 (restated) compared to the same period in fiscal year 2010. This drop in year-over-year revenue was attributable to two significant changes in the business. The first was a scheduled lean manufacturing-driven shutdown of the Spencer manufacturing facility for two of the three months ended June 30, 2011 to accomplish some long-overdue operational and process improvements. The second was attributable to a decline in revenues of approximately 50% (restated) in the Imdyne segment, after the Company's decision not to pursue contract work with unprofitable customers from the prior years. These long-overdue operational and process improvements consisted of a series of layout and process changes in the Spencer manufacturing facility's operational flow, as well as reorganizing the quality and inventory management processes. In the case of Imdyne, as previously disclosed in other filings, the Company has chosen to discontinue work on contract manufacturing for customers in which the production was not profitable. This decision, starting in the first quarter of this fiscal year, has had an impact in our overall sales in the Imdyne division.
In total, the gross margin for the quarter ended June 30, 2011 was 41% (restated), up from 14% in the same period in fiscal year 2010. The gross margin improvement in this quarter was attributable to continuation of the improvement in our operations as well as due to the lack of any materially-significant cleanups, allowing the Company to return to more normal margins.
The net loss for the quarter ended June 30, 2011 was $422,453 (restated), compared to a loss of $583,541 in the same period in fiscal year 2010. This reduction of net loss was attributable to an increase in our total gross profit of approximately $169,000 (restated).
The following is a summary of the results of operations by segment for the three months ended June 30, 2011 (Restated) and June 30, 2010 (unaudited):

	For the Three Months Ended
	June 30, 2011 (Restated) (Unaudited)	June 30, 2010 (Unaudited)	Increase (Decrease) $	Increase (Decrease) %
Net revenue by segment
CCAC ATV	$545,868	$915,922	$(370,054)	(40.40)%
Imdyne	427,796	867,536	(439,740)	(50.69)%

Net revenue	973,664	1,783,458	(809,794)	(45.41)%

Freight income	17,116	13,551	3,564	26.30%

Total combined revenue	$990,780	$1,797,009	$(806,229)	(44.87)%

Gross profit by segment
CCAC ATV	$363,338	$93,697	$269,641	287.78%
Imdyne	38,351	161,043	(122,692)	(76.19)%

Total gross profit	401,689	254,740	146,949	57.69%

Sales, general and administrative	(937,185)	(988,770)	51,585	5.22%

Interest income and expense	(71,749)	(79,201)	7,452	9.41%
Other income and expense	84,043	77,820	6,223	8.00%
Income tax benefit	191,020	265,793	(74,773)	(28.13)%

Net loss from continuing operations	(332,182)	(469,618)	137,436	29.27%

Loss from discontinued operations, net of tax	(90,272)	(71,842)	16,058	22.35%

Net loss	$(422,453)	$(541,459)	$119,006	21.98%

Overview for the Nine Months Ended June 30, 2011 and 2010 (Unaudited)
The following is a summary of the results of operations for the nine months ended June 30, 2011 and June 30, 2010 (Unaudited):

	Nine Months Ended June 30,
	2011(Restated) (Unaudited)		2010 (Unaudited)
Total revenue	$7,981,162	100.00%	$8,035,716	100.00%

Cost of goods sold	6,495,312	81.38%	5,758,063	71.66%
Lower of cost or market adjustment	480,918	6.03%	-	0.00%

Gross profit	1,004,932	12.59%	2,277,654	28.34%

Selling, general, and administrative expenses	(3,475,267)	(43.54)%	(2,843,736)	(35.39)%
Fraud expense	-	0.00%	(134,775)	(1.68)%

Loss from operations	(2,470,335)	(30.95)%	(700,859)	(8.72)%

Other expense (net)	(81,241)	(1.02)%	(115,674)	(1.44)%

Loss before benefit from income taxes	(2,551,576)	(31.97)%	(816,533)	(10.16)%

Income tax benefit	856,041	10.73%	286,181	3.56%

Net loss from continuing operations	(1,695,535)	(21.24)%	(530,351)	(6.60)%

Loss from discontinued operations, net of tax	(387,706)	(4.86)%	(114,382)	(1.42)%

Net loss	$(2,083,241)	(26.10)%	$(644,734)	(8.02)%
For the nine months ended June 30, 2011, the Company reported a net loss of $2,083,241 (restated) or 26% (restated) of total revenue (restated). This compares to the nine months ended June 30, 2010 during which the Company recorded a net loss of $644,734 or about 8% of total revenue. These losses in the first nine months of fiscal year 2011 include significant nonrecurring charges, such as approximately $195,000 (restated) for one-time severance expense and signing bonuses, $480,918 for inventory write-downs, and $387,706 (restated) for losses from discontinued operations. These one-time, non-recurring expenses account for approximately $1,038,000 (restated) of the loss. In addition, our steel-based commodity material expenses increased over 34%, causing our total materials expense to increase 15% over the nine-month period, accounting for approximately $300,000 of the net loss.
Total revenue for the period decreased approximately 1% (restated) over the same period in fiscal year 2010. However, after adjusting for the loss in revenue from the unprofitable customers that we discontinued serving, our total revenue for the nine month period is up approximately 16%. Revenue increased for the Cycle Country ATV Accessories segment by approximately 10% (restated), due to seasonally favorable weather throughout our busy snow season, which primarily runs from August through February. Sales in the Imdyne segment decreased approximately 27% (restated), though when adjusted for the loss of the unprofitable customers, the core Imdyne segment grew approximately 52% for the nine-month period. The change in revenue from Imdyne's largest OEM customer accounts for all of that growth.
Gross margins for the nine months ended June 30, 2011 were 13% of revenue (restated), after the adjustments for one-time charges. However, without the one-time charges, the gross margins would have been 19% of revenue (restated).

The following is a summary of the results of operations by segment for the nine months ended June 30, 2011(restated) and June 30, 2010 (Unaudited):

	For the Nine Months Ended June30,
	2011(Restated)	2010	Increase (Decrease) $	Increase (Decrease) %
	(Unaudited)
Net revenue by segment
CCAC ATV	$6,137,155	$5,558,700	$578,455	10.41%
Imdyne	1,769,621	2,415,666	(646,045)	(26.74)%

Net revenue	7,906,776	7,974,366	(67,590)	(0.85)%

Freight income	74,386	61,350	13,036	21.25%

Total combined revenue	$7,981,162	$8,035,715	$(54,553)	(0.68)%

Gross profit (loss) by segment

CCAC ATV	$975,748	$1,976,987	$(1,001,239)	(50.64)%
Imdyne	29,186	300,666	(271,480)	(90.29)%

Total gross profit	1,004,932	2,277,653	(1,272,721)	(55.88)%

Sales, general and administrative	(3,475,268)	(2,843,736)	(631,532)	(22.21)%
Fraud expense	-	(134,775)	134,775	100.00%
Interest income and expense	(244,065)	(232,440)	(11,625)	(5.00)%
Other income and expense	162,824	116,770	46,054	39.44%
Income tax benefit	856,041	286,177	569,864	199.13%

Net loss from continuing operations	(1,695,535)	(530,351)	(1,165,184)	(219.70)%

Loss from discontinued operations, net of tax	(387,706)	(114,382)	(273,324)	(238.96)%

Net loss	$(2,083,241)	$(644,734)	$(1,438,507)	(223.12)%
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
Revenue
For the Cycle Country ATV Accessories segment, revenue decreased approximately 40% (restated) or $370,000 (restated) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. As noted earlier, the company shut down for two of the three months in the quarter ended June 30, 2011 to accomplish some long-overdue lean manufacturing driven operational and process improvements. Revenues for the nine months ended June 30, 2011 increased approximately 10% (restated) to approximately $6,137,000 (restated) for this segment compared to approximately $5,559,000 for the nine months ended June 30, 2010. The increase of approximately $578,000 (restated) is attributable to a favorable weather in our snow season, along with the solidification of our customer relations and the resulting increase in market share.
The Imdyne segment reported sales of approximately $428,000 and $867,000 for the three months ended June 30, 2011 and June 30, 2010, respectively. As of October 1, 2010, management made the decision to discontinue processing orders for customers that were not profitable for the Company, which resulted in a decrease in sales. These customers represented approximately 17% of last year's total sales or approximately 65% of the sales of the Imdyne segment in the fiscal year ended September 30, 2010. However, sales increased for other, more profitable customers, replacing some of those sales that were lost, resulting in a net decrease for the period of approximately $439,000 (restated). Revenues for the segment were approximately $1,770,000 (restated) and $2,416,000 for the nine month periods ended June 30, 2011 and June 30, 2010, respectively, a decrease of 27% (restated) for the nine month period, due to sales to customers which were deliberately discontinued.
Cost of Goods Sold
The following table details components of direct costs of goods sold by segment as a percentage of sales:

	For the Three Months Ended
	June 30, 2011 (Restated) (Unaudited)		June 30, 2010 (Unaudited)
	ATV	Imdyne	ATV	Imdyne
	% of Net Sales		% of Net Sales
Materials	67.40%	66.78%	56.40%	53.93%
Direct labor	4.97%	7.24%	5.00%	5.93%
Mfg variance	(25.32)%	0.90%	10.10%	0.45%
Subcontract	0.40%	0.39%	0.40%	1.77%
Royalty	1.00%	0.00%	0.76%	0.00%
Burden	15.85%	19.23%	8.86%	8.92%
Mfg overhead	(17.23)%	1.85%	9.00%	11.19%
	47.07%	96.39%	90.52%	82.19%
The total cost of materials as a percentage of revenue has increased significantly this year. The total cost of material for the Cycle Country ATV Accessories segment increased from approximately 56% for the three months ended June 30, 2010 to approximately 67% (restated) for the three months ended June 30, 2011. The biggest change came in our steel-based raw materials and component parts. The Company attempted to manage the rapid increase in steel prices, but was only able to mitigate, rather than prevent, the impact on the cost of goods sold and margins. On average, the commodity steel market is up approximately 34% since October 1, 2010. As our products are primarily steel-based, our costs of raw materials are up 15% overall for the quarter ended June 30, 2011.
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
Expenses
Our selling, general and administrative expenses were approximately $937,000 (restated) and $989,000 for the three months ended June 30, 2011 and June 30, 2010, respectively.
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
For the nine months ended June 30, 2011 and 2010, selling, general and administrative expenses were approximately $3,475,000 (restated) and $2,844,000, respectively.
The significant changes in expenses for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 were:

�
Wage expense increased approximately $474,000 (restated) due in part to charges related to the hiring of sales, engineering, and operational management and the one-time severance expense of the prior CEO and other employees. Signing bonuses of $195,000 were accrued but was offset by severance and other expenses in the amount of -$3,000 (restated). Additionally, officer restricted stock-based compensation expense was approximately $128,000 (restated).

�	Promotion expense increased on costs associated with marketing promotions, an agency retainer, and buyback programs, each of which were either discontinued or else refocused.

�
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
Working Capital
Net working capital was a deficit of $1,668,253 (restated) as of June 30, 2011 compared to a surplus of $1,182,316 (restated) as of September 30, 2010. The working capital ratio was 0.72 (restated) and 1.21 (restated) as of June 30, 2011 and September 30, 2010, respectively.
The following table summarizes the Company's sources and uses of cash and equivalents for the periods indicated:

	Nine Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)
Net cash provided by operating activities from continuing operations	$1,625,578	$604,473
Net cash used for investing activities in continuing operations	(112,045)	(224,736)
Net cash used for financing activities from continuing operations	(1,559,472)	(317,511)
Net cash provided by (used for) discontinued operations	40,350	(39,919)
	$(5,589)	$22,307
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
As of June 30, 2011 and as of September 30, 2010, the Company was in violation of its current ratio and term debt coverage ratio covenants in its loan agreements with its Lender. On January 17, 2011, the Company and its Lender entered into the Seventh Amendment to the Secured Credit Agreement and Waiver ("Amendment 7"). Under the terms of Amendment 7, the Lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010 and December 31, 2010 and the Company's anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, to waive the Company's noncompliance with the Term Debt Coverage Ratio as of September 30, 2010 and December 31, 2010, and the Company's anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011.
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
Subsequent to the evaluation made in connection with the Original Filing, and in connection with the restatement and filing our prior 10-K/A, our management, including our current Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting of the Company's stock-based compensation plans and customer incentive programs, our disclosure controls and procedures continued to be ineffective as of June 30, 2011. Notwithstanding the material weaknesses discussed below, our management, including our current Chief Executive Officer and Chief Financial

Officer, has concluded that the consolidated financial statements included in our recent 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2011. Our management is in the process of addressing the above material weakness, as updated above, and is utilizing the services of an outside accounting firm to assist with this process. We believe this will help remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively
Part II - Other Information
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
Robert Davis
Chief Financial Officer, Chief Operating Officer, Chief Executive Officer, Treasurer, Secretary and Director
(principal executive, financial and accounting officer)