Form 10-K
period 2011-09-30
ATC Ventures Group, Inc.
filed 2012-04-23
CIK 1157758

ANNUAL REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934.
For the transition period from __________ to __________
Commission file number: 001-31715
Cycle Country Accessories Corp.
(Exact name of registrant as specified in its charter)
Nevada
(State or other jurisdiction of incorporation or organization)
42-1523809
(IRS Employer Identification No.)
5929 Baker Road, Suite 400 Minnetonka, MN 55345
(Address of principal executive offices)
P: (952) 215-3100
F: (952) 215-3129
www.cyclecountry.com
(Registrant's telephone number, facsimile number, and Corporate Website)
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	NYSE Amex
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒
          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes      No ☒
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (� 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer" and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
          The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2011, the last business day of the registrant's second quarter, was approximately $2,400,000 based upon the closing price of the common stock on the NYSE Amex, LLC ("NYSE Amex") on that date.
          The number of shares of the registrant's common stock, par value $0.0001 per share, outstanding as of December 27, 2011 was 7,090,662.

Cautionary Note About Forward Looking Statements.
Certain matters discussed in this Form 10-K are "forward-looking statements." These forward-looking statements can generally be identified as such because they include phrases such as the Company "expects," "believes," "anticipates" or other words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption "Risk Factors" in Item 1A of this report and the following: changes in consumer spending patterns; the Company's success in implementing its strategic plan, including its focus on innovation and on cost-cutting and revenue enhancement initiatives; actions of and disputes with companies that compete with the Company; the Company's success in managing inventory; the risk that the Company's lenders may be unwilling to provide a waiver or amendment if the Company is in violation of its financial covenants and the cost to the Company of obtaining any waiver or amendment the lenders would be willing to provide; the risk of future write-down's of plant equipment or other intangible assets; movements in foreign currencies or interest rates; fluctuations in the prices of raw materials or the availability of raw materials; the Company's success in restructuring certain parts of its operations; the success of suppliers and customers; the ability of the Company to deploy its capital successfully; unanticipated outcomes related to outsourcing certain manufacturing processes; unanticipated outcomes related to potential litigation matters; and adverse weather conditions. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation, and disclaims any obligation, to update such forward-looking statements to reflect subsequent events or circumstances.

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
Cycle Country is a leading manufacturer and marketer of branded outdoor recreational and powersports products for the outdoor enthusiast. The Company's portfolio of well-regarded brands has attained leading market positions in their respective categories due to uncompromising product quality and performance, as well as the Company's nearly 30 years of outstanding customer service.
The Company has four distinct divisions as reportable segments, with three of them engaged in the design, manufacture, sale and distribution of branded, proprietary products; the fourth division, Imdyne, engages in contract manufacturing.
Effective December 31, 2011, the brand "Cycle Country" and the ATV accessories division were sold to Kolpin Outdoors, Inc. Following this sale, the Company redefined its business strategies and changed its name to "ATC Venture Group".

●	Cycle Country ATV Accessories
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

●	Imdyne
Imdyne is engaged in the manufacture and assembly of a wide array of parts, components, and other products for non-competing OEM and other customers. Our capabilities include most forms of metal fabrication and plastic injection molding processes. Much of the manufacturing in this segment is in industries similar to the Company's major product lines; however, we are looking to expand beyond this segment if we see an otherwise good fit in the market.

●	Discontinued Operations

Plazco

Plazco designs, manufactures, markets, and distributes injection-molded plastic products for vehicles such as golf cars, lawn mowers, and low-speed vehicles (LSVs). We believe that we are one of the largest manufacturers of golf car wheel covers in the world, estimating that we control over 50% of the original equipment manufacturer ("OEM") golf car wheel cover business. We have always sold directly to golf car manufacturers and we also have an excellent distribution network that reaches the aftermarket throughout the United States, Europe and Asia. As more fully disclosed in Note 16 to the Financial Statements, during the year ended September 30, 2011, the Company has concluded that this segment does not fit within the long-term strategic plans of the Company.

Perf-Form

Perf-Form manufactures, sells, and distributes oil filters for the powersports industry. Our filters and coolers fit various models from Harley-Davidson, Ducati, Honda, and Yamaha. Our oil filters are sold through the same distribution channels as our other powersports products. We specialize in hard to find, legacy parts for out-of-production powersports products. As more fully disclosed in Note 16 to the Financial Statements, during the year ended September 30, 2011, the Company has concluded that this segment does not fit within the long-term strategic plans of the Company. Subsequent to year end, on November 3 this segment was sold for approximately $25,000.

Competition
The Company believes its products compete favorably on the basis of product innovation, product performance, customer service and marketing support and price.

●
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

●
Imdyne: There are many high quality, competitively priced metal fabricators and plastic injection-molding businesses in our market territory. We have a slight competitive advantage over many of them in that our other segments cover some of the overhead of the Company. As a result, we can be competitively priced because the shared overhead creates cost efficiencies.

●
Plazco: The Company's competitors in the plastic wheel covers and other golf car accessories market are Nivel, Inc., and Fore-Par Group, which licenses and markets the popular Cragar-branded wheel covers.

●
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
Employees
The Company had 92 regular, full-time employees at September 30, 2011 and 105 at September 30, 2010. The Company considers its employee relations to be good. Temporary employees are utilized primarily to manage peaks in the seasonal manufacturing of products.
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

Seasonality
The Company's products are outdoor recreational and powersports-related which results in seasonal variations in sales and profitability. This seasonal variability is due to customers increasing their inventories in the quarters ending September and December, which has historically been the primary selling season for the Company's outdoor recreational and powersports products, with lower sales volumes during the quarters ending March and June.
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
Purchases of our products are generally viewed as discretionary spending by consumers. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Our revenues are affected by economic conditions and consumer confidence worldwide, but especially in the United States and Europe. Moreover, our business is cyclical in nature, and its success is dependent upon favorable economic conditions, the overall level of consumer confidence and discretionary income and spending levels. Any deterioration in general economic conditions that diminish consumer confidence or discretionary income or spending can reduce our sales and adversely affect our financial results. The impact of weak consumer credit markets, corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher fuel prices and increases in federal and state taxation all can negatively affect our operating results.

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
Historically, we have relied upon our existing credit facilities to provide us with adequate working capital to operate our business. The availability of borrowing amounts under our revolving credit facility is dependent upon the amount and quality of the accounts receivable and inventory collateralizing the revolving credit facility. The bankruptcy of a major customer could have a significant negative impact on the availability of borrowing amounts under our revolving credit facility. The availability of borrowing amounts under our credit facilities are dependent upon compliance with the debt covenants set forth in the facilities. Violation of those covenants, whether as a result of operating losses or otherwise, could result in our lenders restricting or terminating our borrowing ability under our credit facilities. As discussed in Note 7 of the consolidated financial statements, as of September 30, 2011, the Company was not in compliance with the term debt coverage requirement or the working capital requirement of its secured credit agreements. On January 17, 2011, the Company and the Lender entered into Amendment 7. Under the terms of Amendment 7, the Lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010 and December 31, 2010 and the Company's anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, waive the Company's noncompliance with the Term Debt Coverage Ratio (as defined in Amendment 7) as of September 30, 2010 and December 31, 2010, and the Company's anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011. If our lenders reduce or terminate our access to amounts under our credit facilities, we may not have sufficient capital to fund our working capital needs and/or we may need to secure additional capital or financing to fund our working capital requirements or to repay outstanding debt under our credit facilities. We can make no assurance that we will be successful in ensuring our availability to amounts under our credit facilities or in connection with raising additional capital and that any amount, if raised, will be sufficient to meet our cash requirements. If we are not able to maintain our borrowing availability under our credit facilities and/or raise additional capital when needed, we may be forced to sharply curtail our efforts to manufacture and promote the sale of our products or to curtail our operations. Ultimately, we may be forced to cease operations.
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
Long-lived assets, such as property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company's market capitalization for a sustained period of time and had sustained three quarters of continued net losses for the three quarters ended September 30, 2011. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, as considered necessary. In accordance with ASC 360, the Company evaluated its long-lived assets using an undiscounted cash flow analysis. Impairment is evaluated at the lowest level of reporting which is at the segment level. This analysis supported the carrying value of the long-lived assets and, therefore, no impairment was recorded.

As discussed more fully in Note 16, of the Company's financial statements, the Company concluded that the Perf-Form and Plazco segments may not fit within the long-term strategic plans for the Company. As such, the Company determined that indicators of potential impairment existed in the value of trademarks and patents for its Perf-Form segment. Plazco's intangible assets had been previously fully amortized. Recoverability of intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted or estimated market values and third party appraisals, as considered necessary. This analysis did not support the carrying value of the intangible assets for the Perf-Form segment and, therefore, an impairment charge in the amount of $100,000 for trademarks and $10,186 for unamortized patents was recognized on March 31, 2011. These charges are included in discontinued operations.
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
The Company's analysis uses significant estimates in the evaluation of long-lived assets and other intangibles, such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin. It is reasonably possible that our estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets and other intangibles.
We could be delisted by the NYSE Amex Stock Exchange .
On September 15, 2011, the Company received, as expected, a letter from NYSE Amex LLC notifying the Company that the Chairman of the Company's audit committee, Paul DeShaw, no longer satisfied the independence standards of Rule 10A-3 under the Securities Exchange Act of 1934 due to his recent purchase of a large block of the Company's common stock. Mr. DeShaw has resigned from the audit committee, but continues to serve as a director and is independent for all other purposes. By letter dated September 20, 2011, NYSE Amex LLC confirmed that the Company had resolved its Rule 10A-3 compliance issue.
Our financial results and condition place us near the minimum requirements set by NYSE Amex LLC for continued listing on that exchange. We cannot assure you that we will be able to maintain our exchange listing. If we are delisted, our stock price and liquidity may decline, which could harm your investment and your ability to sell your shares.
Subsequent to September 30, 2011, the Company was notified of noncompliance of the exchange's listing standards due to total stockholders' equity balance of less than $4,000,000 noted on preliminary December 31, 2011 financial statement. Since this time, the stockholders' equity rose above the $4,000,000 threshold and has maintained a level in excess of the threshold.
We may experience difficulties in integrating strategic acquisitions.
As part of our growth strategy, we intend to pursue acquisitions that are consistent with our mission and that will enable us to leverage our competitive strengths. Risks associated with integrating strategic acquisitions include:

●	the acquired business may experience losses which could adversely affect our profitability;

●	unanticipated costs relating to the integration of acquired businesses may increase our expenses;

●	possible failure to obtain any necessary consents to the transfer of licenses or other agreements of the acquired company;

●	possible failure to maintain customer, licensor and other relationships after the closing of the transaction of the acquired company;

●	difficulties in achieving planned cost-savings and synergies may increase our expenses;

●	diversion of our management's attention could impair their ability to effectively manage our other business operations; and

●	unanticipated management or operational problems or liabilities may adversely affect our profitability and financial condition.
Currency exchange rate fluctuations could increase our expenses.
We currently do not have significant foreign operations, but our growth plan depends somewhat on growth in foreign operations for which the functional currencies are often denominated in Euros, Swiss Francs, Japanese Yen, Chinese Yuan, Taiwan Dollars and Canadian Dollars. As the values of the currencies of the foreign countries in which we have operations increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of our foreign operations, as reported in our consolidated financial statements, increase or decrease, accordingly. None of our revenues for the year ended September 30, 2011 or 2010 were denominated in currencies other than the U.S. dollar.
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
ITEM 2. PROPERTIES
The Company maintains both leased and owned manufacturing, warehousing, distribution and office facilities. The Company believes that its facilities are well maintained and have capacity adequate to meet its reasonably foreseeable needs. As of September 30, 2011, the Company had approximately 260,000 square feet of modern manufacturing facilities in Spencer, IA.
The Company's corporate headquarters is located in a leased facility in Minnetonka, Minnesota.
As of September 30, 2011, the Company operated in the following manufacturing, distribution and office locations:

●	Spencer, Iowa - Property owned by the Company, used for manufacturing, distribution and office space

●	Minnetonka, Minnesota - Leased corporate office space
See Note 12 to the consolidated financial statements included elsewhere in this report for a discussion of the Company's lease obligations.
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
ITEM 4. MINE SAFETY DISCLOSURE
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain information with respect to this item is included in Note 9 to the Company's consolidated financial statements included elsewhere in this report. The Company has only one class of common stock and it is traded on the NYSE Amex under the symbol: ATC. As of September 30, 2011, the Company had 41 holders of record of its common stock.
A summary of the high and low sales prices for the Company's common stock during each quarter of the years ended September 30, 2011 and 2010 is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Stock prices:
High	$0.37	$0.58	$0.39	$0.47	$0.50	$0.60	$0.43	$0.68
Low	$0.29	$0.37	$0.30	$0.35	$0.30	$0.38	$0.25	$0.29
The Company declared no dividends in fiscal 2011 or fiscal 2010. The Company intends to retain earnings for investment in its operations and does not intend to pay dividends in the foreseeable future. The following limitations apply to the ability of the Company to pay dividends:
Pursuant to the Company's revolving credit and security agreement, originally dated August 21, 2001, and which is further described in Note 7 to the Company's consolidated financial statements included elsewhere in this report, the Company is restricted in its ability to make restricted payments (primarily dividends and repurchases of common stock). The Company may not declare or pay dividends without the consent of its lender.
Equity Compensation Plans
The Company has a 2007 Incentive Compensation Plan (the "Plan") to incent certain officers and senior management level employees of the Company and its non-employee directors by providing for certain cash benefits and by enabling them to acquire shares of the Company's stock. Non-employee directors and employees selected by the committee appointed by the Board to administer the Plan are eligible to receive awards under the Plan. Under the Plan, awards may be made in the form of options, stock appreciation rights, stock awards, restricted stock unit awards, cash awards and performance awards, which may be subject to conditions as set by the committee administering the plan. A total of 500,000 shares are reserved for issuance under the Plan. The Plan was approved by the Company's stockholders and became effective as of July 1, 2007. No awards are currently outstanding under the Plan.
As of September 30, 2009, our former Chief Executive Officer, Jeffrey M. Tetzlaff, had an option to purchase 500,000 shares of the Company's stock at an exercise price of $1.68 per share under his Employment Agreement ("Old Agreement"). Effective July 1, 2010, the Company and Mr. Tetzlaff entered into a new Employment Agreement. Under the new agreement, Mr. Tetzlaff no longer has an option to purchase these 500,000 shares.
Under the Old Agreement, Mr. Tetzlaff was granted 50,000 shares of stock in the Company vesting over a three-year period. During the fiscal year ended September 30, 2010, the board elected to accelerate the vesting of the final installment of the shares granted to Mr. Tetzlaff under the Old Agreement. These shares were effectively issued on September 30, 2010.
On July 1, 2010, the Company entered into new employment agreements with Mr. Tetzlaff and Mr. Davis, as the Chief Operating Officer and Chief Financial Officer. Under the terms of these agreements, the Company granted to each 1,005,809 shares of common stock, subject to shareholder approval, equal to 12.5% on a fully-diluted basis of the common stock, which vest in four installments during the respective terms of the agreements with the first installment of 40% vesting October 1, 2010 and which vesting is subject to acceleration on the occurrence of certain events, including a change of control. These awards were approved by the Company's stockholders at the 2010 annual meeting. During the vesting period, Mr. Tetzlaff and Mr. Davis have full voting and participating rights of common stock.
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
Effective December 31, 2010, Mr. Tetzlaff resigned and the Company and Mr. Tetzlaff entered into a Separation Agreement and Release of Claims. In accordance with the terms of that agreement, Mr. Tetzlaff settled the 402,234 shares that vested October 1, 2010, and forfeited his unvested shares. Cumulative compensation expense of $48,493 related to Mr. Tetzlaff's unvested shares was reversed during the three months ended December 31, 2010.

Effective December 31, 2010, Daniel Thralow resigned as a member of the Company's Board of Directors. Accordingly, Mr. Thralow forfeited his 50,000 unvested shares. Cumulative compensation expense of $1,857 related to these unvested shares was reversed during the three months ended December 31, 2010.
During the fourth quarter of the fiscal year ended September 30, 2010, each of two members of the board of directors were granted 50,000 shares of stock for services provided to the Company under the approved Director Equity Compensation Agreement. The shares vest over a period of three years.
At the annual stockholder meeting held in 2010, the stockholders approved the award of 50,000 shares of Company stock to two non-employee directors (Mr. Thralow and Mr. DeShaw), to be vested over a three year period. These shares were issued, subject to forfeiture, effective September 30, 2010. Effective December 31, 2010, Mr. Thralow resigned from the Board and consequently forfeited the unvested shares.
During the fourth quarter of fiscal 2011, 50,000 shares were issued, subject to forfeiture, to two additional non-employee directors (Mr. Morgan and Mr. Bohn), for a total of 100,000 shares over a three year vesting period.
On July 1, 2011, 201,162 of Mr. Davis' remaining 603,485 restricted shares were released from restriction and forfeiture, based upon the vesting schedule of the agreement.
Subsequent to year-end, and concurrent with the execution and completion of the Asset Purchase Agreement more fully disclosed in the Company's 8-K filing dated September 1, 2011, Mr. Davis' remaining 402,323 shares and the 50,000 shares each to Mr. DeShaw, Mr. Morgan and Mr. Bohn (552,323 in total) were released from restriction.
Equity Compensation Plan Information
The following table lists the number of shares granted and not yet vested as of September 30, 2011.

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
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following table presents selected consolidated financial data, which should be read along with the Company's consolidated financial statements and the notes to those statements and with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of operations for the years ended September 30, 2011 and September 30, 2010, and the consolidated balance sheet data as of September 30, 2011 and September 30, 2010 are derived from the Company's audited consolidated financial statements included elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA
	For the year ended September 30, 2011			For the year ended September 30, 2010
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
STATEMENT OF OPERATIONS
Sales	$2,210,677	$8,377,509	$10,588,186	$3,103,111	$8,841,351	$11,944,462
Cost of goods sold	2,155,852	6,682,999	8,838,851	2,970,908	6,376,613	9,347,521
Inventory adjustments	165,892	1,829,487	1,995,379	31,845	567,193	599,038
Gross profit (loss)	(111,067)	(134,977)	(246,044)	100,358	1,897,545	1,997,903

Sales, general & admin	1,026,681	3,993,036	5,019,717	1,234,937	3,524,726	4,759,663
Intangible impairment	-	110,186	110,186	-	-	-
Fraud expense	-	-	-	35,014	99,761	134,775
Operating expense	1,026,681	4,103,222	5,129,903	1,269,951	3,624,487	4,894,438

Other expense	(69,823)	(185,987)	(255,810)	(128,598)	(108,770)	(237,368)
Net loss pre tax	$(1,207,571)	$(4,424,186)	$(5,631,757)	$(1,298,191)	$(1,835,712)	$(3,133,903)

Net loss	$(838,571)	$(3,073,186)	$(3,911,757)	$(838,191)	$(1,185,712)	$(2,023,903)

BALANCE SHEET
Total current assets	$2,726,323	$930,338	$3,856,661	$5,526,249	$1,432,344	$6,958,593
Net fixed and intangible assets	8,971,158	-	8,971,158	9,760,431	-	9,760,431
Other assets	1,479	-	1,479	7,413	-	7,413
Total assets	$11,698,960	$930,338	$12,629,298	$15,294,093	$1,432,344	$16,726,437

Total current liabilities			$7,264,947			$5,565,400
Long term liabilities			2,157,545			4,065,279
Total liabilities			$9,422,492			$9,630,679

Net assets			$3,206,806			$7,095,758
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
Recent Developments
Asset Purchase Agreement
On August 26, 2011, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") for the sale (the "Asset Sale") of the Company's assets related to its business in aftermarket accessories for all-terrain vehicles and utility vehicles sold under the "Cycle Country" brand name (the "Product Line") to Kolpin Outdoors, Inc. ("Kolpin"). This transaction closed effective December 31, 2011.
In connection with the Kolpin transaction, the Company also entered into the agreements listed below with the Buyer.
          Master Supply Agreement
The Company and the Buyer entered into a Master Supply Agreement (the "Supply Agreement") pursuant to which the Buyer will grant the Company the exclusive right to manufacture for the Buyer the products set forth in the Supply Agreement (the "Supplied Products") at the prices set forth in the Supply Agreement, and the Buyer will be obligated to purchase all of its requirements for such Supplied Products from the Company, subject to the conditions set forth in the Supply Agreement. The Supply Agreement will continue in effect until March 31, 2012, unless earlier terminated in accordance with its terms.

          Setoff Agreement
The Company, the Buyer and the Subsidiary entered into a Setoff Agreement (the "Setoff Agreement") pursuant to which the Buyer may setoff against the Deferred Payments and/or Contingent Payments due to the Company certain damages that may be incurred by the Buyer. In particular, if the Company breaches its warranty obligations under the Supply Agreement or if the Buyer is required to pay or honor a rebate, discount or marketing program offered by the Company prior to the Closing but redeemed by the customer after the Closing, the Buyer may setoff the damages incurred by the Buyer by deducting the applicable amount from the Deferred Payments and/or the Contingent Payments remaining due. Regardless of whether the Buyer sustains any actual damages in connection with any pre-closing warranty claims or any actual damages in excess of $50,000, the Buyer may setoff the amount of $50,000 against the Deferred Payments.
          Warehouse and Transition Services Agreement
The Company and the Buyer entered into a Warehouse and Transition Services Agreement (the "Warehouse Agreement") pursuant to which the Buyer will engage the Company to provide certain warehousing, management and shipping services in exchange for the compensation set forth in the Warehouse Agreement. The Warehouse Agreement will continue in effect until March 31, 2012, unless earlier terminated in accordance with its terms.
          Guaranty Agreement
The Company, the Subsidiary and FCF Partners, LP, a Delaware limited partnership and the private equity group that is the majority owner of the Buyer (the "Guarantor"), entered into a Guaranty Agreement (the "Guaranty") pursuant to which the Guarantor will guarantee the timely, complete and full payment and performance of the Deferred Payments due to the Company as part of the Purchase Price, and all reasonable fees, costs and expenses paid or incurred by either Seller in attempting to collect or enforce the Guaranty.
Delisting Notice for Company Shares from NYSE Amex.
Upon discovery of the misappropriation of funds noted below, the Company's external, independent auditors and attorneys were engaged to launch an internal investigation into this matter. The misappropriation and subsequent investigation created significant delays, which caused the Company to be unable to timely file its annual report on Form 10-K for the year ended September 30, 2009, as well as its Form 10-Q for the fiscal quarter of 2010 ending December 31, 2009.
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
On September 15, 2011, the Company received, as expected, a letter from NYSE Amex LLC notifying the Company that the Chairman of the Company's audit committee, Paul DeShaw, no longer satisfied the independence standards of Rule 10A-3 under the Securities Exchange Act of 1934 due to his recent purchase of a large block of the Company's common stock. Mr. DeShaw has resigned from the audit committee, but continues to serve as a director and is independent for all other purposes. By letter dated September 20, 2011, NYSE Amex LLC confirmed that the Company had resolved its Rule 10A-3 compliance issue.
Our financial results and condition place us near the minimum requirements set by NYSE Amex LLC for continued listing on that exchange. We cannot assure you that we will be able to maintain our exchange listing. If we are delisted, our stock price and liquidity may decline, which could harm your investment and your ability to sell your shares.

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

Results of Operations
The Company's sales and operating profit (loss) by business segment for the fiscal years ended September 30, 2011 and 2010 are summarized as follows:

	For the year ended September 30, 2011			For the year ended September 30, 2010
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Total Revenue by Segment
CCAC ATV	$-	$7,947,850	$7,947,850	$-	$8,187,933	$8,187,933
Plazco	-	340,609	340,609	-	448,473	448,473
Perf-Form	-	89,050	89,050	-	204,945	204,945
Imdyne	2,210,677	-	2,210,677	3,103,111	-	3,103,111
Total Revenue by Segment	$2,210,677	$8,377,509	$10,588,186	$3,103,111	$8,841,351	$11,944,462

Gross Profit (Loss) by Segment
CCAC ATV	$-	$136,373	$136,373	$-	$2,160,506	$2,160,506
Plazco	-	(164,983)	(164,983)	-	(133,416)	(133,416)
Perf-Form	-	(106,367)	(106,367)	-	(129,545)	(129,545)
Imdyne	(111,067)	-	(111,067)	100,358	-	100,358
Gross Profit (loss)	(111,067)	(134,977)	(246,044)	100,358	1,897,545	1,997,903

Sales, General & Admin	1,026,681	3,993,036	5,019,717	1,234,937	3,524,726	4,759,663
Intangible Impairment	-	110,186	110,186	-	-	-
Fraud Expense	-	-	-	35,014	99,761	134,775
Interest Expense, Net	69,823	255,831	325,654	128,598	181,843	310,441
Loss on Sale of Assets	-	127,452	127,452	-	94,555	94,555
Other Inc/Exp, Net	-	(197,296)	(197,296)	-	(167,628)	(167,628)
Income Tax Benefit	(369,000)	(1,351,000)	(1,720,000)	(460,000)	(650,000)	(1,110,000)

Net Loss	$(838,571)	$(3,073,186)	$(3,911,757)	$(838,191)	$(1,185,712)	$(2,023,903)
Fiscal 2011 vs. Fiscal 2010
Revenue from Continuing Operations
Components of total revenue for the fiscal years ended September 30, 2011 and 2010 are as follows:

	2011 Imdyne	2010 Imdyne
Sales	$2,210,192	$3,195,293
Discounts and Allowances	(20,649)	(113,608)
Freight	21,134	21,426
Total Revenue	$2,210,677	$3,103,111
Total revenue from continuing operations for the fiscal year ended September 30, 2011 decreased approximately $892,000 or 29% as compared to the fiscal year ended September 30, 2010. The decline in revenues is due, in part, to results of the Company's decision in the first quarter of fiscal year 2011 not to pursue contract work with unprofitable customers.

Cost of Goods Sold of Continuing Operations
Cost of goods as a percentage of total revenue for the fiscal years ended September 30, 2011 and 2010 are as follows:

	2011	2010
	Imdyne	Imdyne
Materials	$1,238,747	$1,676,980
Direct labor	154,606	211,857
Applied Overhead	431,051	576,829
Subcontract	18,751	44,446
Subtotal	1,843,155	2,510,112
Mfg Variance	26,559	31,812
Unapplied Overhead	154,822	223,844
Other	131,316	205,140
Total Costs of Goods Sold	$2,155,852	$2,970,908

	2011	2010
Materials	56.03%	54.04%
Direct labor	6.99%	6.83%
Applied Overhead	19.50%	18.59%
Subcontract	0.85%	1.43%
Subtotal	83.38%	80.89%
Mfg Variance	1.20%	1.03%
Unapplied Overhead	7.00%	7.21%
Other	5.94%	6.61%
Total Costs of Goods Sold	97.52%	95.74%
Total costs of goods sold of continuing operations was approximately $2.16 million for the fiscal year ended September 30, 2011 compared to approximately $2.97 million for the fiscal year ended September 30, 2010. Costs of goods sold were approximately 98% of sales for the year ended September 30, 2011 compared to approximately 96% for the year ended September 30, 2010. Decrease in costs of goods sold was primarily due to the elimination of production for unprofitable projects. The cost as a percentage of sales increased slightly due to the temporary scale reduction resulting from management strategy of eliminating projects without profit, as these unprofitable projects previously absorbed a share of overhead. Management will be pursuing suitable replacement activities for those eliminated to regain scale advantages and advance strategically.
Inventory Impairment Adjustment on Continuing Operations
Management has been vigorously evaluating the carrying amount of inventory as it compares to market values. While the majority of these evaluations relate to our discontinued operations, some adjustments affected our continuing operations. As a result of these ongoing evaluations, the Company has recorded several adjustments to inventory.
During the three months ended March 31, 2011, management evaluated the carrying amount of inventory as it compared to the market values. As a result of the evaluation, the Company recorded an adjustment to inventory in the amount of $48,092. This charge is recorded in the consolidated financial statements as an inventory impairment adjustment. During that same period, the Company adjusted inventory held in the segments identified as discontinued operations as well. This adjustment totaled $655,960 and is included in the net loss from discontinued operations. These two adjustments to inventory totaled $704,052.
Additionally, the process of discontinuing select products forced us to evaluate the remaining inventory that we would no longer have distribution channels for. As a result of the evaluation, the Company recorded an adjustment to inventory in the amount of $40,783. This charge is recorded in the consolidated financial statements as an inventory impairment adjustment. During that same period, the Company adjusted inventory held in the segments identified as discontinued operations as well. This adjustment totaled $920,444 and is included in the net loss from discontinued operations. These two adjustments to inventory totaled $961,227.
As a result of the evaluation, the Company recorded an adjustment to inventory in the amount of $77,017. This charge is recorded in the consolidated financial statements as an inventory impairment adjustment. During that same period, the company adjusted inventory held in the segments identified as discontinued operations as well. This adjustment totaled $253,083 and is included in the net loss from discontinued operations. These two adjustments to inventory totaled $330,100.
Management evaluated the Company's remaining inventory and determined that a reserve of $150,000 at September 30, 2011 and 2010 was appropriate.

Gross Profitability of Continuing Operations
While continuing operations recorded a gross profit of approximately $100,000 in fiscal 2010, the Company lost approximately $111,000 in fiscal 2011. While revenues decreased 29%, costs decreased 27%. Additionally, approximately $166,000 in inventory impairment charges was a major factor.
Selling, General and Administrative Expenses of Continuing Operations
Selling, general and administrative expenses allocated to continuing operations decreased from the prior fiscal year by approximately $208,000, from approximately $1,235,000 to $1,027,000. While total selling, general and administrative expenses increased by approximately $260,000, continuing operation's share of total company revenue decreased from 26% in fiscal 2010 to 21% in fiscal 2011. These shifts were a direct result of costs relating to wind-down activities for discontinued operations being allocated to this segment, as increased management efforts were needed to wind-done these operations.
Operating Results of Continuing Operations
The Company recognized a loss from continuing operations of approximately $1,138,000 in fiscal 2011 compared to a loss from continuing operations of approximately $1,170,000 in fiscal 2010.
Interest Expense
Interest expense was approximately $70,000 and $129,000 for the years ended September 30, 2011 and 2010, respectively for all operations. Interest expense approximated 5.05% of average debt for the year ended September 30, 2011 and 6.58% of average debt for the year ended September 30, 2010.
Pre-Tax Loss from Continuing Operations and Income Taxes
The Company recognized a pretax loss of approximately $1,200,000 in fiscal 2011 compared to a pretax loss of approximately $1.3 million in fiscal 2010. The Company recorded an income tax benefit of approximately $369,000 in fiscal 2011, an effective benefit of 30.5%, compared to an income tax benefit of approximately $460,000 in fiscal 2010, an effective benefit of 35.4%.  The reduction in the tax benefit rate was due to the Company recognizing a deferred tax asset valuation allowance during fiscal 2011.
Loss from Discontinued Operations
The Company recognized a loss from discontinued operations, net of tax, of approximately $3,100,000 in fiscal 2011 compared to a loss, net of tax, of approximately $1,200,000 in fiscal 2010.

●
Sales decreased approximately $464,000 and costs increased approximately $260,000 compared to the prior fiscal year. This change was due to costs relating to wind-down activities for discontinued operations being allocated to this segment, as increased management efforts were needed to begin the wrap-up of these operations.

●
Inventory impairment charges increased approximately $920,000 compared to last year. This increase was due to the write down of inventory relating to customers no longer served who had a supply at the Company that could not be sold to another customer. The remaining values were based on approximate liquidation values anticipated to be attained at auction.

●
Selling, general and administrative expenses allocated to discontinued operations increased from the prior fiscal year by approximately $468,000, from approximately $1,235,000 to $1,027,000. While total selling, general and administrative expenses increased by approximately $468,000, discontinued operation's share of total company revenue increased from 74% in fiscal 2010 to 79% in fiscal 2011.

●
An analysis of the Perf-Form segment could not support the carrying value of the related intangible assets and, therefore, an impairment charge in the amount of $110,186 was recorded during fiscal 2011.

●	Income tax benefits allocated to discontinued operations increased approximately $701,000 from $650,000 to $1,351,000 in fiscal 2011.
Net Loss
The Company recognized a net loss of approximately $3,900,000 in fiscal 2011 or $0.56 per basic and diluted share compared to a net loss of approximately $2,000,000 in fiscal 2010 or $0.34 per basic and diluted share.

Financial Condition, Liquidity and Capital Resources
The Company's cash flow from operating, investing and financing activities for the years ended September 30, as reflected in the consolidated statements of cash flows, is summarized in the following table:

	2011	2010
Net cash provided by (used in) operating activities of continuing operations	$1,377,181	$(393,948)
Net cash used in investing activities of continuing operations	(111,542)	(179,172)
Net cash provided by (used in) financing activities of continuing operations	(37,481)	821,521
Net cash used in discontinued operations	(1,231,912)	(246,952)
	$(3,754)	$1,449
The Company generated positive cash flow from operating activities of approximately $1,377,000 for the year ended September 30, 2011 but used approximately $394,000 for the year ended September 30, 2010. The net loss from continuing operations for the year was approximately $839,000. For the year ended September 30, 2010, the net loss from continuing operations was approximately $838,000.
Cash used by financing activities for continuing operations was approximately $37,000 for the year ended September 30, 2011 and cash provided by financing activities was approximately $822,000 for the year ended September 30, 2010. The Company drew (net) approximately $944,000 on its lines of credit during fiscal year 2011. Funds were used to finance operations, purchase fixed assets, and pay down long term debt.
As of September 30, 2011, the Company was in violation of its current ratio and term debt coverage ratio covenants in its loan agreements with its lender. As of January 17, 2011, the Company and its lender entered into the Seventh Amendment to the Secured Credit Agreement and Waiver ("Amendment 7"). Under the terms of Amendment 7, the lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2010, December 31, 2010 and the Company's anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2011 and further, to waive the Company's noncompliance with the Term Debt Coverage Ratio as of September 30, 2010, December 31, 2010, and the Company's anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2011.
Amendment 7 replaced Line of Credit One, Line of Credit Two and Line of Credit Three with a Revolving Credit Agreement in an amount not to exceed $2,700,000, maturing on March 31, 2011.
On September 22, 2011, the Company entered into a Ninth Amendment to its Secured Credit Agreement with Bank Midwest (the "Lender"). The Ninth Amendment increases the revolving credit commitment under the Credit Agreement to $4,100,000 until the closing of the Company's previously disclosed sale of its branded ATV accessories product line to Kolpin Outdoors Inc. (the "Kolpin Sale"). The Company must prepay a portion of the amounts outstanding under the Credit Agreement upon the closing of the Kolpin Sale. After the closing of the Kolpin Sale, the revolving credit commitment under the Credit Agreement will be $1,000,000. The Lender also provided all waivers and consents necessary for the Company to enter into and consummate the Kolpin Sale.
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
The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern. During the years ended September 30, 2011 and 2010, the Company incurred net losses from continuing and discontinued operations of approximately $3.9 million and $2.0 million, respectively. As of September 30, 2011, the Company had an accumulated deficit of approximately $9.3 million. As discussed in Note 19 to the consolidated financial statements, as of September 30, 2011, the Company was in violation of covenants with its lender. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.

Operating Activities
The following table sets forth the Company's working capital position at the end of each of the past two fiscal years:

	2011	2010
Current assets	$3,656,661	$6,958,593
Current liabilities	7,264,947	5,565,400
Working capital (deficit)	$(3,608,286)	$1,393,193

Current ratio	0.50	1.25
Investing Activities
Cash flows used for investing activities for continuing operations were approximately $112,000 and $179,000 in fiscal 2011 and 2010, respectively. In general, the Company's ongoing capital expenditures are primarily related to tooling and equipment for new products, lean manufacturing initiatives, and information systems improvements.
Financing Activities
The following table sets forth the Company's debt and capital structure at the end of the past two fiscal years:

	2011	2010
Current debt	$441,718	$699,681
Long-term debt	2,033,545	2,478,279
Total debt	2,475,263	3,177,960
Shareholders' equity	3,206,806	7,095,758
Total capitalization	$5,682,069	$10,273,718

Total debt to total capitalization	43.6	30.9
Principal payments on long-term debt were approximately $703,000 and $857,000 for fiscal years 2011 and 2010, respectively.
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
As part of the investment in Golden Rule (Bermuda) Ltd, a captive insurance company in which the Company has invested and formerly secured some of its insurance protection, the Company is required to provide a letter of credit primarily as security for the payment of future claims under its workers compensation insurance. Letters of credit outstanding at September 30, 2011 and 2010 were approximately $195,000.
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
Foreign Currency
The Company currently has a limited amount of foreign sales or off-shore product sourcing for which the functional currencies would commonly be denominated in Euros, Swiss Francs, Japanese Yen, Chinese Yuan, Taiwan Dollars, and Canadian dollars. As the values of the currencies of the foreign countries in which the Company has sales or off-shore product sourcing increase or decrease relative to the U.S. dollar, the sales, expenses, profits, losses, assets and liabilities of the Company's foreign operations, as reported in the Company's consolidated financial statements, increase or decrease, accordingly. None of the Company's revenues for the years ended September 30, 2011 and 2010 were denominated in currencies other than the U.S. dollar.
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
Sensitivity to Changes in Value
The estimated maximum potential loss from a 100 basis point movement in interest rates on the Company's term loan and short term borrowings outstanding at September 30, 2011 is approximately $60,000 annually before income taxes. These estimates are intended to measure the maximum potential earnings the Company could lose in one year from adverse changes in market interest rates. The calculations are not intended to represent actual losses in fair value or earnings that the Company expects to incur. The estimates do not consider favorable changes in market rates or the effect of interest rate floors.
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
Intangible Assets Impairment
Intangible assets are reviewed and assessed for impairment at least annually or when indicators of potential impairment exist, using a fair-value based approach. Fair value is estimated using a discounted cash flow analysis. If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related intangible, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. The estimate of fair value was calculated using a discounted cash flow analysis, which requires a number of key estimates and assumptions. We estimated the future cash flows of the other intangible assets based on historical and forecasted revenues and operating costs. We applied a discount rate to the estimated future cash flows for purposes of the valuation. This discount rate is based on the estimated weighted average cost of capital, which includes certain assumptions such as market capital structure, market betas, risk-fee rate of return and estimated costs of borrowing. Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis in a given year.
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives.
The Company has determined that indicators of potential impairment existed at September 30, 2011 and 2010 because the Company has experienced a decrease in the Company's market capitalization for a sustained period of time and has continued net losses. In accordance with ASC 350, the Company evaluated its other intangible assets using an undiscounted cash flow analysis prior to evaluating.
As discussed more fully in Note 16, during the fiscal year ended September 30, 2011, the Company concluded that the Perf-Form and Plazco segments may not fit within the long-term strategic plans for the Company. As such, the Company determined that indicators of potential impairment existed in the value of trademarks and patents for its Perf-Form segment. Plazco's intangible assets had been previously fully amortized. Recoverability of intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted or estimated market values and third party appraisals, as considered necessary. This analysis did not support the carrying value of the intangible assets for the Perf-Form segment and, therefore, an impairment charge in the amount of $100,000 for trademarks and $10,186 for unamortized patents was recognized on March 31, 2011. These charges are included in discontinued operations.
The Company's analysis uses significant estimates in the evaluation of other intangibles, such as estimated cash flows from continuing operations, estimated future revenues, cost of goods sold and gross margin. It is reasonably possible that the Company's estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets and other intangibles.
Other intangible assets are stated at cost and consist of trademarks and patents. All trademarks acquired by the Company's acquisitions have been deemed to have an indefinite life and as such will not be amortized. Patents are being amortized over their estimated useful lives of 15 years.
Long-Lived Asset Impairment
Long-lived assets are reviewed and assessed for impairment at least annually or when indicators of potential impairment exist, using a fair-value based approach. Fair value is estimated using a discounted cash flow analysis. If the fair value of a reporting unit exceeds its net book value, no impairment exists. When fair value is less than the carrying value of the net assets and related goodwill, an impairment test is performed to measure and recognize the amount of the impairment loss, if any. The estimate of fair value was calculated using a discounted cash flow analysis, which requires a number of key estimates and assumptions. We estimated the future cash flows of long-lived assets based on historical and forecasted revenues and operating costs. We applied a discount rate to the estimated future cash flows for purposes of the valuation. This discount rate is based on the estimated weighted average cost of capital, which includes certain assumptions such as market capital structure, market betas, risk-fee rate of return and estimated costs of borrowing.  In addition, forecasts of future cash flows are judgments based on the Company's experience and knowledge of its operations and the industries in which it operates. Changes in these key estimates and assumptions, or changes in market conditions, economic environment, including inflation and purchasing decisions or the Company's customers, could materially affect our impairment analysis in a given year.
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

Evaluation of Disclosure Controls and Procedures

Based on management's evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchanged Act), are ineffective, due to the material weakness in our internal control over financial reporting as discussed below, to provide reasonable assurance that the information to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Our management, including our current Chief Executive Officer/ Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting of the Company's stock-based compensation plans and customer incentive programs, our disclosure controls and procedures continued to be ineffective as of September 30, 2011. Notwithstanding the material weaknesses discussed below, our management, including our current Chief Executive Officer/Chief Financial Officer, has concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent of detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control-Integrated Framework. In performing this assessment, the following material weakness in internal control over financial reporting as of September 30, 2011 was identified: The Company did not have effective policies and procedures, or personnel with sufficient knowledge of accounting for stock-based compensation related matters and sale accounting transactions, to ensure that such transactions were accounted for in accordance with generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for effective identification of, and consideration of, terms in compensation arrangements that impact the accounting for compensation arrangements.

Based on the material weakness in the Company’s internal control over financial reported describe above, management has concluded that, as of September 30 2011, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control-Integrated Framework.

Management’s report was not subject to attestation by our certified registered public accounting firm pursuant to rules established by the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Remediation Steps to Address Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting, the Company plans to take the following actions: (i) implement additional review procedures over stock-based compensation and sales accounting practices, (ii) implement additional review procedures over the selection and application of accounting policies and procedures and (iii) hire accounting and finance staff with the skills and education necessary to maintain future controls over financial reporting. Management, with the oversight of the Audit & Finance Committee, is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company’s remediation efforts are expected to be completed during the third quarter of 2012, the Company’s weaknesses will not be considered remediated until new internal controls are operations for a period of time and are tested, and management concludes that these controls are operating effectively.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s year ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Director	To Serve
Name	Age	Principal Occupation	Since	Until
Paul DeShaw	68	Mr. DeShaw is a long-standing investor in the Company. He is also a Director of BDFSC Holdings Corp. and a Vice President of Broker Dealer Financial Services Corp., and has been with that firm since 1995.	2010	2013

Robert Davis	50	Mr. Davis is the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Prior to this role, he was engaged by the Company as a turnaround consultant and acted as the Interim Chief Financial Officer, as well. Through his firm, Bene Merenti LLC, he has been an entrepreneurial CEO for over 20 years, having bought, started, lead and sold many companies during that period.	2009	2012

Lance Morgan	43
Mr. Morgan is the founder, president and Chief Executive Officer of Ho-Chunk, Inc., an economic development corporation of the Winnebago Tribe of Nebraska. He is also a partner of Fredericks Peebles & Morgan LLP, a national law firm specializing in Indian law, economic development and Indian gaming. As founder of Ho-Chunk, he helped lead the company from a start-up in 1995 with no revenues and one employee to what is now a tribal conglomerate with more than $200 million in revenues, 1,100 employees, and operations in diverse industries, including Native American tobacco products, Native-blended gasoline products, hotel development, retail products, government contracting, modular homes and Indianz.Com, the largest Native news and information Web site. Mr. Morgan is a graduate of the University of Nebraska and Harvard Law School.
		2011	2014

John P (Jack) Bohn	46
Mr. Bohn is a private investor in Minneapolis, Minnesota. From 1992 to 2010, Mr. Bohn served in a variety of roles with Cargill, most recently as Managing Director for CarVal Investors, where he was responsible for the firm's Latin American and special opportunities businesses. Mr. Bohn was previously Country Manager for Cargill Financial Services Corporation (CFSC) in Russia overseeing CFSC's investments in corporate bonds, government obligations, equities and trade finance. Prior to his assignment in Russia, Mr. Bohn developed the Value Investment business in Mexico and the real estate securities and single asset real estate business in the
United States. Mr. Bohn joined Cargill in 1992 as a high- yield trader. Prior to joining Cargill, Mr. Bohn was a member of the Mergers and Acquisitions department at PaineWebber. Mr. Bohn received his MBA from the Amos Tuck School and his BA from Dartmouth College.
		2011	2014
Rules of NYSE Amex require that a majority of the Board of Directors be "independent," as defined in American Stock Exchange Company Guide. Under the NYSE Amex rules, the Board of Directors must make an affirmative determination that a director is independent by determining that the director has no relationships that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board of Directors has reviewed the independence of its directors under the Amex rules. During this review, the Board of Directors considered transactions and relationships between each director or any member of their family and the Company.
The Board of Directors has determined that Mr. DeShaw, Mr. Morgan and Mr. Bohn are independent.
EXECUTIVE OFFICERS
The following table lists the Company's executive officers as of the date of this filing:

NAME	OFFICE	OFFICER SINCE

Robert Davis	Chief Executive Officer	2011

	Chief Financial Officer and Chief Operating Officer	2010

	Interim Chief Financial Officer, Secretary and Treasurer	2009
The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Mr. Bohn and Mr. Morgan are currently members of the Audit Committee.

Director Compensation
The following table presents director compensation (excluding directors who are Named Executive Officers) for the year ended September 30, 2011:

	Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
(1)	Paul DeShaw	$-	$-	$-	$-	$-	$-	$-

(2)	Lance Morgan	$-	$-	$-	$-	$-	$-	$-

(3)	John P (Jack) Bohn	$-	$-	$-	$-	$-	$-	$-
_______________

(1)
Paul DeShaw was elected to the board at the annual meeting of stockholders in 2010 for a term which will expire at the 2013 annual meeting of stockholders. As of September 30, 2011, Mr. DeShaw was not vested in a 50,000 share compensation award approved by the stockholders to be vested over three years.

(2)
Mr. Morgan was elected to the board on September 15, 2011 for a term which will expire in 2014. As of September 30, 2011, Mr. Morgan was not vested in a 50,000 share compensation award to be vested over his three year term.

(3)
Mr. Bohn was elected to the board on September 28, 2011 for a term which will expire in 2014. As of September 30, 2011, Mr. Bohn was not vested in a 50,000 share compensation award to be vested over his three year term.

The Board of Directors has reviewed the qualifications of each member of the Audit Committee for the purpose of determining whether any director serving on the Audit Committee would qualify as an "audit committee financial expert" as that term is defined under the rules of the Securities and Exchange Commission. Based upon that review, it was determined that, Mr. Morgan and Mr. Bohn qualify as audit committee financial experts.
On January 6, 2011, the Company notified NYSE Amex that, as a result of the resignation of Daniel Thralow from the Company's Board of Directors, as described elsewhere in this report, the Company no longer complies with Section 803B(2)(c) of the NYSE Amex's Company Guide, which requires that the Company's audit committee have at least two members, both of whom must be independent. As of September 30, 2011, Mr. Morgan and Mr. Bohn serve on the Audit Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers, directors and holders of more than 10% of our outstanding shares of Common Stock to file reports of ownership and reports of changes in ownership of Common Stock with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that during its most recent fiscal year ended December 31, 2011, its executive officers, directors and greater than 10% stockholders complied with the filing requirements usner Section 16(a).
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the total compensation earned over the fiscal years ended September 30, 2011 and 2010 by (1) each person who served as the principal executive officer of the Company during fiscal year 2011, (2) the Company's two most highly compensated executive officers as of September 30, 2011 with compensation during fiscal year 2010 of $100,000 or more; and (3) up to two additional individuals, if any, who would have otherwise been included under clause (2) above but for the fact that they were not serving as an executive officer as of September 30, 2011 (the "named executive officers").

	Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Comp	Restricted Stock Awards		Securities Underlying Options	LTIP Payouts	All Other Comp

(1)	Robert Davis, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer	2011	250,000	-			223,290	(5)			-
		2010	59,615	135,000	(4)		-	(6)			121,346	(7)

(2)	Jeffrey Tetzlaff, Former President	2011	156,807	50,000			-
		2010	176,731	135,000	(8)		13,333	(9)			4,185	(10)

(3)	Alan Bailey, Former Vice President	2010	76,923	-		-	-		-	-	36,225	(11)
________________

(1)
Mr. Davis served as Interim Chief Financial Officer until July 1, 2010 at which time he was named Chief Operating Officer and Chief Financial Officer. Upon Mr. Tetlzlaff's resignation, Mr. Davis became Chief Executive Officer.

(2)	Mr. Tetzlaff resgined effective December 31, 2010 and is paid under a Separation Agreement more fully disclosed in an 8-K filing dated January 6, 2011

(3)	Retired effective April 30, 2010

(4)	Includes $60,000 signing bonus and $75,000 performance bonus earned in fiscal year 2009 and paid in fiscal year 2010

(5)
Includes 402,324 shares issued in fiscal year 2010 but not vested until October 1, 2010, as well as 201,162 shares issued infiscal year 2010 but not vested until July 1, 2011. As of September 30, 2011, 402,323 of the initial 1,005,809 shares remain

(6)	Excludes 1,005,809 shares issued in fiscal year 2010 as part of an Employee Agreement effective July 1, 2010 but subject to forfeiture and net yet vested as of September 30, 2010.

(7)	Amounts paid to Mr Davis' consulting firm, Bene Merenti LLC

(8)
Includes $60,000 signing bonus and $75,000 performance bonus earned and accrued in fiscal year 2010. $50,000 was paid in fiscal year 2011. The remainder was surrendered as part of a Separation Agreement and Release of Claims.

(9)
Includes $13,333 for 33,332 shares vested and issued in fiscal year 2010. Excludes 1,005,809 shares issued in fiscal year 2010 as part of an Employee Agreement effective July 1, 2010 but subject to forfeiture and net yet vested as of September 30, 2010. The 1,005,809 shares were subsequently forfeited and cancelled subject to a Separation Agreement and Release of Claims.

(10)	Issuance of remaining stock for a total of $100,000.

(11)	Includes $14,271 vacation payout, $7,978 value of personal use of company auto and $13,977 paid for health insurance.
Outstanding Equity Awards at Fiscal Year-End
As of September 30, 2011, there were no unexercised options.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information regarding the beneficial ownership of our Common Stock as of December 31, 2011 by each stockholder known by us to own beneficially more than 5% of our Common Stock.
As of December 31, 2011, we had 7,090,662 shares of Common Stock outstanding and 41 stockholders of record. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after December 31, 2011 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing the ownership percentage of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership		Percentage of Class
Robert Davis, Chief Executive Officer, Chief Operating Officer, Chief		1,005,809	(direct)	14.18%
Finanical Officer
c/o Cycle Country Accessories Corp.
5929 Baker Road Suite 400
Minnetonka, MN 55345

Paul DeShaw, Director		2,284,560	(direct)	32.34%
c/o Cycle Country Accessories Corp.	(1)	8,700	(indirect)
5929 Baker Road Suite 400
Minnetonka, MN 55345

Lance Morgan, Chariman of the Audit Committee, Director		50,000	(direct)	2.05%
c/o Cycle Country Accessories Corp.	(2)	95,528	(indirect)
5929 Baker Road Suite 400
Minnetonka, MN 55345

John (Jack) Bohn, Director		50,000	(direct)	0.71%
c/o Cycle Country Accessories Corp.
5929 Baker Road Suite 400
Minnetonka, MN 55345

All Officers and Directors as a Group (4 persons)		3,494,597		49.28%

_______________
(1) Includes 8,700 shares owned by Mr. DeShaw's spouse
(2) Consists of shares owned by Ho-Chunk, Inc., of which Mr. Morgan is the Chief Executive Officer. Mr. Morgan has sole voting and dispositive power over these shares, but has no personal ownership of Ho-Chunk, Inc. or these shares.
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
In fiscal 2010, the Company contracted with Bene Merenti, LLC for the services of the CFO and a Risk-Management Consultant. Amounts paid to Bene Merenti, LLC were approximately $316,000 for the year ended September 30, 2010 and included amounts for services performed, travel, insurance, and expense reimbursements. Bene Merenti, LLC is owned by Robert Davis. As of July 1, 2010, Robert Davis entered into a three year employment agreement with the Company. Amounts paid to Bene Merenti, LLC were approximately $45,000 for the year ended September 30, 2011 and included amounts for risk management services provided to the Company by the firm, travel, insurance, and expense reimbursements.
It is our policy that all future transactions between the Company and its officers, directors, principal shareholders and affiliates must be approved by a majority of the independent and disinterested outside directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the fees billed to the Company for the fiscal years ended September 30, 2011 and 2010 by Boulay, Heutmaker, Zibell & Co. P.L.L.P.

	Fiscal	Fiscal
	2011	2010
Audit Fees	$171,800	$188,200
Audit-Related Fees	32,000	41,100
Tax Fees	21,200	6,200
All Other Fees	-	93,700
Total Fees	$225,000	$329,200
Audit Fees -Includes audit of the Company's annual financial statements, review of the Company's quarterly reports on Form 10-Q, and consents and assistance with and review of registration statements filed with the SEC. .
Audit-Related Fees -Includes accounting consultations related to GAAP and the application of GAAP and includes time and research provided to the Company including work related to the misappropriations of funds discussed elsewhere in this report.
Tax Fees -Includes tax compliance and consulting.
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
The following documents are filed as a part of this report:
Financial Statements
Included in Item 8 of Part II of this report are the following:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets - September 30, 2011 and September 30, 2010.
Consolidated Statements of Operations - Years ended September 30, 2011 and September 30, 2010.
Consolidated Statements of Shareholders' Equity - Years ended September 30, 2011 and September 30, 2010.
Consolidated Statements of Cash Flows - Years ended September 30, 2011 and September 30, 2010.
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

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2012.
CYCLE COUNTRY ACCESSORIES CORP.
(Registrant)

/s/ Robert Davis
Robert Davis
Chief Executive Officer
In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Robert Davis	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and	April 23, 2012
Robert Davis	Director (principal executive, financial and accounting officer)

/s/ Paul DeShaw	Director	April 23, 2012
Paul DeShaw

/s/ Lance Morgan	Director	April 23, 2012
Lance Morgan

/s/ John P (Jack) Bohn	Director	April 23, 2012
John P (Jack) Bohn
39

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

3.3	Amendment to Articles of Incorporation

10.2	Lease of Milford Facility, dated November 9, 2007 (Incorporated by reference to Exhibit 10 contained in the Company's Current Report on Form 8-K filed November 20, 2007)

10.3	Secured Credit Agreement, dated August 21, 2001 (Incorporated by reference to Form SB-2 filed August 29, 2001 (file number 333-68570))

10.4	First Amendment to Secured Credit Agreement, dated July 22, 2002. (Incorporated by reference)

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

10.10
Separation Agreement and Release of Claims, between the Company and Jeffrey M. Tetzlaff (Incorporated by reference to Exhibit 99.1 contained in the Company's Current Report on Form 8-K filed January 6, 2011)

10.11
Sixth Amendment to Secured Credit Agreement, dated April 26, 2055 ((incorporated by reference to Exhibit 10.11 contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2010))

10.12
Seventh Amendment to Secured Credit Agreement and Waiver dated January 17, 2011 ((incorporated by reference to Exhibit 10.12 contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2010))

10.13	2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2010)

10.14	Eighth Amendment to Secured Credit Agreement

10.15
Asset Purchase Agreement, dated as of August 26, 2011, among the Company, Cycle Country Accessories Corporation and Kolpin Outdoors, Inc. (Incorporated by referene to Annex A to the Company's Definitive Information Statement on Schedule 14C, filed November 18, 2011)

10.16	Ninth Amendment to Secured Credit Agreement, dated September 22, 2011

31.1	Certification required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cycle Country Accessories Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cycle Country Accessories Corp. and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cycle Country Accessories Corp. and Subsidiaries as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota
April 20, 2012

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	September 30, 2011	September 30, 2010
Assets

Current Assets
Cash and cash equivalents	$25,185	$28,939
Accounts receivable, net	850,087	1,963,548
Inventories	799,205	2,206,555
Income taxes receivable	2,120	640,733
Deferred income taxes, net	625,000	366,000
Prepaid expenses and other	424,726	320,474
Assets held for sale	930,338	1,432,344
Total current assets	3,656,661	6,958,593

Property, plant and equipment, net	8,971,158	9,760,431
Other assets	1,479	7,413

Total assets	$12,629,298	$16,726,437

Liabilities and Stockholders' Equity
Current Liabilities:
Disbursements in excess of bank balances	$108,757	$387,141
Accounts payable	1,818,906	695,241
Accrued expenses	1,251,966	1,055,583
Bank line of credit	3,643,600	2,700,000
Current portion of notes payable	441,718	699,681
Current portion of deferred gain	-	27,754
Total current liabilities	7,264,947	5,565,400

Long-Term Liabilities:
Notes payable, less current portion	2,033,545	2,478,279
Deferred income taxes	124,000	1,587,000
Total long term liabilities	2,157,545	4,065,279
Total liabilities	9,422,492	9,630,679

Stockholders' Equity:

Common stock, $.0001 par value; 100,000,000 shares authorized; 7,090,662 and 8,046,471 shares issued and outstanding, respectively	709	805
Additional paid-in capital	12,518,814	12,495,917
Accumulated deficit	(9,312,717)	(5,400,964)

Total stockholders' equity	3,206,806	7,095,758

Total liabilities and stockholders' equity	$12,629,298	$16,726,437
See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Years Ended September 30,
	2011	2010
Revenue	$2,210,677	$3,103,111
Cost of goods sold	2,155,852	2,970,908
Inventory impairment adjustment	165,892	31,845

Gross profit (loss)	(111,067)	100,358

Selling, general, and administrative expenses	1,026,681	1,234,937
Fraud expense	-	35,014

Total operating expenses	1,026,681	1,269,951

Loss from operations	(1,137,748)	(1,169,593)

Other income (expense)

Interest expense, net	(69,823)	(128,598)

Total other expense, net	(69,823)	(128,598)

Loss from continuing operations before income tax benefit	(1,207,571)	(1,298,191)

Income tax benefit	369,000	460,000

Net loss from continuing operations	$(838,571)	$(838,191)

Loss from discontinued operations, net of tax benefit	(3,073,186)	(1,185,712)

Net Loss	$(3,911,757)	$(2,023,903)

Weighted average shares of common stock
Basic	7,258,201	6,068,247

Diluted	7,258,201	6,068,247

Loss per basic and diluted share:
Continuing Operations	$(0.12)	$(0.14)

Discontinued Operations	$(0.42)	$(0.20)

	$(0.54)	$(0.34)
See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total Stockholder Equity
Balances at September 30, 2009	$748	$14,849,334	$(3,377,057)	$(2,581,636)	$8,891,385
Net Loss	-	-	(2,023,903)	-	(2,023,903)
Treasury Stock - recover 195,416 shares at $0.6141 per share	-	-	-	(120,000)	(120,000)
Treasury Stock - cancel 195,416 shares at $0.61 per share	(20)	(119,980)	-	120,000	-
Treasury Stock - cancel 1,410,730 shares at $1.83 per share	(141)	(2,581,494)	-	2,581,636	-
Issuance of Unrestricted Common Stock Issue 3,609 shares to directors	-	5,999	-	-	5,999
Issue 5,373 shares to directors	1	2,499	-	-	2,500
Issue 50,000 shares to officers	5	(5)	-	-
Issuance of Restricted Common Stock:
Issue 2,011,618 restricted common shares to officers at $0.37 per share	202	(202)	-	-	-
Issue 100,000 restricted common shares to directors at $0.37 per share	10	(10)	-	-	-
Stock-Based Compensation	-	339,776	-	-	339,778
Balances at September 30, 2010	805	12,495,917	(5,400,964)	-	7,095,758
Net Loss	-	-	(3,911,757)	-	(3,911,757)
Treasury Stock - settle 402,324 unrestricted shares at $0.32 per share as part of officer severance agreement	-	-	-	(128,744)	(128,744)
Treasury Stock - cancel 402,324 shares	(40)	(128,704)	-	128,744	-
Cancel 603,485 unvested restricted shares as part of officer severance agreement	(61)	61	-	-	-
Cancel 50,000 unvested restricted shares as part of director resignation	(5)	5	-	-	-
Issuance of Restricted Common Stock:
Issue 100,000 restricted common shares to directors at $0.28 per share	10	(10)	-	-	-
Stock-Based Compensation	-	151,544	-	-	151,544
Balances at September 30, 2011	$709	$12,518,814	$(9,312,717)	$-	$3,206,806
See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(838,571)	$(838,191)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	178,523	235,048
Inventory reserve	-	-
Bad debt reserve	9,800	-
Share-based compensation	31,597	88,274
Inventory impairment adjustment	165,892	31,845
Deferred income taxes, net	(369,000)	(196,000)
Fraud recovery	-	(31,176)
Change in:
Accounts receivable, net	1,053,461	(143,996)
Inventories	(586,125)	(508,916)
Income tax receivable	638,613	729,680
Prepaid expenses and other	(104,251)	(243,078)
Other assets	5,934	32,975
Accounts payable	1,123,664	132,552
Accrued expenses	67,644	317,035

Net cash provided by (used for) operating activities from continuing operations	1,377,181	(393,948)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(111,542)	(179,172)

Net cash used for investing activities in continuing operations	(111,542)	(179,172)

Cash Flows from Financing Activities:
Change in disbursements in excess of bank balances	278,384	(51,495)
Payments on bank notes payable	(702,697)	(856,984)
Advance on development loan	-	60,000
Bank line of credit, net	943,600	1,670,000

Net cash provided by (used for) financing activities from continuing operations	(37,481)	821,521

Cash flows from Discontinued Operations:
Cash used for operating activities	(1,205,289)	(176,024)
Cash used for investing activities	(26,623)	(70,928)
Net cash used for discontinued operations	(1,231,912)	(246,952)

Net increase (decrease) in cash and cash equivalents	(3,754)	1,449

Cash and cash equivalents, beginning of year	28,939	27,490

Cash and cash equivalents, end of year	$25,185	$28,939
See Accompanying Notes to Consolidated Financial Statements

CYCLE COUNTRY ACCESSORIES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
Supplemental disclosures of cash flow information:

Cash paid (received) during the year for:

Interest	$321,410	$315,704

Income tax refunds, net	$(636,613)	$(993,680)

Supplemental schedule of non-cash investing and financing:

Recovery of treasury shares from fraud	$-	$120,000

Issuance of common stock for payment of board members	$-	$8,500

Treasury stock purchased included in accrued expense	$128,744	$-
See Accompanying Notes to Consolidated Financial Statements

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
Nature of the Business - The Company has one distinct segment, Imdyne, which is engaged in the design, manufacture and assembly of an array of parts for original equipment manufacturers (OEMs) and other customers. The Company has offices in Minnetonka, MN and Spencer, IA, and has approximately 160,000 square feet of modern manufacturing facilities in its owned building in Spencer, IA.
The Company records assets, liabilities, revenues and expenses associated with three other segments as discontinued operations for all periods presented. On August 26, 2011, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") for the sale (the "Asset Sale") of the Company's assets related to its business in aftermarket accessories for all-terrain vehicles and utility vehicles sold under the "Cycle Country" brand name (the "Product Line") to Kolpin Outdoors, Inc. ("Kolpin"). Details of the Purchase Agreement are more fully disclosed in the Company's 8-K filing dated September 1, 2011. Subsequent to September 30, 2011, the brand "Cycle Country" and the ATV accessories division, as well as Perf-Form segment, were sold. See Note 20 for additional information on these sales. Following these sales, the Company redefined its business strategies and changed its name to "ATC Venture Group".
Plazco manufactures, sells, and distributes injection-molded plastic products for vehicles such as golf cars, and low-speed vehicles (LSVs). Perf-Form manufactures, sells, and distributes oil filters for the Powersports industry, including ATVs, UTVs and Motorcycles. As more fully disclosed in Note 16, during the nine months ended June 30, 2011 the Company has concluded that these segments do not fit within the long-term strategic plans of the Company.
Revenue Recognition - The Company primarily ships products to its customers by third party carriers. The Company recognizes revenues from product sales when title and risk of loss to the products is passed to the customer, which usually occurs at the point of shipping.
Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as revenue in the accompanying consolidated statements of operations. The actual freight costs incurred are included in cost of goods sold. Sales were recorded net of sales discounts, returns and allowances. Sales discounts, returns and allowances were approximately $21,000 for continuing operations and $864,000 for discontinued operations for the year ended September 30, 2011 and approximately $114,000 for continuing operations and $917,000 for discontinued operations for the year ended September 30, 2010.
Cost of Goods Sold - The components of cost of goods sold in the accompanying consolidated statements of operations include all direct materials and direct labor associated with the assembly and/or manufacturing of products.
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
Individual trade accounts receivable are periodically evaluated for collectability based on past credit history and their current financial condition. Trade accounts receivable are charged against the allowance for doubtful accounts when such receivables are deemed to be uncollectible. While the Company has a large customer base that is geographically dispersed, a slowdown in markets in which the Company operates may result in higher than expected uncollectible accounts, and therefore, the need to revise estimates for bad debts. To the extent historical experience is not indicative of future performance or other assumptions used by management do not prevail, the provision for uncollectible accounts could differ significantly, resulting in either higher or lower future provisions for uncollectible accounts. The allowance for doubtful accounts was $75,000 at September 30, 2011 and $15,000 at September 30, 2010, respectively. It is at least reasonably possible that the Company's estimate will change in the future.
Inventories - Inventory is stated at the lower of cost or market. Inventory consists of raw materials, work in process, and finished goods. Cost is determined using the weighted average method.
Property, Plant, and Equipment - Property, plant and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets by using the straight-line and accelerated methods. Long-lived assets, such as property, plant, and equipment, are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that indicators of potential impairment existed because the Company had experienced a decrease in the Company's market capitalization for a sustained period of time. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, as considered necessary. In accordance with ASC 360, the Company evaluated its long-lived assets using an undiscounted cash flow analysis. This analysis supported the carrying value of the long-lived assets and, therefore, no impairment was recorded. Forecasts of future cash flows are judgments based on the Company’s experience and knowledge of its operation and the industries in which it operates. Changes in these key estimates and assumptions or changes in market conditions, economic environments, including inflation and purchasing decisions of the Company’s customers could materially affect the impairment analysis in a given year.

The Company's analysis uses significant estimates in its evaluation. It is reasonably possible that its estimates and assumptions could change in the near future, which could lead to further impairment of long-lived assets. The estimated useful lives are as follows:

Asset Description	Years
Land Improvements	15-20
Building and Building Improvements	10-40
Plant Equipment	5-25
Tooling and Dies	3-10
Vehicles	3-7
Office Equipment	3-10
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line and accumulated method over their useful lives once the assets are placed into service.
Intangible Assets - Indefinite life intangible assets are reviewed and assessed for impairment at least annually or when indicators of potential impairment exist, using a fair-value based approach.
As discussed more fully in Note 16, during the fiscal year ended September 30, 2011, the Company concluded that the Perf-Form and Plazco segments may not fit within the long-term strategic plans for the Company. As such, the Company determined that indicators of potential impairment existed in the value of trademarks and patents for its Perf-Form segment. Plazco's intangible assets had been previously fully amortized. Recoverability of intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these projected cash flows are less than the carrying amount, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted or estimated market values and third party appraisals, as considered necessary. This analysis did not support the carrying value of the intangible assets for the Perf-Form segment and, therefore, an impairment charge in the amount of $100,000 for trademarks and $10,186 for unamortized patents was recognized on March 31, 2011. These charges are included in discontinued operations.
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
Other intangible assets are stated at cost and consist of trademarks, patents in process and patents. All trademarks acquired by the Company's acquisitions have been deemed to have an indefinite life and as such will not be amortized. Patents had been amortized over their estimated useful lives of 15 years. All intangible assets as of September 30, 2011 and September 30, 2010 are associated with divisions that are available for sale. As such, the Company stopped amortizing the patents when they became available for sale.
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
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2007. The Company's policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of  September 30, 2011 and 2010 and such uncertain tax positions as of each reporting date are insignificant. The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to September 30, 2012.
Stock Based Compensation - The Company accounts for share-based payments using the related accounting guidance, which requires share-based payment transactions to be accounted for using a grant date fair value based method and the recognition of the related expense in the results of operations.
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
The Company incurred a net loss for the years ended September 30, 2011 and September 30, 2010. A net loss causes all outstanding common stock equivalents, such as certain stock options, warrants, and restricted share awards, to be antidilutive. As a result, the basic and dilutive losses per common share are the same.
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
Advertising - Advertising consists primarily of trade magazine advertisements, product brochures and catalogs, and trade shows. Advertising is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations. Advertising expenses were approximately $37,000 for continuing operations and $138,000 for discontinued operations for the year ended September 30, 2011 and approximately $46,000 for continuing operations and $130,000 for discontinued operations for the year ended September 30, 2010.
Research and Development Costs - Research and development costs are expensed as incurred. Research and development costs incurred are included in selling, general & administrative expenses in the accompanying consolidated statements of operations. Research and development costs were approximately $101,000 for continuing operations and $383,000 for discontinued operations for the year ended September 30, 2011 and approximately $92,000 for continuing operations and $261,000 for discontinued operations for the year ended September 30, 2010.
Shipping and Handling Costs - Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs are included in selling, general, and administrative expenses and cost of goods sold in the accompanying consolidated statements of operations. Shipping and handling costs were approximately $39,000 for continuing operations and $149,000 for discontinued operations for the year ended September 30, 2011 and approximately $63,000 for continuing operations and $179,000 for discontinued operations for the year ended September 30, 2010.
Use of Estimates -The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and operating results, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Significant items subject to such estimates include the useful lives and assumptions used in the impairment analysis of property, plant, and equipment; valuation of intangible assets and deferred tax assets; allowance for doubtful accounts; and allowance for inventory reserves. Actual results could differ significantly from those estimates.
Fair Value of Financial Instruments - The Company's accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:
●  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date
●  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
●  Level 3 inputs are unobservable inputs for the asset or liability
The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
The carrying value of cash, accounts receivable, and accounts payable, short term debt and other working capital items approximate fair value at September 30, 2011 and 2010 due to the short maturity nature of these instruments.
The fair value of trademarks was determined based on estimated discounted cash flows, which is considered Level 3 input in the valuation hierarchy.  See Note 4 for current value information.

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
Though we routinely do this analysis each quarter, the changes in our senior sales, marketing, and product development management that took place in our second quarter (which were more fully disclosed in our Form 10-Q filing for the period ended March 31, 2011), allowed us to analyze the inventory from a fresh perspective. This evaluation concluded that the need existed to more aggressively challenge the prior sales and marketing team's processes and conclusions.

Therefore, during the three months ended March 31, 2011, management evaluated the carrying amount of inventory as it compared to the market values. As a result of the evaluation, the Company recorded an adjustment to inventory in the amount of $48,092. This charge is recorded in the consolidated financial statements as an inventory impairment adjustment. During that same period, the Company adjusted inventory held in the segments identified as discontinued operations as well. This adjustment totaled $655,960 and is included in the net loss from discontinued operations. These two adjustments to inventory totaled $704,052.
Additionally, the process of discontinuing select products forced us to evaluate the remaining inventory that we would no longer have distribution channels. As a result of the evaluation, the Company recorded an adjustment to inventory in the amount of $40,783. This charge is recorded in the consolidated financial statements as an inventory impairment adjustment. During that same period, the Company adjusted inventory held in the segments identified as discontinued operations as well. This adjustment totaled $920,444 and is included in the net loss from discontinued operations. These two adjustments to inventory totaled $961,227.
As a result of the evaluation, the Company recorded an adjustment to inventory in the amount of $77,017. This charge is recorded in the consolidated financial statements as an inventory impairment adjustment. During that same period, the company adjusted inventory held in the segments identified as discontinued operations as well. This adjustment totaled $253,083 and is included in the net loss from discontinued operations. These two adjustments to inventory totaled $330,100.
During fiscal year 2010, the Company performed process improvements specifically for the Plazco & Perf-Form segments. At that time, the Company identified specific inventory as obsolete due to decreased sales and decreased demand for those raw materials. As a result, the Company recorded an adjustment to inventory in the amount of $315,725, of which $315,577 related to discontinued operations. Additionally, the Company recorded an adjustment to inventory of $277,059 associated with inventory count variances for the year ended September 30, 2010. $31,696 of this adjustment related to continuing operations, while $245,363 related to discontinued operations.
Management evaluated the Company's remaining inventory and determined that a reserve of $150,000 at September 30, 2011 and 2010 was appropriate.
The major components of inventories as of September 30 are as follows:

	2011	2010
Raw Material	$382,452	$1,090,341
Work in Process	77,961	69,481
Finished Goods	488,792	1,196,733
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$799,205	$2,206,555
Note 4 - PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment and related accumulated depreciation as of September 30 are as follows:

	2011	2010
Land	$119,820	$119,820
Land Improvements	160,442	160,442
Building	5,749,588	5,727,051
Plant Equipment	5,866,866	6,307,139
Tooling and Dies	13,880	124,289
Vehicles	324,858	375,902
Office Equipment	957,361	1,148,665
Construction in Progress	-	2,950
	13,192,815	13,966,258
Less Accumulated Depreciation	(4,221,657)	(4,205,827)
	$8,971,158	$9,760,431
Note 5 - INTANGIBLE ASSETS
Intangible assets consist of trademarks, patents in process & patents and are associated with divisions that are available for sale. Intangible assets of $36,951 and $161,957 are classified as available for sale as of September 30, 2011 and September 30, 2010, respectively.

Note 6 - ACCRUED EXPENSES
Accrued expenses as of September 30 are as follows:

	2011	2010
Accrued salaries and related benefits	$646,653	$543,286
Accrued customer incentives	198,520	196,866
Accrued warranty expense	50,000	50,000
Accrued real estate tax	83,049	102,484
Accrued royalty expense	5,043	1,731
Accrued interest	10,668	6,418
Accrued expense - other	258,033	154,798
Total	$1,251,966	$1,055,583
Note 7 - DEBT OBLIGATIONS
Lines of Credit
The Company entered into a Secured Credit Agreement which provided for a line of credit ("Line of Credit One") with Bank Midwest, (the "Lender"), in August 2001, subsequently amended, for the lesser of $1,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory. Line of Credit One has an interest rate at 8%. At September 30, 2011, the amount due on Line of Credit One was $0 and September 30, 2010 there was $1,000,000 due on Line of Credit One.
The Company entered into a Secured Credit Agreement which provided for a line of credit ("Line of Credit Two") with the Lender in September 2009, subsequently amended, for $550,000 at an interest rate at 6.5%. At September 30, 2011, the amount due on Line of Credit Two was $0 and September 30, 2010 there was $550,000 due on Line of Credit Two.
On July 16, 2010, the Company entered into an agreement with the Lender to replace Line of Credit Two with a new, larger facility, ("Line of Credit Three"). Under the terms of Line of Credit Three, the Company has added an additional line of credit for the lesser of $1,700,000 or 80% of eligible accounts receivable and 50% of inventory and bears interest at 8%. The note is collateralized by all of the Company's assets. The balance of Line of Credit Three was $0 and $1,700,000 as of September 30, 2011 and September 30, 2010, respectively.
On September 22, 2011, the Company entered into a Ninth Amendment to its Secured Credit Agreement ("Line of Credit Four") with the Lender. The Ninth Amendment increases the revolving credit commitment under the Credit Agreement to $4,100,000 until the closing of the Company's previously disclosed sale of its branded ATV accessories product line to Kolpin Outdoors Inc. (the "Kolpin Sale"). The Company must prepay a portion of the amounts outstanding under the Credit Agreement upon the closing of the Kolpin Sale. After the closing of the Kolpin Sale, the revolving credit commitment under the Credit Agreement will be $1,000,000. The Lender also provided all waivers and consents necessary for the Company to enter into and consummate the Kolpin Sale. As of September 30, 2011, the balance due under Line of Credit Four agreement was $3,643,600.
Lines of Credit One, Three, and Four contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the Lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. In addition, the Company is required to maintain a minimum working capital ratio and shall not declare or pay any dividends or any other distributions without the consent of the Lender. As more fully described in Note 7, as of and for the twelve months ended September 30, 2011, the Company was not in compliance with some of its covenants with the Lender.

Term Loans
Term loan balances as of September 30 are as follows:

	2011	2010
Note 1 to commercial lender payable in equal monthly installments of $42,049 including interest at 6.125%. The note matured April 2011 and was secured by all Company assets.	$-	$284,263

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April 2011, the interest is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April 2018 and is secured by all Company assets.	2,153,545	2,418,530

Note 3, in an original amount of $750,000, to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April 2013 secured by the specific equipment acquired.	261,718	415,167

Note - Spencer Area Jobs Trust due in full March 2014 forgivable in full if the Company maintains required job levels.	60,000	60,000

Total	2,475,263	3,177,960
Less current maturities	(441,718)	(699,681)
Net	$2,033,545	$2,478,279
These secured credit agreements contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage. As of and for the years ended September 30, 2011 and 2010, the Company was not in compliance with the term debt coverage requirement or the working capital requirement of the agreement. A waiver was received, the terms of which are more fully described in Note 21 herein. In addition, the Company is required to maintain a minimum working capital and shall not declare or pay any dividends or make any other distributions. Additionally, any proceeds from the sale of stock received from the exercise of warrants are to be applied to any outstanding balance on the notes or the line of credit described above.
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
Scheduled long-term debt maturities as of September 30, 2011 are as follows:

2012	$441,718
2013	395,003
2014	374,947
2015	334,788
2016	355,879
Thereafter	572,928
$2,475,263
Subsequent to September 30, 2011, the Company used funds received from the sale of secured equipment as well as funds received from the sale of certain of the Company's assets to Kolpin Outdoors, Inc. to retire Note 3 in full.

Note 8 - INCOME TAXES

The benefit for income taxes for the years ended September 30 consist of the following:

	2011	2010
Current tax benefit	$-	$(264,000)
Deferred tax benefit	(369,000)	(196,000)
Total tax benefit	$(369,000)	$(460,000)
Deferred tax assets and liabilities as of September 30 are comprised of the following:

	2011	2010
Deferred Tax Assets:
Inventory reserve	$-	$141,000
Capitalized fees	33,000	37,000
Accrued expenses	227,000	210,000
Allowance for uncollectible accounts	26,000	5,000
Deferred gain on sale	-	9,000
Charitable contributions	15,000	13,000
NOL carryforward	2,137,000	292,000
State NOL carryforward	68,000	52,000
Business credit carryforward	187,000	177,000
Total Deferred Assets	2,693,000	936,000

Deferred Tax Liability:
Property and equipment	(1,992,000)	(2,157,000)
Less Valuation Allowance	(200,000)	-
Net Deferred Tax Asset (Liability)	$501,000	$(1,221,000)

	2011	2010
Current Assets	$625,000	$366,000
Long-Term Liabilities	(124,000)	(1,587,000)
Net Deferred Tax Asset (Liability)	$501,000	$(1,221,000)
A reconciliation of the income tax benefit computed by applying the statutory rate of 34% for the years ended September 30 is as follows:

	2011	2010
Federal statutory tax	$(410,600)	$(441,400)
Increase in Valuation Allowance	43,000	-
Permanent items	8,900	29,500
State taxes	(5,600)	(15,600)
Other R&D and Workers Opportunity Credit	(4,700)	(32,500)
	$(369,000)	$(460,000)

A valuation allowance of $200,000 has been provided for the deferred tax assets at September 30, 2011.The net change in the total valuation allowance was $200,000 and $-0- for the years ended September 30, 2011 and 2010, respectively. Of the increase in the valuation allowance during 2011, $257,000 relates to the recognized tax benefit within discontinued operations. The Company has federal operating loss carry forwards of approximately $6,285,000 that expire beginning in tax year 2029 and state operating loss carry forwards of approximately $1,129,000 which will expire in tax years 2023 through 2030. In assessing the reliability of deferred tax assets, the Company considers whether its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax is dependent on the generation of future taxable income during the periods in which those temporary differences became deductible. The Company considers the reversal of deferred tax liabilities and projected future taxable income, including the 2012 anticipated gains of its discontinued operations, in making this assessment.

Note 9 - STOCKHOLDERS' EQUITY
Common Stock - The Company has 100,000,000 shares of $0.0001 par value common stock authorized and 7,090,662 and 8,046,474 issued and outstanding at September 30, 2011 and 2010, respectively. As further described in Note 15, of these authorized common stock balances, the Company had issued 552,323 and 2,111,618 restricted shares to employees, subject to forfeiture, as of September 30, 2011 and 2010, respectively.
Preferred Stock - The Company has 20,000,000 shares of $0.0001 par value undesignated preferred stock authorized with no shares issued or outstanding at September 30, 2011 and 2010. The Board of Directors is authorized to adopt resolutions providing for the issuance of preferred shares and the establishment of preferences and rights pertaining to the shares being issued, including dividend rates. In the event of any dissolution or liquidation of the Company, whether voluntary or involuntary, the holders of shares of preferred stock described above, will be paid the full amounts they are entitled to receive before any holders of common stock are entitled to receive, pro rata, any remaining assets of the Company available for distribution to its stockholders.
Warrants - The Company had previously issued warrants outstanding to purchase 40,000 shares of the Company's common stock at $4.00 per share, which expired June 9, 2010. For the year ended September 30, 2010, none of the 40,000 warrants were exercised.

Treasury Stock - During the year ended September 30, 2009, the Company entered into a stock buyback program with the intent to repurchase and retire some of the Company's outstanding shares. The stock buyback program began in October 2008, and was originally reported in the Company's Form 10-Q for the period ending December 31, 2008. However, as discussed in Note 2, the Company's funds were not used as instructed, resulting in a fraud loss of $620,000 for the year ending September 30, 2009.
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
As of September 30, 2009, the Company had 1,410,730 shares of its own stock held as treasury stock. These shares were obtained through a sale-leaseback transaction in November of 2007, as is detailed in Note 2 and were cancelled as of September 30, 2010.
During the year ended September 30, 2011, 402,324 shares of vested and unrestricted stock valued at $128,744 were returned to the Company by Jeffrey M. Tetzlaff, the Company's former Chief Executive Officer and President, as part of a Separation Agreement and Release of Claims entered into by Mr. Tetzlaff and the Company. The shares were cancelled as of September 30, 2011.
Note 10 - PENSION AND PROFIT SHARING PLAN
The Company maintains a 401(K) Retirement Savings Plan, which allows qualified employees to defer the maximum portion of their earnings allowed by law. The plan also allows discretionary and matching contributions from the Company. The Company matches 25% of the employee contribution, up to a max contribution of 1% of the employee's compensation. Company contributions to the plan were approximately $3,000 for continuing operations and $11,000 for discontinued operations for the year ended September 30, 2011 and approximately $4,000 for continuing operations and $13,000 for discontinued operations for the year ended September 30, 2010.
Note 11 - BUSINESS CONCENTRATIONS
For the years ended September 30, 2011 and September 30, 2010, one customer represented approximately 15% and 11% of total revenue, respectively.
The following table details the number of customers representing more than 10% of gross accounts receivable as of September 30, 2011 and September 30, 2010 and the percentage of gross accounts receivable represented by those customers:

	Imdyne	ATV	Perf-Form	Plazco	Total
As of September 30, 2011
# of accounts exceeding 10% of total accounts receivable	1	3	1	3	8
% of accounts receivable concentration	92%	84%	100%	94%	86%

As of September 30, 2010
# of accounts exceeding 10% of total accounts receivable	2	3	1	2	8
% of accounts receivable concentration	53%	67%	75%	60%	65%
While the ATV, Perf-Form and Plazco segment operations are considered discontinued, their related accounts receivable are not available for sale and thus are presented above.
For the year ended September 30, 2011, 87%, 100% and 90% of net sales were earned within the United States for the ATV, Plazco and Perf-form segments, respectively. For the year ended September 30, 2010, 89%, 100% and 86% of net sales were earned within the United States for the ATV, Plazco and Perf-form segments, respectively.
For the year ended September 30, 2011, three customers (totaling approximately 64%) exceeded 10% of ATV's total revenue. These three customers accounted for approximately 65% of ATV total revenue for the year ended September 30, 2010.
For the year ended September 30, 2011, three customers (totaling approximately 48%) exceeded 10% of Plazco's total revenue. These three customers accounted for approximately 47% of Plazco total revenue for the year ended September 30, 2010.
For the year ended September 30, 2011, two customers (totaling approximately 53%) exceeded 10% of Perf-Form's total revenue. These two customers accounted for approximately 37% of Perf-Form's total revenue for the year ended September 30, 2010.
Note 12 - LEASES
In November 2007, the Company sold its Milford, Iowa property and entered into an agreement to lease approximately 90% of the facility under a three year triple net lease that contains two one year renewal options. The annual lease cost is approximately $181,000 payable in monthly installments with the final payment due on November 1, 2010. The Company continued to use the facility on a month-by-month basis through October 2011.
In April 2009, the Company entered into a sixty-seven month lease agreement with an unrelated party for office space in Minneapolis, totaling approximately $50,000 per year. The agreement commenced in June 2009, and the base rent was abated for a period of seven months with the first payment due in January 2010. The Company is responsible for base rent and operating expenses.
At September 30, 2011 the Company had the following commitments for payments of rentals under leases which had a non-cancelable term of more than one year:

2012	$67,107
2013	51,589
2014	52,608
2015	13,152
$184,456
Rent expense was approximately $36,000 for continuing operations and $133,000 for discontinued operations for the year ended September 30, 2011 and approximately $66,000 for continuing operations and $188,000 for discontinued operations for the year ended September 30, 2010.
Note 13 - SEGMENT INFORMATION
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
The Company has four operating segments that assemble, manufacture, or sell a variety of products. Each operating segment is separately managed and has separate financial information evaluated regularly by the Company's executive officers in determining resource allocation and assessing performance. As more fully discussed in Note16, three of these segments are classified as discontinued operations. The remaining segment, "Imdyne", is the Company's contract manufacturing division, and is engaged in the design, manufacture and assembly of a wide array of parts, components, and other precuts for non-competing OEM and other businesses.
The significant accounting policies of the operating segments are the same as those described in Note 1 for the fiscal years ended September 30, 2011 and 2010.
The following is a summary of certain financial information related to continuing operations:

	For the Years Ended September 30,
	2011	2010
Revenue	$2,210,677	$3,103,111
Cost of goods sold	2,155,852	2,970,908
Inventory impairment adjustment	165,892	31,845

Gross profit (loss)	(111,067)	100,358

Selling, general, and administrative expenses	1,026,681	1,234,937
Fraud expense	-	35,014

Total operating expenses	1,026,681	1,269,951

Loss from operations	(1,137,748)	(1,169,593)

Other income (expense)

Interest expense, net	(69,823)	(128,598)

Total other expense, net	(69,823)	(128,598)

Loss from continuing operations before income tax benefit	(1,207,571)	(1,298,191)

Income tax benefit	369,000	460,000

Net loss from continuing operations	$(838,571)	$(838,191)

The following is a summary of the Company's revenue in different geographic areas during the years ended September 30, 2011 and 2010:

	2011	2010
United States	$2,209,236	$3,102,472
Other Countries	1,441	639
Total Revenue	$2,210,677	$3,103,111
As of September 30, 2011 and 2010, all of the Company's long-lived assets are located in the United States of America.
Note 14 - RELATED PARTY TRANSACTIONS
In fiscal 2010, the Company contracted with Bene Merenti, LLC for the services of the CFO and a Risk-Management Consultant. Amounts paid to Bene Merenti, LLC were approximately $316,000 for the year ended September 30, 2010 and included amounts for services performed, travel, insurance, and expense reimbursements. Bene Merenti, LLC is owned by Robert Davis. As of July 1, 2010, Robert Davis entered into a three year employment agreement with the Company. Amounts paid to Bene Merenti, LLC were approximately $45,000 for the year ended September 30, 2011 and included amounts for risk management services provided to the Company by the firm, travel, insurance, and expense reimbursements.
Note 15 - STOCK BASED COMPENSATION
The Company accounts for share-based payments using the related accounting guidance, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations.
Executive Stock Based Compensation
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
Under the 2008 employment agreement, Mr. Tetzlaff also received an option to purchase up to an additional 500,000 shares of the Company's common stock. Effective July 1, 2010, the option to purchase these shares was terminated. There were no outstanding options as of September 30, 2011.
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
Effective December 31, 2010, Mr. Tetzlaff resigned and the Company and Mr. Tetzlaff entered into a Separation Agreement and Release of Claims. In accordance with the terms of that agreement, Mr. Tetzlaff settled the 402,234 shares that vested October 1, 2010, and forfeited his unvested shares. Cumulative compensation expense of $48,493 related to Mr. Tetzlaff's unvested shares was reversed during the three months ended December 31, 2010.
On July 1, 2011, 201,162 of Mr. Davis' remaining 603,485 restricted shares were released from restriction and forfeiture, based upon the vesting schedule of the agreement.
For the fiscal years ended September 30, 2011 and 2010, $145,000 and $339,000, respectively, was recognized as total executive stock based compensation expense. This expense was allocated $30,000 to continuing operations and $115,000 to discontinued operations for the year ended September 30, 2011 and $88,000 to continuing operations and $251,000 to discontinued operations for the year ended September 30, 2010. Remaining unrecognized executive stock based compensation expense expected to be recognized within 3 years was $77,000 and $446,000 at September 30, 2011 and 2010, respectively.

Subsequent to year-end, and concurrent with the execution and completion of the Asset Purchase Agreement more fully disclosed in the Company's 8-K filing dated September 1, 2011, the remaining 402,323 restricted shares of Mr. Davis' shares were released from restriction and forfeiture. All previously unrecognized executive stock based compensation expense was reversed during the year ended September 30, 2012.
Director Stock Based Compensation
During the fiscal year ended September 30, 2010, the Company issued shares to members of the Board of Directors for their services provided to the Company as directors in 2008 and 2009. A total of 5,373 shares at $0.46 per share were earned in fiscal year 2009 and issued in fiscal year 2010. A total of 3,609 shares at an average of $1.66 per share were earned in 2008 and issued in fiscal year 2010.
At the annual stockholder meeting held in 2010, the stockholders approved the award of 50,000 shares of Company stock to two non-employee directors (Mr. Thralow and Mr. DeShaw), to be vested over a three year period. These shares were issued, subject to forfeiture, effective September 30, 2010. Effective December 31, 2010, Mr. Thralow resigned from the Board and consequently forfeited the unvested shares.
During the fourth quarter of the fiscal year ended September 30, 2010, each of two members of the board of directors were granted 50,000 shares of stock for services provided to the Company under the approved Director Equity Compensation Agreement. The shares vest over a period of three years.
For the fiscal years ended September 30, 2011 and 2010, $6,000 and $600, respectively, was recognized as total director stock based compensation expense. This expense was allocated $1,200 to continuing operations and $4,800 to discontinued operations for the year ended September 30, 2011 and $158 to continuing operations and $450 to discontinued operations for the year ended September 30, 2010. Unrecognized executive stock based compensation expense remaining was $40,000 and $36,000 at September 30, 2011 and 2010, respectively.
Subsequent to year-end, and concurrent with the execution and completion of the Asset Purchase Agreement more fully disclosed in the Company's 8-K filing dated September 1, 2011, the 50,000 restricted shares of Mr. DeShaw, Mr. Morgan and Mr. Bohn were released from restriction and forfeiture. All previously unrecognized director stock based compensation expense was expensed during the quarter ended December 31, 2011.
Note 16 - DISCONTINUED OPERATIONS
In the quarter ended March 31, 2011, the Company concluded that the Perf-Form and Plazco segments no longer fit with the long term strategic plans of the Company.  Both of these segments are outside of the Company’s core product lines and/or our core customer relationships.  Both of these segments have seen substantial decline in the past three years in sales and profitability as they lacked adequate sales, marketing, and operational leadership.  Further, the Company has no internal expertise in engineering in either of these product segments.  As a result, with the changes in the senior management of the Company, the determination was made that these segments no longer fit the Company’s strategic plan, and therefore, these segments are expected to cease operations within one year and are reported as discontinued operations in the condensed consolidated financial statements.

In addition, the value of the Perf-Form segment did not support the carrying value of the intangible assets, and an impairment charge in the amount of $110,186 for trademarks and unamortized patents was recognized in the three months ended March 31, 2011. See Note 20 for information on subsequent sale of this segment.

On August 26, 2011, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) for the sale (the “Asset Sale”) of the Company’s assets related to its business in aftermarket accessories for all-terrain vehicles and utility vehicles sold under the “Cycle Country” brand name (the “Product Line”) to Kolpin Outdoors, Inc. (“Kolpin”).  Details of the Purchase Agreement are more fully disclosed in the Company’s 8-K filing dated September 1, 2011. Since this product line (ATV) was sold subsequent to September 30, 2011, it has been included in discontinued operations for all years presented.

Losses from discontinued operations, net of income taxes for all periods presented, include the operating results of Cycle Country ATV Accessories, Perf-Form and Plazco and are as follows:

	For the Year Ended September 30, 2011
	ATV	Plazco	Perf-Form	Total
Revenue	$7,947,850	$340,609	$89,050	$8,377,509
Cost of goods sold	6,269,824	299,255	113,920	6,682,999
Inventory impairment adjustment	1,541,653	206,337	81,497	1,829,487

Gross profit (loss)	136,373	(164,983)	(106,367)	(134,977)

Selling, general, and administrative expenses				3,993,036
Intangible impairments				110,186
Interest expense, net				255,831
(Gain) loss on sale of assets				127,452
Other (income) expense, net				(197,296)
Income tax benefit				(1,351,000)

Net loss from discontinued operations				$(3,073,186)

	For the Year Ended September 30, 2010
	ATV	Plazco	Perf-Form	Total
Revenue	$8,187,933	$448,473	$204,945	$8,841,351
Cost of goods sold	5,798,883	349,794	227,936	6,376,613
Inventory impairment adjustment	228,544	232,095	106,554	567,193

Gross profit (loss)	2,160,506	(133,416)	(129,545)	1,897,545

Selling, general, and administrative expenses				3,524,726
Fraud Expense				99,761
Interest expense, net				181,843
(Gain) loss on sale of assets				94,555
Other (income) expense, net				(167,628)
Income tax benefit				(650,000)

Net loss from discontinued operations				$(1,185,712)

The carrying amounts of the major classes of assets for these segments are presented below:

	As of September 30, 2011				As of September 30, 2010
	ATV	Plazco	Perf-Form	Total	ATV	Plazco	Perf-Form	Total
Current Assets
Inventories	$652,047	$-	$10,801	$662,848	$726,573	$177,575	$98,046	$1,002,194
Total current assets	652,047	-	10,801	662,848	726,573	177,575	98,046	1,002,194

Property, plant and equipment, net	150,417	78,608	1,514	230,539	161,468	105,033	1,692	268,193
Intangible assets, net	34,640	2,311	-	36,951	46,882	2,527	112,548	161,957
Total assets	$837,104	$80,919	$12,315	$930,338	$934,923	$285,135	$212,286	$1,432,344
While the ATV, Plazco and Perf-Form segment operations are considered discontinued, their related accounts receivable and deposits on inventory are not available for sale and thus are not presented above. Accounts receivable identifiable to the ATV, Plazco and Perf-Form segments as of September 30, 2011 are $772,779, $47,097 and $1,086, respectively. Accounts receivable identifiable to the ATV, Plazco & Perf-form segments as of September 30, 2010 are $1,547,583, $92,409 and $15,263, respectively. Deposits on inventory identifiable to the ATV segment are $404,015 and $244,055 as of September 30, 2011 and 2010, respectively.
Note 17 - SALES - LEASEBACK - OPERATING LEASE
On November 14, 2007, contemporaneously with the sale of the Milford manufacturing facility, the Company entered into a sale-leaseback arrangement. The lease back has been accounted for as an operating lease with a three-year term. A gain of $725,792 was deferred and amortized in proportion to lease expense. As of November 30, 2010, all of the gain had been recognized.
Amortization of the gain recognized for the fiscal years ended September 30, 2011 and 2010 was $27,754 and $166,524, respectively. These gains are included in discontinued operations. Total rent expense for the related property was approximately $13,000 for continuing operations and $49,000 for discontinued operations for the year ended September 30, 2011 and approximately $47,000 for continuing operations and $134,000 for discontinued operations for the year ended September 30, 2010.
Note 18 - COMMITMENTS AND CONTINGENCIES
Letters of Credit - Letters of credit are purchase guarantees that ensure the Company's payment to third parties in accordance with specified terms and conditions. The Company is a party to one such agreement which approximated $195,000, as of September 30, 2011 and 2010. This letter of credit guarantees the payment of the insurance premiums to Golden Rule (Bermuda) Ltd., a captive insurance company from which the Company previously bought some of its insurance (see Note 1). Though the Company has changed insurance providers, as part of its prior contracts with Golden Rule (Bermuda) Ltd, the Company is contractually obligated to maintain this Letter of Credit for three years after termination of the insurance.
Note 19 - GOING CONCERN
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the years ended September 30, 2011 and 2010, the Company incurred net losses of $3,911,757 and $2,023,903. As of September 30, 2011, the Company had an accumulated deficit of $9,312,717. As discussed in Note 7, as of September 30, 2011, the Company was in violation of covenants with its lender, a waiver for which was received, as more fully described in Note 21. If the Company is unable to generate profits and unable to continue to obtain financing or renew existing financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.
The Company expects the existing cash balances, cash flow generated from operating activities, and the available borrowing capacity under the revolving line of credit agreement to be sufficient to fund operations. Short term cash can be generated through the aggressive collection of accounts receivable and by reducing inventory balances. The Company used recent net operating losses to file for and receive income tax refunds on income taxes previously paid in of approximately $637,000 during the year ended September 30, 2011. The Company is in the process of securing replacement financing through an asset-based lender for its Revolving Credit Agreement.
Note 20 - SUBSEQUENT EVENTS
Sale of Cycle Country
Subsequent to September 30, 2011, the brand "Cycle Country" and the ATV accessories division were sold to Kolpin Outdoors, Inc. ("Kolpin") for a sale price of $8,000,000, subject to certain adjustments. Revenue will be recognized on this sale in the period the transaction was complete or at the time revenue was earned for portions requiring continued products or services.  Details of the Purchase Agreement are more fully disclosed in the Company's 8-K filing dated September 1, 2011. This agreement was fully executed on December 31, 2011, as fully disclosed in the Company's 8-K filing dated January 6, 2012. There has been a recent dispute relating to the payment of a portion of the deferred and contingent purchase price due to the Company under the asset purchase agreement. No portion of these contingent and deferred payments were recorded as revenue as of September 30, 2011.
Following this sale, the Company redefined its business strategies and changed its name from "Cycle Country Accessories Corp." to "ATC Venture Group".
Sale of Perf-Form

On November 3, 2011, the Perf-Form Segment was sold for approximately $25,000.
AMEX Compliance - Subsequent to September 30, 2011, the Company was notified of non-compliance of the exchange's listing standards due to total stockholders' equity balance of less than $4,000,000 noted on preliminary December 31, 2011 financial statement.  After the subsequent sale noted above, the Company's stockholder's equity rose above the $4,000,000 threshold and has maintained at a level in excess of the threshold in draft second quarter financial statements.
Note 21 - COVENANT WAIVER
As of September 30, 2011, the Company was out of compliance with its debt covenants as noted in Note 7.  This violation resulted in an increase in the interest rate on the working capital line of credit and the note payable as discussed in Note 7.  On March 20, 2012, the terms of the working capital line of credit were amended to waive the covenant violation. Pursuant to the terms of the amended agreement, covenant requirements have been waived for the period ending September 30, 2011 until September 30, 2012.