Form 10-Q
period 2011-12-31
ATC Ventures Group, Inc.
filed 2012-05-16
CIK 1157758

QUARTERLY REPORT FOR CYCLE COUNTRY ACCESSORIES CORP.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number: 001-31715

Cycle Country Accessories Corp.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

42-1523809
(IRS Employer Identification No.)

5929 Baker Road, Suite 400, Minnetonka, MN 55345
(Address of principal executive offices)

P: (952) 215-3100
F: (952) 215-3129
www.atcvg.com
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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 15, 2012: 7,090,662

Cycle Country Accessories Corp.

Part I   Financial Information

Item 1.  Financial Statements

Cycle Country Accessories Corp. and Subsidiaries
Consolidated Balance Sheet

	December 31,	September 30,
	2011 (Unaudited)	2011
Assets

Current Assets
Cash and cash equivalents	$84,845	$25,185
Accounts receivable, net	2,482,676	850,087
Inventories	517,625	799,205
Income taxes receivable	-	2,120
Deferred income taxes	552,000	625,000
Prepaid expenses and other	101,637	424,726
Assets held for sale	58,910	930,338
Total current assets	3,797,693	3,656,661

Property, plant and equipment, net	8,830,021	8,971,158
Other assets	736	1,479

Total assets	$12,628,450	$12,629,298

Liabilities and Stockholders' Equity
Current Liabilities:
Disbursements in excess of bank balances	$56,548	$108,757
Accounts payable	2,093,558	1,818,906
Accrued expenses	1,666,831	1,251,966
Bank line of credit	647,040	3,643,600
Current portion of notes payable	283,012	441,718
Total current liabilities	4,746,989	7,264,947

Long-Term Liabilities:
Notes payable, less current portion	1,860,112	2,033,545
Deferred income taxes	1,034,000	124,000

Total long term liabilities	2,894,112	2,157,545
Total liabilities	7,641,101	9,422,492

Stockholders' Equity:

Common stock, $.0001 par value; 100,000,000 shares authorized; 7,090,662 shares issued and outstanding, respectively	709	709
Additional paid-in capital	12,636,252	12,518,814
Accumulated deficit	(7,649,612)	(9,312,717)

Total stockholders' equity	4,987,349	3,206,806

Total liabilities and stockholders' equity	$12,628,450	$12,629,298

See accompanying notes to the unaudited condensed consolidated financial statements.

ATC Venture Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	For the three months ended December 31,
	2011 (Unaudited)	2010 (Unaudited)

Revenue	$571,803	$693,049
Cost of goods sold	492,991	657,664

Gross profit	78,812	35,385

Selling, general, and administrative expenses	113,133	183,792

Loss from operations	(34,321)	(148,407)

Other income (expense)

Interest expense, net	(10,960)	(14,812)

Total other expense, net	(10,960)	(14,812)

Loss from continuing operations before income tax benefit	(45,281)	(163,219)

Income tax benefit	-	21,899

Net loss from continuing operations	(45,281)	(141,320)

Income (loss) from discontinued operations, net of tax	1,708,386	(167,760)

Net income (loss)	$1,663,105	$(309,080)

Weighted average shares of common stock
Basic	7,090,662	8,030,474

Diluted	7,090,662	8,030,474

Loss per basic and diluted share:
Continuing Operations	(0.01)	(0.01)

Discontinued Operations	0.24	(0.02)

	$0.23	$(0.03)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
	For the three months ended December 31,
	2011 (Unaudited)	2010 (Unaudited)
Cash Flows from Operating Activities from Continuing Operations:
Net loss from continuing operations	$(45,281)	$(141,320)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	16,116	31,550
Bad debt reserve	-	9,800
Share-based compensation	10,569	7,431
Deferred income taxes	-	(21,899)
Change in:
Accounts receivable, net	(46,326)	49,243
Inventories	281,580	220,662
Income tax receivable	(300)	2,569
Prepaid expenses and other	-	219,631
Other assets	744	1,994
Accounts payable	274,651	806,822
Accrued expenses	365,283	(67,922)

Net cash provided by operating activities from continuing operations	857,036	1,118,561

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	-	(28,744)

Net cash used for investing activities in continuing operations	-	(28,744)

Cash Flows from Financing Activities:
Change in disbursements in excess of bank balances	(52,209)	(265,502)
Payments on bank notes payable	(332,139)	(223,143)
Bank line of credit, net	21,146	(506,002)

Net cash used for financing activities from continuing operations	(363,202)	(994,647)

Cash flows from Discontinued Operations:
Cash provided by (used) for operating activities	(552,076)	7,344
Cash provided by for investing activities	117,902	2,368
Net cash (used for) provided by discontinued operations	(434,174)	9,712

Net increase in cash and cash equivalents	59,660	104,882

Cash and cash equivalents, beginning of period	25,185	28,939

Cash and cash equivalents, end of period	$84,845	$133,821

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flow

	Three months ending December 31,
	2011 (Unaudited)	2010 (Unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$121,534	$93,922
Income tax refunds (payments), net	$(300)	$1,430

Supplemental schedule of non-cash investing and financing:
Treasury stock purchased included in accrued expense	$-	$128,744
Non cash sale of ATV Accessories Segment as all proceeds applied directly to outstanding debt	$3,017,707	$-

	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Cycle Country Accessories Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended December 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the September 30, 2011 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Reporting Entity and Principles of Consolidation — Cycle Country Accessories Corp. (“Cycle Country”) a Nevada corporation, has a wholly-owned subsidiary, Cycle Country Accessories Corporation. (“Cycle Country — Iowa”), an Iowa corporation.

The entities are collectively referred to as the “Company” for these condensed consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of the Business – The Company has one distinct operating segment, Imdyne, which is engaged in the design, manufacture and assembly of an array of parts for original equipment manufacturers (OEMs) and other customers.  The Company has offices in Minnetonka, MN and Spencer, IA, and has approximately 160,000 square feet of modern manufacturing facilities in its owned building in Spencer, IA.

The Company records assets, liabilities, revenues and expenses associated with three other segments as discontinued operations for all periods presented.  On August 26, 2011, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) for the sale (the “Asset Sale”) of the Company’s assets related to its business in aftermarket accessories for all-terrain vehicles and utility vehicles sold under the “Cycle Country” brand name (the “Product Line”) to Kolpin Outdoors, Inc. (“Kolpin”).  Details of the Purchase Agreement are more fully disclosed in the Company’s 8-K filing dated September 11, 2011. As of December 31, 2011, the brand “Cycle Country” and the ATV Accessories division, as well as Perf-Form segment, were sold.  See Note 10 for additional information on these sales.  Following these sales, the Company redefined its business strategies and changed its name to “ATC Venture Group Inc.”

Under the trade name, Plazco, the company manufactures, sells, and distributes injection-molded plastic products for vehicles such as golf cars, and low-speed vehicles (LSVs).  The Company’s Perf-Form segment manufactured, sold, and distributed oil filters for the Powersports industry, including ATVs, UTVs, and Motorcycles.  As more fully disclosed in Note 8, in the previous fiscal year the Company concluded that these segments are not in the long-term strategic plans of the Company.

Upon the sale of the ATC Accessories division and Perf-Form and the discontinued operation of Plazco, the Company only has one remaining segment.

Revenue Recognition - The Company primarily ships products to its customers by third party carriers.  The Company recognizes revenues from product sales when title and risk of loss to the products is passed to the customer, which occurs at the point of shipping.

Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying condensed consolidated statements of operations.  The actual freight costs incurred are included in cost of goods sold.  Sales are recorded net of sales discounts, returns and allowances.  Sales discounts, returns and allowances for continuing operations were approximately $14,000  and $8,000 for the three months ended December 31, 2011 and 2010, respectively.  Sales discounts, returns and allowances for discontinued operations were approximately $390,000  and $300,000 for the three months ended December 31, 2011 and 2010, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2007.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of September 30, 2011 or December 31, 2011 and such uncertain tax positions as of each reporting date are insignificant.  The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to December 31, 2012.

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

Fair Value of Financial Instruments – The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date
·
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset of liability

·	Level 3 inputs are unobservable inputs for the asset or liability

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash, accounts receivable, and accounts payable, short and long-term debt, and other working capital items approximate fair value at December 31 and September 30, 2011 due to the short maturity nature of these instruments.

Note 2. Inventories:

Inventories are stated at the lower of cost or market using the weighted average cost method.  Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.  Management regularly reviews inventory quantities on hand, future product demand and the estimated utility of inventory.  If the review indicates a reduction in utility below carrying value, management would reduce the Company’s inventory to a new cost basis through a lower of cost or market adjustment.  Details on historical adjustments to inventory can be found in the Company’s most recent 10-K filing.

The major components of inventories are as follows:

	December 31, 2011 (Unaudited)	September 30, 2011

Raw Material	$188,903	$382,452
Work in Process	98,244	77,961
Finished Goods	380,478	488,792
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$517,625	$799,205

Inventory consists of raw materials, work in process, and finished goods.  Management has evaluated the Company’s inventory reserve based on historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at December 31, 2011 and September 30, 2011 was appropriate.  It is reasonably possible the inventory reserve will change in the near future.

Note 3. Line of Credit:

On September 22, 2011, the Company entered into a Secured Credit Agreement (“Line of Credit Four”) with the Lender.  This line increases the revolving credit commitment under the Credit Agreement to $4,100,000 until the closing of the Company’s previously disclosed sale of its branded ATV Accessories product line to Kolpin Outdoors Inc. (the “Kolpin Sale”).  Line of Credit Four required the Company to repay a portion of the amount outstanding under the Credit Agreement upon the closing of the Kolpin Sale.  After the closing of the Kolpin Sale, the revolving credit commitment under the Credit Agreement automatically reduced to $1,000,000.  As of December 31 and September 30, 2011, the balance due under Line of Credit Four agreement was $647,040 and $3,643,600, respectively.

The Line of Credit contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the Lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  In addition, the Company is required to maintain a minimum working capital ratio and shall not declare or pay any dividends or any other distributors without the consent of the Lender.  As of and for the three months ended December 31 and September 30, 2011, the Company was not in compliance with some of its covenants with the Lender.  On March 20, 2012, for all notes and lines of credit, the lender agreed to waive the covenant noncompliance by the Company.

Note 4.  Long-Term Debt:

Long-term debt consists of the following:

	December 31,	September 30,
	2011 (Unaudited)	2011
Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April 2011, the interest is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April 2018 and is secured by all Company assets.	$2,083,124	$2,153,545

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April 2013; secured by the specific equipment acquired. Note was paid in full during the three months ended December 31, 2011.	-	261,718

Note - Spencer Area Jobs Trust due in full March 2014, forgivable in full if the Company maintans required job levels.	60,000	60,000

Total	2,143,124	2,475,263
Less current maturities	(283,012)	(441,718)
Net	$1,860,112	$2,033,545

These secured credit agreements contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  As of and for the three months ended December 31, 2011, the Company was not in compliance with the term debt coverage requirement or the working capital requirement of the agreement.

On March 20, 2012, for all notes and lines of credit, the lender agreed to waive the covenant noncompliance by the Company retroactively to September 30, 2011 and including the periods ending December 31, 2011 and March 31, 2012.

On April 29, 2011, the Company entered into an agreement with the Spencer Area Jobs Trust (the “Trust”).  Under the terms of this agreement, the Trust advanced $60,000 to the Company under a loan which is forgivable if the Company employs no less than seventy full time employees as of February 2014.  If the Company does not employ seventy full-time employees at that time, the amount of the loan forgiven will equal $850 for each employment position filled.  The Company will extinguish this debt amount, if any, upon notice from the Trust.

Note 5. Earnings (Loss) Per Share:

The Company incurred net income of $1,663,105 for the three months ended December 31, 2011 and a net loss of  $309,080 for the three months ended December 31, 2010.  There were no common stock equivalents for the three months ended December 31, 2011 or 2010.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the three months ended			For the three months ended
	December 31, 2011 (Unaudited)			December 31, 2010

		Weighted			Weighted
	Loss	Average Shares	Per share	Loss	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic and Diluted EPS
Loss from continuing operations	$(45,281)	7,090,662	$(0.01)	$(141,320)	8,030,474	$(0.01)

Net income/loss from discontinued operations	$1,708,386	7,090,662	$0.24	$(167,760)	8,030,474	$(0.02)

Note 6. Stock Based Compensation:

The Company accounts for share-based payments using the related accounting guidance, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations.

Executive Stock Based Compensation

On July 1, 2011, 201,162 of Mr. Davis’ remaining 603,485 restricted shares were released from restriction and forfeiture, based upon the vesting schedule of the agreement.

For the three months ended December 31, 2011 and 2010, $77,645 and $48,292, respectively, were recognized as total executive stock based compensation expense.  This expense was allocated $6,988 continuing operations and $70,657 to discontinued operations for the three months ended December 31, 2011 and $7,244 to continuing operations and $41,048 to discontinued operations for the year ended December 31, 2010.  Remaining unrecognized executive stock based compensation expense expected to be recognized within three years was approximately $-0- and $175,000 at December 31, 2011 and 2010, respectively.

In the three months ended December 31, 2011, and concurrent with the execution and completion of the Asset Purchase Agreement more fully disclosed in the Company’s 8-K filing dated September 1, 2011, the remaining 402,323 restricted shares of Mr. Davis’ shares were released from restriction and forfeiture.  All previously unrecognized executive stock based compensation expense was recognized during the three months ended December 31, 2011.

Director Stock Based Compensation

For the three months ended December 31, 2011 and 2010, $39,793 and $1,249, respectively, were recognized as total director stock based compensation expense.  This expense was allocated $3,581 to continuing operations and $36,212 to discontinued operations for the three months ended December 31, 2011 and $187 to continuing operations and $1,062 to discontinued operations for the three months ended December 31, 2010.  Unrecognized executive stock based compensation expense remaining was approximately $-0- and $17,000 at December 31, 2011 and 2010, respectively.

Subsequent to the year-end, and concurrent with the execution and completion of the Asset Purchase Agreement more fully disclosed in the Company’s 8-K filing dated September 1, 2011, the 50,000 restricted shares of Mr. DeShaw, Mr. Morgan and Mr. Bohn were released from restriction and forfeiture.  All previously unrecognized director stock based compensation expense was expensed during the three months ended December 31, 2011.

Note 7. Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  During the three months ended December 31, 2011, the Company generated approximately

$1,663,000 of net income.  As of December 31, 2011, the Company had an accumulated deficit of approximately $7,650,000.  As discussed in Note 5, as of December 31, 2011, the Company was in violation of covenants with its lender, a waiver for which was received.  If the Company is unable to generate profits and unable to continue to obtain financing or renew existing financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.

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

Note 8 – Sale of Segment

On December 31, 2011, the brand “Cycle Country” and the ATV Accessories division were sold to Kolpin Outdoors, Inc. (“Kolpin”) for a sale price of $8,000,000, subject to certain adjustments.  $3,017,707 paid at closing with remaining funds contingent on future production and other terms.  Revenue will be recognized on this sale in the period the transaction was complete or at the time revenue was earned for portions requiring continued products or services.  Details of the Purchase Agreement are more fully disclosed in the Company’s 8-K filing dated September 1, 2011.  This agreement was fully executed on December 31, 2011, as fully disclosed in the Company’s 8-K filing dated January 6, 2012.  Financial statement impacts for the sale were as follows for the three months ended December 31, 2011:

Balance Sheet
Property, plant, equipment, net	$143,913
Inventory	702,905
Intangibles, net	34,416
Total assets sold	881,234

Proceeds from sale applied directly to outstanding debt	3,017,707

Gain on sale	$2,136,473

There has been a recent dispute relating to the payment of a portion of the deferred and contingent purchase price due to the Company under the asset purchase agreement.  No portion of these contingent and deferred payments were recorded as revenue as of December 31, 2011.

Following this sale, the Company redefined its business strategies and changed its name from “Cycle Country Accessories Corp.” to “ATC Venture Group, Inc.”  It also changed the name of its subsidiary from “Cycle Country Accessories Corporation” to “Simonsen Iron Works Inc.”

On November 3, 2011, the Perf-Form segment was sold for $25,000.  Financial statement impacts of this sale were as follows for the three month period ending December 31, 2011:

Inventory Sold	10,419
Proceeds from sale	$20,000
Gain on sale	$9,581

Note 9 – Discontinued Operations

In the year ended September 30, 2011, the Company concluded that the Perf-Form and Plazco segments no longer fit with the long term strategic plans of the Company. Both of these segments are outside of the Company’s core product lines and/or our core customer relationships. Both of these segments have seen substantial decline in the past five years in sales and profitability as they lacked adequate sales, marketing, and operational leadership. Further, the Company has no internal expertise in engineering in either of these product segments. As a result, with the changes in the senior management of the Company, the determination was made that these segments no longer fit the Company’s strategic plan, and therefore, these segments are expected to cease operations within one year and are reported as discontinued operations in the condensed consolidated financial statements.

On August 26, 2011, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) for the sale (the “Asset Sale”) of the Company’s assets related to its business in aftermarket accessories for all-terrain vehicles and utility vehicles sold under the “Cycle Country” brand name (the “Product Line”) to Kolpin Outdoors, Inc. (“Kolpin”). Details of the Purchase Agreement are more fully disclosed in the Company’s 8-K filing dated September 1, 2011. Since this Product Line was sold subsequent to September 30, 2011, it has been included in discontinued operations for all years presented.

See Note 8 for information on sales of the Perf-Form and Cycle Country ATV Accessories segments.

Gains (Losses) from discontinued operations, net of income taxes for all periods presented, include the operating results of Cycle Country ATV Accessories, Perf-Form and Plazco and are as follows:

	For the three months ended December 31, 2011 (Unaudited)

	ATV	Plazco	Perf-Form	Total
Revenue
Sales- general	$5,867,629	$63,558	$60	$5,931,247
Discounts, returns & allowances	(387,777)	(3,278)	-	(391,055)
Freight income	6,405	-	-	6,405
Total revenue	5,486,257	60,280	60	5,546,597
Cost of goods sold	3,606,302	35,387	(156)	3,641,533

Gross profit	$1,879,955	$24,893	$216	$1,905,064
Selling, general, and administrative expenses				1,277,209
Interest expense, net				106,320
Gain on sale of segments and other assets				(2,221,851)
Income tax expense				1,035,000

Net income from discontinued operations				$1,708,386

				0.907

				0.845710297
	For the three months ended December 31, 2010 (Unaudited)

	ATV	Plazco	Perf-Form	Total
Revenue
Sales- general	3,718,693	77,553	28,867	3,825,113
Discounts, returns & allowances	(295,343)	(4,098)	(197)	(299,638)
Freight income	18,238	391	153	18,782
Total revenue	3,441,588.00	73,846.00	28,823.00	3,544,257.00
Cost of goods sold	2,713,103	63,416	36,545	2,813,064

Gross profit (loss)	728,485	10,430	(7,722)	731,193

Selling, general, and administrative expenses				943,050
Interest expense, net				83,937
Loss on sale of assets				23,142
Other income				(27,075)
Income tax benefit				(124,101)

Net loss from discontinued operations				$(167,760)

Note 10 - INCOME TAXES

The income tax expense (benefit) for the three months ending December 31, 2011 and 2010 consists of the following:

	December 31,	December 31,
	2011	2010
Change in tax allowance	57,000	-
Deferred tax expense (benefit)	984,000	(146,000)
Total tax expense (benefit)	$1,035,000	$(146,000)

Deferred tax assets and liabilities as of December 31, 2011 and September 30, 2011 are comprised of the following:

	December 31,	September 30,
	2011	2011
Deferred Tax Assets:
Capitalized fees	$33,000	$33,000
Accrued expenses	205,000	227,000
Allowance for uncollectible accounts	26,000	26,000
Charitable contributions	-	15,000
NOL carryforward	1,227,000	2,137,000
State NOL carryforward	31,000	68,000
Business credit carryforward	239,000	187,000
Total Deferred Assets	1,761,000	2,693,000

Deferred Tax Liability:
Property and equipment	(1,992,000)	(1,992,000)
Less valuation allowance allowance	(251,000)	(200,000)
Net Deferred Tax Asset (Liability)	$(482,000)	$501,000

	December 31,	September 30,
	2011	2010
Current Assets	$552,000	$625,000
Long-Term Liabilities	(1,034,000)	(124,000)
Net Deferred Tax Asset (Liability)	$(482,000)	$501,000

The tax provision of $1,035,000 for the three months ended December 31, 2011 is included in discontinued operations. For the three months ended December 31, 2010, $124,101 of the tax benefit was included in discontinued operations.  The remaining $21,899 was a benefit for continuing operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note about Forward Looking Statements.

Certain matters discussed in this Form 10-Q are “forward-looking statements.” The Company intends these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because they include phrases such as the Company “expects,” “believes,” “anticipates” or other words of similar meaning. Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results or outcomes include the matters described under the caption “Risk Factors” in Item 1A of Form 10-K for the year ended September 30, 2011.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this filing. The Company assumes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Executive-Level Overview

This discussion relates to Cycle Country Accessories Corp. and its consolidated subsidiary (the “Company”) and should be read in conjunction with our consolidated financial statements as of September 30, 2011, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

The economic environment is showing signs of improvement and one turnaround plan has shown strong signs as well.  The Company has remained focused on strategy and working hard to execute its business plans.  The response to those challenges has taken time to show its effect.  The internal reorganization and initiatives started by the new management team in early 2011 have eliminated unprofitable and or unnecessary aspects of the business, which allowed us to focus our efforts on our core customers receiving core products from our core people.

Looking ahead to the balance of fiscal 2012, management is cautiously projecting a slight rebound in revenues and margins as new products and effective marketing initiatives continue to be the focus of management and the entire Company.  The Company anticipates gross profit margins will be within the range of at least 25% of revenue by the end of the fiscal year.

Management has, and will continue to seek out and implement production efficiencies and cost reduction initiatives wherever possible. We project selling, general and administrative expenses by the end of fiscal 2012 to continue decline as we continue our focus on cost reduction initiatives and focusing on internal efficiencies, all while maintaining a responsive and courteous customer service standard.  Our goals for showing greater improvement are likely to not be achieved until the end of the fiscal year due to efficiencies lost during the transition between old product lines and expansion of our contract manufacturing.

Overview for the Three Months Ended December 31, 2011 and 2010 (Unaudited)

The following is a summary of the results of operations for the three months ended December 31, 2011 and December 31, 2010 (Unaudited):

	For the three months ended December 31, 2011 (Unaudited)			For the three months ended December 31, 2010 (Unaudited)
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
STATEMENT OF OPERATIONS
Sales	$571,803	$5,546,597	$6,118,400	$693,049	$3,544,257	$4,237,306
Cost of goods sold	492,991	3,641,533	4,134,524	657,664	2,813,064	3,470,728
Gross profit	78,812	1,905,064	1,983,876	35,385	731,193	766,578

Sales, general & admin	113,133	1,277,209	1,390,342	183,792	943,050	1,126,842
Income (Loss) from operations	(34,321)	627,855	593,534	(148,407)	(211,857)	(360,264)

Other income (expense)	(10,960)	2,115,531	2,104,571	(14,812)	(80,004)	(94,816)
Net income (loss) pre tax	(45,281)	2,743,386	2,698,105	(163,219)	(291,861)	(455,080)

Net income (loss)	$(45,281)	$1,708,386	$1,663,105	$(102,419)	$(167,760)	$(309,080)

For the three months ended December 31, 2011, the Company reported a net profit of $1,663,105, or 27.18% of total revenue.  This compares to the three months ending December 31, 2010 during which the Company recorded net loss of $309,080 or (7.3%) of total revenue. Total revenues for the period increased approximately 30.74% over the same period in fiscal year 2010.  Continuing operating sales decreased for the three month period ended December 31, 2011 to $571,803  as compared to the three month period ended December 31, 2010 with continuing operating sales of $693,049.  This decrease was due to the gap between transition out of discontinued activities and the transition in of new activities.  Other income increased due to the $2,136,473 gain on sale of the ATV Accessories segment.  Continuing operating sales were down due to segment declining projects below profit goals.  Furthermore, profitability of operating segment was down due to efficiencies temporarily lost in transition between discontinued operations and expansion of operating division.

BUSINESS SEGMENTS

The following is a summary of the results of operations by segment for the three months ended December 31, 2011 and December 31, 2010 (Unaudited):

	For the three months ended December 31, 2011 (Unaudited)			For the three months ended December 31, 2010 (Unaudited)
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total

Total revenue by segment
CCAC ATV	$-	$5,486,257	$5,486,257	$-	$3,441,588	$3,441,588
Plazco	-	60,280	60,280	-	73,846	73,846
Perf-Form	-	60	60	-	28,823	28,823
Imdyne	571,803	-	571,803	693,049	-	693,049
Total revenue by segment	$571,803	$5,546,597	$6,118,400	$693,049	$3,544,257	$4,237,306

Gross profit (loss) by segment
CCAC ATV	$-	$1,879,955	$1,879,955	$-	$728,485	$728,485
Plazco	-	24,893	24,893	-	10,430	10,430
Perf-Form	-	216	216	-	(7,722)	(7,722)
Imdyne	78,812	-	78,812	35,385	-	35,385
Gross profit	78,812	1,905,064	1,983,876	35,385	731,193	766,578

Sales, general & admin	113,133	1,277,209	1,390,342	183,792	943,050	1,126,842
Interest expense, net	10,960	106,320	117,280	14,812	83,937	98,749
(Gain) loss on sale of assets	-	(2,221,851)	(2,221,851)	-	23,142	23,142
Other (inc)/exp, net	-	-	-	-	(27,075)	(27,075)
Income tax expense (benefit)	-	1,035,000	1,035,000	(21,899)	(124,101)	(146,000)

Net income (loss)	$(45,281)	$1,708,386	$1,663,105	$(141,320)	$(167,760)	$(309,080)

As of December 31, 2011, the Company operates one reportable business segment, as compared to four segments at December 31, 2010.  Two segments were sold in the three month period ending December 31, 2011 and one is classified as discontinued operations.

Revenue

Revenue increased approximately 44.39% or $,1881,904 for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 in the Cycle Country ATV Accessories segment. This increase was due to the successful in sale and production prior to the close of the sale on the segment.

Net revenue for the Plazco segment decreased by approximately 18.37% or $13,566 for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  This decrease was due to the continual reduction of effort in a discontinuing operation.

Revenue for the Perf-Form segment decreased approximately $28,763 for the three months ended December 31, 2011 from the three months ended December 31, 2010.  This decrease was due to the sale of the segment.  See note 8 for additional information on sale.

Other income increased to $2,221,851 for the three months ended December 31, 2011 compared to a loss of $23,142 for the three months ended December 31, 2010.  This increase can be attributed to the gain on sale of the assets of these discontinued segments on December 31, 2011, of $2,143,979.

The Imdyne segment reported sales of approximately $571,803 and $693,049 for the three months ended December 31, 2011 and December 31, 2010, respectively.  This decrease was due to strategic reduction of low profit customers.  Profitability results from this change are expected by fourth quarter of fiscal 2012.

Cost of Goods Sold

The following table details components of direct costs of goods sold by segment as a percentage of sales:

	For the three months ended December 31,
	2011	2010
	Imdyne	Imdyne
Materials	58.11%	50.86%
Direct labor	7.20%	6.59%
Applied overhead	17.79%	19.55%
Subcontract	0.42%	1.17%
Mfg variance	5.09%	3.99%
Unapplied overhead	-3.84%	8.21%
Other	1.46%	4.52%
Total costs of goods sold	86.22%	94.89%

	For the three months ended December 31, 2011
	ATV	Plazco	Perf-Form	Total Disc Ops
Materials	50.88%	12.43%	4933.33%	50.52%
Direct labor	4.50%	4.88%	520.00%	4.51%
Applied overhead	12.47%	24.30%	1480.00%	12.61%
Subcontract	0.25%	9.84%	175.00%	0.35%
Mfg variance	0.31%	8.00%	0.00%	0.40%
Unapplied overhead	-3.14%	-2.37%	-326.67%	-3.13%
Other	0.45%	1.62%	-7041.67%	0.39%
Total costs of goods sold	65.73%	58.70%	-260.00%	65.65%

	For the three months ended December 31, 2010
	ATV	Plazco	Perf-Form	Total Disc Ops
Materials	49.73%	25.68%	35.14%	49.11%
Direct labor	4.66%	6.70%	18.59%	4.82%
Applied overhead	14.12%	25.59%	51.06%	14.66%
Subcontract	0.99%	11.57%	7.11%	1.26%
Mfg variance	0.43%	7.53%	3.03%	0.60%
Unapplied overhead	7.30%	7.31%	11.75%	7.34%
Other	1.60%	1.49%	0.11%	1.59%
Total costs of goods sold	78.83%	85.88%	126.79%	79.37%

The cost of materials as a percentage of revenue increased for total discontinued operations and decreased for Imdyne.  The cost of material for the Cycle Country ATV Accessories segment increased from approximately 49.7% for the three months ended December 31, 2010 to approximately 50.9% for the three months ended December 31, 2011.  The Plazco segment decreased in material costs to 12.4% of net revenue for the three months ended December 31, 2011 from 25.7% for the three months ended December 31, 2010.

Materials as a percentage of sales for Imdyne also increased 7.2% for the three months ended December 31, 2011, compared to the three months ended December 31, 2010.

Direct labor as a percentage of sales increased for Imdyne and Perf-Form segments.  These increases are attributed to lost efficiencies during the transitional period.  The other two segments were not as impacted due to their sale in the three months ended December 31, 2011.

Manufacturing overhead as a percentage of sales increased for the Perf-Form segment but decreased for the other segments.  Total manufacturing overhead applied decreased as a percentage of sales by 2.36% approximately after burden allocation for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Expenses

Our selling, general and administrative expenses were approximately $1,390,000 and $1,130,000 for the three months ended December 31, 2011 and December 30, 2010, respectively.

The significant changes in expenses for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 were:

•	Severance expense increased approximately $150,000 due to terminations and related costs incurred in the three months ended December 31 2011, compared to the three months ended December 31, 2010.

•
Stock compensation expense increased, as all previously unrecognized stock comp became recognizable at December 31, 2011 upon the sale of the ATV Accessories segment, as this was a vesting triggering event in the stock compensation agreements.

•
Commission expense increased approximately $190,000 due to the change in the management compensation structure focusing on variable pay based on performance goals for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

•
Professional fees increased approximately $60,000 due, in part, to fees associated with SEC filing requirements, and legal and audit expenses involved with the restatements filed in April 2012 that were worked on extensively in the three months ended December 31, 2011.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $84,845 as of December 31, 2011 compared to $25,185 as of September 30, 2011.  Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

Working Capital

Net working capital deficit was $861,295 as of December 31, 2011 compared to $3,608,286 as of September 30, 2011.  The working capital ratio was .86 and .53 as of December 31, 2011 and September 30, 2011, respectively.

The following table summarizes the Company’s sources and uses of cash and cash equivalents for the three months ended December 31:

	2011 (Unaudited)	2010 (Unaudited)

Net cash provided by operating activities of continuing operations	$857,036	$1,118,561
Net cash used for investing activities of continuing operations	-	(28,744)
Net cash used for financing activities of continuing operations	(363,202)	(994,647)
Net cash provided by (used for) discontinued operations	(434,174)	9,712
	$59,660	$104,882

The Company’s principal uses of cash are to pay operating expenses, acquire necessary equipment and to make debt service payments.  During the three months ended December 31, 2011, the Company used cash to make principal payments of approximately $330,000 against long-term debt and paid down approximately $2,995,000 on its lines of credit.

Capital Resources

Management believes that existing cash balances, cash flow to be generated from operating activities, and available borrowing capacity under its line of credit agreement will be sufficient to fund normal operations and capital expenditure requirements for the next twelve months.  The Company is not considering any major capital investment for at least the next three months.

As of December 31, 2011 and as of September 30, 2011, the Company was in violation of its current ratio and term debt coverage ratio covenants in its loan agreements with its lender.  As of March 20, 2012, the Company and its lender entered into a Secured Credit Agreement and Waiver.  Under the terms of this Agreement, the lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of December 31, 2011 and the Company’s anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2012 and further, to waive the Company’s noncompliance with the Term Debt Coverage Ratio as of September 30, 2011, December 31, 2011, and the Company’s anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2012.

Management expects to be able to comply with the requirements of the Secured Credit Agreement and has begun the process to secure a commitment for funding from an asset-based lender. Management believes this is an appropriate financing vehicle for its operations and expects to have a positive impact on the Company’s working capital through fiscal year 2012.  Further, this funding will help to continue the stabilization and turnaround of the Company while facilitating continued growth.  The failure to obtain a replacement lender by June 30, 2012 could result in the lender foreclosing on its security interest resulting in a significant disruption to the Company’s operations.

Our continued existence is dependent upon or ability to generate cash and to market and sell our products successfully.  However, there are no assurances whatsoever that we will be able to borrow further funds from our lender or that we will increase our revenues and/or control our expenses to a level sufficient to provide positive cash flow.

Critical Accounting Policies and Estimates

The preparation of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management that can materially impact the portrayal of our financial condition and results of operations: useful lives of fixed assets; impairment of long-lived assets; valuation of and deferral tax assets, and inventory; and allowance for doubtful accounts. These significant accounting principles are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, the Company is not required to provide this information.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our former Chief Executive Officer and Chief Financial Officer) as of the end of the period covered by this report, our former Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are ineffective, due to the material weakness in our internal control over financial reporting as discussed below, to provide reasonable assurance that the information to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosures.

Subsequent to the evaluation made in connection with the Original Filing, and in connection with the restatement and filing of our recent 2010 Form 10-K/A and 2011 Form 10-Q/A’s for the first three quarters, our management, including our current Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting of the Company’s stock-based compensation plans and customer incentive programs, our disclosure controls and procedures continued to be ineffective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2011. Our management is in the process of addressing the above material weakness and has utilized the services of an outside accounting firm to assist with this process. Additionally, on April 1, 2012, we hired a VP of Finance and Administration. We believe this will help remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Part II - Other Information

ITEM 1.  Legal Proceedings

Please refer to the disclosure set forth in Note 1 to our Condensed Consolidated Financial Statements included in this report.

ITEM 1A.  Risk Factors

Please refer to the discussion of risk factors included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2012

CYCLE COUNTRY ACCESSORIES CORP.

By:	/s/ Robert Davis
Robert Davis
Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Robert Davis	Chief Financial Officer, Chief Operating Officer, Chief Executive Officer, Treasurer, Secretary and Director	May 15, 2012
Robert Davis	(principal executive, financial and accounting officer)