Form 10-Q
period 2012-03-31
ATC Ventures Group, Inc.
filed 2012-05-17
CIK 1157758

QUARTERLY REPORT FOR ATC VENTURE GROUP INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number: 001-31715

ATC Venture Group Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

42-1523809
(IRS Employer Identification No.)

5929 Baker Road, Suite 400
Minnetonka, MN 55345
 (Address of principal executive offices)

P: (952) 215-3100
F: (952)215-3129
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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of May 15, 2012; 7,090,662

ATC Venture Group Inc
Index to Form 10-Q.

Part I   Financial Information

Item 1.  Financial Statements

ATC Venture Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	March 31,	September 30,
	2012 (Unaudited)	2011
Assets

Current Assets
Cash and cash equivalents	$16,286	$25,185
Accounts receivable, net	774,411	850,087
Inventories	563,739	799,205
Income taxes receivable	-	2,120
Deferred income taxes	326,000	625,000
Prepaid expenses and other	49,572	424,726
Assets held for sale	448,910	1,320,338
Total current assets	2,178,918	4,046,661

Property, plant and equipment, net	8,301,401	8,581,158
Other assets	141	1,479

Total assets	$10,480,460	$12,629,298

Liabilities and Stockholders' Equity
Current Liabilities:
Disbursements in excess of bank balances	$69,651	$108,757
Accounts payable	1,206,555	1,818,906
Accrued expenses	990,281	1,251,966
Bank line of credit	930,400	3,643,600
Current Portion of Notes Payable	287,367	441,718
Total current liabilities	3,484,284	7,264,947

Long-Term Liabilities:
Notes payable, less current portion	1,783,729	2,033,545
Deferred income taxes	824,000	124,000

Total long term liabilities	2,607,729	2,157,545
Total liabilities	6,091,983	9,422,492

Stockholders' Equity:

Common stock, $.0001 par value; 100,000,000 shares authorized; 7,090,662 shares issued and outstanding, respectively	709	709
Additional paid-in capital	12,636,252	12,518,814
Accumulated deficit	(8,248,484)	(9,312,717)

Total stockholders' equity	4,388,477	3,206,806

Total liabilities and stockholders' equity	$10,480,460	$12,629,298

See accompanying notes to the unaudited condensed consolidated financial statements.

ATC Venture Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended March 31,
	2012 (Unaudited)	2011 (Unaudited)

Revenue	$1,956,444	$660,220
Cost of goods sold	1,808,890	702,331
Inventory adjustments	-	48,092

Gross profit (loss)	147,554	(90,203)

Selling, general, and administrative expenses	724,259	240,404

Loss from operations	(576,705)	(330,607)

Other income (expense)

Gain on sale of assets	21,528	-
Miscellaneous	-	(6,980)
Interest expense, net	(44,878)	(17,018)

Total other expense, net	(23,350)	(23,998)

Loss from continuing operations before income tax benefit	(600,055)	(354,605)

Income tax benefit	-	123,623

Net loss from continuing operations	(600,055)	(230,982)

Net income (loss) from discontinued operations, net of tax	1,185	(1,120,729)

Net Loss	$(598,870)	$(1,351,711)

Weighted average shares of common stock:
Basic	7,090,662	6,990,662

Diluted	7,090,662	6,990,662

Loss per basic and diluted share:
Continuing Operations	$(0.08)	$(0.03)

Discontinued Operations	$0.00	$(0.16)

	$(0.08)	$(0.19)

See accompanying notes to the unaudited condensed consolidated financial statements.

ATC Venture Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	For the six months ended March 31,
	2012 (Unaudited)	2011 (Unaudited)

Revenue	$2,528,247	$1,353,269
Cost of goods sold	2,301,881	1,359,995

Gross profit (loss)	226,366	(54,818)

Selling, general, and administrative expenses	837,392	424,196

Loss from operations	(611,026)	(479,014)

Other income (expense)

Gain on sale of assets	21,528	-
Miscellaneous	-	(6,980)
Interest expense, net	(55,838)	(31,830)

Total other expense, net	(34,310)	(65,126)

Loss from continuing operations before income tax benefit	(645,336)	(544,140)

Income tax benefit	-	184,423

Net loss from continuing operations	(645,336)	(359,717.18)

Net income (loss) from discontinued operations, net of tax	1,709,571	(1,301,073)

Net Income (Loss)	$1,064,235	$(1,660,790)

Weighted average shares of common stock:
Basic	7,090,662	7,518,567

Diluted	7,090,662	7,518,567

Loss per basic and diluted share:
Continuing Operations	$(0.09)	$(0.05)

Discontinued Operations	$0.24	$(0.17)

	$0.15	$(0.22)

See accompanying notes to the unaudited condensed consolidated financial statements.

ATC Venture Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six months ending March 31,	Six months ending March 31,
	2012 (Unaudited)	2011 (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$1,064,235	$(1,660,790)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	297,052	361,025
Bad debt reserve	(6,454)	60,000
Share-based compensation	117,438	90,736
(Gain) loss on sale of assets	(2,233,506)	-
Deferred income taxes	999,000	(820,000)
Change in:
Accounts receivable, net	82,130	1,500,055
Inventories	192,494	1,090,158
Income tax receivable	40,240	12,999
Prepaid expenses and other	375,154	(81,125)
Other assets	1,338	119,888
Accounts payable	(612,350)	1,055,537
Accrued expenses	(299,806)	112,316

Net cash provided by (used for) operating activities	16,695	1,963,340

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	97,902	5,338
Purchase of property, plant and equipment	25,000	78,664

Net cash used for investing activities	122,902	73,326

Cash Flows from Financing Activities:
Change in disbursements in excess of bank balances	(39,106)	(148,315)
Payments on bank notes payable	(380,003)	(451,113)
Bank line of credit, net	280,343	(1,171,695)

Net cash used for financing activities	(138,766)	(1,771,123)

Net increase (decrease) in cash and cash equivalents	(8,899)	118,891

Cash and cash equivalents, beginning of period	25,185	28,939

Cash and cash equivalents, end of period	$16,286	$147.830

See accompanying notes to the unaudited condensed consolidated financial statements.

ATC Venture Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow

	Six months ending March 31,	Six months ending March 31,
	2012 (Unaudited)	2011 (Unaudited)

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$121,534	$174,786

Income tax refunds (payments), net	$(300)	$1,430

Supplemental schedule of non-cash investing and financing:

Treasury stock purchased included in accrued expense	$-	$128,744
Non cash sale of ATV Accessories segment so proceeds applied directly to outstanding debt	$3,017,707	$-
Disposal of fixed assets	-	$56,131

See accompanying notes to the unaudited condensed consolidated financial statements.

ATC Venture Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is the opinion of management that the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the September 30, 2011 consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Reporting Entity and Principles of Consolidation — ATC Venture Group Inc (“ATC”) a Nevada corporation, has a wholly-owned subsidiary, Simonsen Iron Works Inc. (“Simonsen”), an Iowa corporation.

The entities are collectively referred to as the “Company” for these condensed consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of the Business – The Company has one distinct operating segment, Simonsen Iron Works Inc., which is engaged in the design, manufacture and assembly of an array of parts for original equipment manufacturers (OEMs) and other customers.  The Company has offices in Minnetonka, MN and Spencer, IA, and has approximately 160,000 square feet of modern manufacturing facilities in its owned building in Spencer, IA.

The Company records assets, liabilities, revenues and expenses associated with three other segments as discontinued operations for all periods presented.  On August 26, 2011, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) for the sale (the “Asset Sale”) of the Company’s assets related to its business in aftermarket accessories for all-terrain vehicles and utility vehicles sold under the “Cycle Country” brand name (the “Product Line”) to Kolpin Outdoors, Inc. (“Kolpin”).  Details of the Purchase Agreement are more fully disclosed in the Company’s 8-K filing dated September 11, 2011. As of March 31, 2012, the brand “Cycle Country” and the ATV accessories division, as well as Perf-Form segment, were sold.  See Note 8 for additional information on these sales.  Following these sales, the Company redefined its business strategies and changed its name “Cycle Country Accessories Corp.”  to “ATC Venture Group Inc.”

The Company previously had two other reporting segments. The first, Plazco, manufactured, sold, and distributed injection-molded plastic products for vehicles such as golf cars and low-speed vehicles (LSVs).  The other, perf-Form, the other, manufactured, sold, and distributed oil filters for the Powersports industry, including ATVs, UTVs, and Motorcycles.  As more fully disclosed in Note 9, in the previous fiscal year the Company concluded that these segments are not in the long-term strategic plans of the Company and classified them as discontinued operations.

Revenue Recognition - The Company primarily ships products to its customers by third party carriers.  The Company recognizes revenues from product sales when title and risk of loss to the products is passed to the customer, which occurs at the point of shipping.

Certain costs associated with the shipping and handling of products to customers are billed to the customer and included as freight income in the accompanying condensed consolidated statements of operations.  The actual freight costs incurred are included in cost of goods sold.  Sales were recorded net of sales discounts, returns and allowances.  Sales discounts, returns and allowances were approximately $25,000 and $321,000 for the three months ended March 31, 2012 and 2011, respectively.  For the six months ended March 31, 2012 and 2011, sales discounts, returns and allowances were approximately $430,000 and $629,000.   Of these amounts, sales discounts, returns and allowances for continuing operations totaled $25,000 and $71,000, respectively and $-0- and $250,000 for discontinuing operations, respectively, for the three month periods ended March 31, 2012 and 2011.  For the six month periods ended March 31, 2012 and 2011, sales discounts, returns and allowances for continuing operations totaled $39,000 and $80,000, respectively and $391,000 and $550,000 for discontinuing operations, respectively.
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

ATC Venture Group Inc.
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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2007.  The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. The Company has no significant accrued interest or penalties related to uncertain tax positions as of September 30, 2011 or March 31, 2012 and such uncertain tax positions as of each reporting date are insignificant.  The Company does not anticipate that the total unrecognized tax benefits will significantly change prior to March 31, 2013.

Earnings (Loss) Per Share - Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted EPS is computed in a manner consistent with that of basic EPS while giving effect to the potential dilution that could occur if stock options or other share-based awards were exercised, by dividing net income by the weighted average number of shares and share equivalents during the period.  See Note 5 for details regarding basic and diluted earnings per share.

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

Fair Value of Financial Instruments – The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adhere to the Financial Accounting Standards Board (FASB) fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date
•
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset of liability

•	Level 3 inputs are unobservable inputs for the asset or liability

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying value of cash, accounts receivable, accounts payable, short and long-term debt, and other working capital items approximate fair value at March 31, 2012 and September 30, 2011 due to the short maturity nature of these instruments.

ATC Venture Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

ATC Venture Group Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The major components of inventories are as follows:

	March 31, 2012 (Unaudited)	September 30, 2011

Raw Material	$472,378	$382,452
Work in Process	112,305	77,961
Finished Goods	129,056	488,792
Inventory Reserve	(150,000)	(150,000)
Total Inventories	$563,739	$799,205

Inventory consists of raw material, work in process, and finished goods.  Management has evaluated the Company’s inventory reserve based on historical experience and current economic conditions and determined that an inventory reserve of approximately $150,000 at March 31, 2012 and September 30, 2011 was appropriate.  It is reasonably possible the inventory reserve will change in the near future.

Note 3. Line of Credit:

On September 22, 2011, the Company entered into a Secured Credit Agreement (“Line of Credit Four”) with the Lender.  This line increased the revolving credit commitment under the Credit Agreement to $4,100,000 until the closing of the Company’s previously disclosed sale of its branded ATV Accessories product line to Kolpin Outdoors Inc. (the “Kolpin Sale”).  Line of Credit Four required the Company to repay a portion of the amounts outstanding under the Credit Agreement upon the closing of the Kolpin Sale.  After the closing of the Kolpin Sale, the revolving credit commitment under the Credit Agreement automatically reduced to $1,000,000.  As of March 31, 2012 and September 30, 2011, the balance due under Line of Credit Four was $930,400 and $3,643,600, respectively.

The Line of Credit contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the Lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  In addition, the Company is required to maintain a minimum working capital ratio and shall not declare or pay any dividends or any other distributors without the consent of the Lender.  As of and for the three months ended March 31, 2012 and September 30, 2011, the Company was not in compliance with some of its covenants with the Lender.  On March 20, 2012, for all notes and lines of credit, the lender agreed to waive the covenant noncompliance by the Company.

ATC Venture Group Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4.  Long-Term Debt:

Long- term debt consists of the following:

	March 31,	September 30,
	2012 (Unaudited)	2011

Note 2 to commercial lender payable in equal monthly installments of $33,449 including interest fixed at 6.125% until April 2011. Beginning April 2011, the interest is reset every 60 months to 0.50% over prime not to exceed 10.5% or be less than 5.5%. The note matures April 2018 and is secured by all Company assets.	$2,011,096	$2,153,545

Note 3 to commercial lender payable in equal monthly installments of $14,567 including interest at 6.125% until maturity of April 2013; secured by the specific equipment acquired. The Note was paid in full during the year ended September 30, 2011.	-	261,718

Note - Spencer Area Jobs Trust due in full March 2014, forgivable in full if the Company meets certain employment covenants	60,000	60,000

Total	2,071,096	2,475,263
Less current maturities	(287,367)	(441,718)
Net	$1,783,729	$2,033,545

These secured credit agreements contain conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the commercial lender and require the Company to maintain certain financial ratios, including term debt coverage and maximum leverage.  As of and for the three and six months ended March 31, 2012, the Company was not in compliance with the term debt coverage requirement or the working capital requirement of the agreement.

On March 20, 2012, for all notes and lines of credit, the lender agreed to waive the covenant noncompliance by the Company retroactively to September 30, 2011.

On April 29, 2011, the Company entered into an agreement with the Spencer Area Jobs Trust (the “Trust”).  Under the terms of this agreement, the Trust advanced $60,000 to the Company under a loan which is forgivable if the Company employs no less than seventy full time people on February 28, 2014.  If the Company does not employ seventy full time people, the amount of the loan forgiven will equal $850 for each person employed retained.  The Company will extinguish this debt amount, if any, upon notice from the Trust.

ATC Venture Group Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Earnings (Loss) Per Share:

There were no common stock equivalents for the three and six months ended March 31, 2012 or 2011.

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the three months ended			For the three months ended
	March 31, 2012 (Unaudited)			March 31, 2011 (Unaudited)

		Weighted			Weighted
	Net Income (Loss)	Average Shares	Per share	Net Loss	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic and Diluted EPS
Loss from continuing operations	$(600,055)	7,090,662	$(0.08)	$(230,982)	6,990,662	$(0.03)

Income (loss) from discontinued operations	$1,185	7,090,662	$0.00	$(1,120,729)	6,990,662	$(0.16)

	For the six months ended			For the six months ended
	March 31, 2012 (Unaudited)			March 31, 2011 (Unaudited)

		Weighted			Weighted
	Net Income (Loss)	Average Shares	Per share	Net Loss	Average Shares	Per share
	(numerator)	(denominator)	amount	(numerator)	(denominator)	amount
Basic and Diluted EPS
Loss from continuing operations	$(645,336)	7,090,662	$(0.09)	$(359,717)	7,518,567	$(0.05)

Income (loss) from discontinued operations	$1,709,571	7,090,662	$0.24	$(1,301,073)	7,518,567	$(0.17)

ATC Venture Group Inc
Notes to Condensed Consolidated Financial Statements

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

For the three months ended March 31, 2012 and 2011, respectively,$-0- and $38,156 was recognized as total executive stock based compensation expense.  During the six months ended March 31, 2012, as all previously unrecognized stock based compensation was recognized on December 31, 2011. For the six months ended March 31, 2012 and 2011, respectively, $77,645 and $86,448 was recognized as total executive stock based compensation expense.  Due to within 3 years was $0 and $135,121 at March 31, 2012 and 2011, respectively.

On December 31, 2011, and concurrent with the triggering event detailed in related contracts.  Remaining unrecognized executive stock based compensation expense expected to be recognized execution and completion of the Asset Purchase Agreement more fully disclosed in the Company’s 8-K filing dated September 1, 2011, the remaining 402,323 restricted shares of Mr. Davis’ shares were released from restriction and forfeiture.  All previously unrecognized executive stock-based compensation expense was recognized as of December 31, 2011.

Director Stock Based Compensation

For the three months ended March 31, 2012 and 2011, $-0- and $1,519, respectively, were recognized as total director stock based compensation expense. For the six months ended March 31, 2012 and 2011, $39,793 and $2,768, respectively, were recognized as total director stock based compensation expense.   Unrecognized executive stock based compensation expense remaining was $-0- and $15,124 at March 31, 2012 and 2011, respectively.

Subsequent to the year-end, and concurrent with the execution and completion of the Asset Purchase Agreement more fully disclosed in the Company’s 8-K filing dated September 1, 2011, the 50,000 restricted shares of Mr. Paul DeShaw, Mr. Lance Morgan and Mr. John P. Bohn were released from restriction and forfeiture.  All previously unrecognized director stock based compensation expense was expensed during the three months ended December 31, 2011.

Note 7. Going Concern:

ATC Venture Group Inc
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  During the three and six months ended March 31, 2012, the Company incurred a net gain (loss) of approximately $599,000 and $1,064,000, respectively.  As of March 31, 2012, the Company had an accumulated deficit of approximately $8,248,000.  As discussed in Note 4, as of March 31, 2012, the Company was in violation of covenants with its lender, a waiver for which was received.  If the Company is unable to generate profits and unable to continue to obtain financing or renew existing financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.  These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company does not continue as a going concern.

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

Note 8 – Sale of Segment

On December 31, 2011, the brand “Cycle Country” and the ATV accessories division were sold to Kolpin Outdoors, Inc. (“Kolpin”) for a sale price of up to $8,000,000, subject to certain adjustments.  A portion of the revenue was recognized on this sale in the period the transaction was complete or at the time revenue was earned for portions requiring continued products or services.  Details of the Purchase Agreement are more fully disclosed in the Company’s 8-K filing dated September 1, 2011.  The transaction closed effective December 31, 2011, as fully disclosed in the Company’s 8-K filing dated January 6, 2012.  There has been a recent dispute relating to the payment of a portion of the deferred and contingent purchase price due to the Company under the asset purchase agreement.  No portion of these contingent and deferred payments were recognized as of March 31, 2012.

Property, plant, equipment, net	$174,575
Inventory	695,400
Intangibles, net	3,754
Total assets sold	873,729

Proceeds from sale and applied directly to outstanding debt	3,017,707

Gain on sale	$2,143,978

Following this sale, the Company redefined its business strategies and changed its name from “Cycle Country Accessories Corp.” to “ATC Venture Group Inc.” and changed the name of its subsidiary from “Cycle Country Accessories Corporation” to “Simonsen Iron Works Inc.”

On November 3, 2011, the Perf-Form segment was sold for $25,000.

Inventory sold	$10,419
Proceeds from sale	25,000
Gain on sale	$14,581

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

See Note 8 for information on sales of the Perf-Forn and Cycle Country ATV Accessories segments.

Gains (Losses) from discontinued operations, net of income taxes for all periods presented, include the operating results of Cycle Country ATV Accessories, Perf-Form and Plazco are as follows:

	For the three months ended March 31, 2012 (Unaudited)
	Plazco	Total
Revenue
Sales- general	$11,085	$11,085
Discounts, returns & allowances	-	-
Freight income	-	-
Total revenue	11,085.00	11,085.00
Cost of goods sold	2,342	2,342

Gross profit	$8,743	8,743

Selling, general, and administrative expenses		7,322
Interest expense, net		453
Other (income) expense, net		(217)
		-

Net income from discontinued operations		$1,185

	For the three months ended March 31, 2011 (Unaudited)

	ATV Accessories	Plazco	Perf-Form	Total
Revenue
Sales- general	$2,404,610	$104,414	$28,654	$2,537,678
Discounts, returns & allowances	(236,675)	(10,277)	(2,820)	(249,772)
Freight income	27,755	1,110	370	29,235
Total revenue	2,195,690.00	95,247.00	26,204.00	2,317,141.00
Cost of goods sold	1,846,497	86,443	45,913	1,978,853
Inventory impairment adjustment	432,826	148,000	75,134	655,960

Gross profit (loss)	$(83,633)	$(139,196)	$(94,843)	(317,672)

Selling, general, and administrative expenses				1,163,507
Intangible impairment				110,186
Interest expense, net				56,549
Other (income) expense, net				23,191
Income tax benefit				(550,376)

Net loss from discontinued operations				$(1,120,729)

	For the six months ended March 31, 2012 (Unaudited)
	ATV Accessories	Plazco	Perf-Form	Total
Revenue
Sales- general	$5,867,629	$74,643	$60	$5,942,332
Discounts, returns & allowances	(387,777)	(3,278)	-	(391,055)
Freight income	6,405	-	-	6,405
Total revenue	5,486,257	71,365	60	5,557,682
Cost of goods sold	3,606,302	37,729	(156)	3,643,875

Gross profit	$1,879,955	$33,636	$216	1,913,807

Selling, general, and administrative expenses				1,284,531
Interest expense, net				106,773
Other (income) expense, net (primarily, gain on sale of segment)				(2,222,068)
Income tax expense				1,035,000

Net income from discontinued operations				$1,709,571

	For the six months ended March 31, 2011 (Unaudited)

	ATV Accessories	Plazco	Perf-Form	Total
Revenue
Sales- general	$6,123,303	$181,967	$57,521	$6,362,791
Discounts, returns & allowances	(532,018)	(14,375)	(3,017)	(549,410)
Freight income	45,993	1,501	523	48,017
Total revenue	5,637,278	169,093	55,027	5,861,398
Cost of goods sold	4,559,600	149,859	82,458	4,791,917
Inventory impairment adjustment	432,826	148,000	75,134	655,960

Gross profit (loss)	$644,852	$(128,766)	$(102,565)	$413,521

Selling, general, and administrative expenses				2,106,557
Intangible impairment				110,186
Interest expense, net				140,485
Other (income) expense, net				19,258
Income tax benefit				(661,892)

Net loss from discontinued operations				$(1,301,073)

Note 10 - INCOME TAXES

During the three month and six month periods ended March 31, 2012, the Company recorded income tax expense of $0 and $1,035,000 respectively.  The income tax expense of $1,035,000 for the six month period ended march 31, 2012 was netted within discontinued operations.  The Company did not record an income tax benefit for the three month period ended March 31, 2012 despite incurring a net loss.  The deferred tax asset valuation allowance was increased by $214,000 during the six month period ended March 31, 2012.  As of March 31, 2012 and September 30, 2011, the deferred tax asset valuation allowance was $465,000 and $200,000, respectively.

For the three month and six month periods ended March 31, 2011, the Company recorded an income tax benefit of approximately $674,000 and $846,000, respectively.  Of these benefit amounts, $550,376 and $661,892 was recorded net within discontinued operations for the three month and six month periods ended March 31, 2011, respectively.

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

Executive-Level Overview

This discussion relates to ATC Venture Group Inc and its consolidated subsidiary (the “Company”) and should be read in conjunction with our consolidated financial statements as of September 30, 2011, and the fiscal year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Overview for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

The following is a summary of the results of operations for the three months ended March 31, 2012 and March 31, 2011 (Unaudited):

	Three Months Ended March 31,
	2012 (Unaudited)		2011 (Unaudited)

Revenue	$1,956,444	100.00%	$660,220	100.00%

Cost of goods sold	1,808,890	92.46%	702,331	106.38%

Gross profit (loss)	147,554	7.54%	(90,203)	-13.66%

Selling, general, and administrative expenses	724,259	37.02%	240,404	36.41%

Loss from operations	(576,705)	-29.48%	(330,607)	-50.08%

Other income (expense), net	(23,350)	-1.19%	(23,998)	-3.63%

Loss from continuing operations before income tax benefit	(600,055)	-30.67%	(354,605)	-53.71%

Income tax benefit	-	0.00%	123,623	18.72%

Net loss from continuing operations	(600,055)	-30.67%	(230,982)	-34.99%

Net income (loss) from discontinued operations, net of tax	1,185	0.06%	(1,120,729)	-169.75%

Net Loss	$(598,870)	-30.61%	$(1,351,711)	-204.74%

For the three months ended March 31, 2012, the Company reported a net loss of $598,870 or (30.61%) of revenue. This compares to the three months ending March 31, 2011 during which the Company recorded net loss of $1,351,711 or (204.74%) of total revenue. Total revenues from continuing operations more than doubled for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  This increase represents the build-up of the new lead operating segment and wrap-up of discontinued operations. Profitability was still lagging in the three months ended March 31, 2011 due to efficiencies temporarily lost in transition between discontinued operations and expansion of the contract manufacturing subsidiary.

BUSINESS SEGMENTS

The following is a summary of the results of operations for the six months ended March 31, 2012 and March 31, 2011 (Unaudited):

	Six Months Ended March 31,
	2012 (Unaudited)		2011 (Unaudited)

Revenue	$2,528,247	100.00%	$1,353,269	100.00%

Cost of goods sold	2,301,881	91.05%	1,359,995	100.50%

Gross profit (loss)	226,366	8.95%	(6,726)	-0.50%

Selling, general, and administrative expenses	837,392	33.12%	424,196	31.35%

Loss from operations	(611,026)	-24.17%	(430,922)	-31.84%

Other income (expense), net	(34,310)	-1.36%	(65,126)	-4.81%

Loss from continuing operations before income tax benefit	(645,336)	-25.53%	(496,048)	-36.66%

Income tax benefit	-	0.00%	136,331	10.07%

Net income (loss) from continuing operations	(629,336)	-24.89%	(359,717)	-26.58%

Net Income (loss) from discontinued operations, net of tax	1,709,591	70.03%	(1,301,073)	-96.14%

Net income (loss)	$1,064,235	42.09%	$(1,660,790)	-122.72%

For the six months ended March 31, 2012, the Company reported net income of $1,064,235 or 42.09% of revenue. This compares to the six months ending March 31, 2011 during which the Company recorded net loss of $1,660,790 or (122.72%) of revenue. Net income increased as well.  The majority of these changes relate to a $2,143,979 gain on sale of the ATV segment, as this sale spiked revenues in the first quarter of fiscal year 2012.  Operating sales were down due to segment declining projects below profit goals.

As of March 31, 2012, the Company operates four reportable business segments, two segments were sold in in the six month period ended March 31, 2012 and one that is held in discontinued operations.

Simonson Iron Works Inc., on wholly-owned subsidiary is engaged in contract manufacturing for original equipment manufacturers (OEM's) and other businesses in various industries.

Revenue

Revenue increased approximately 196% or $1,300,000 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 in the Simonsen Iron Works Inc. segment.  This increase represents increased production in the remaining operating segment, as planned with recent strategic segment eliminations.  The loss from discontinued operations decreased 57% or approximately $640,000, as the discontinued operations wound down to no material activities by March 31, 2012.  For the six months ending March 31, 2012, net income increased 169% or approximately $2,800,000 over the six months ended March 31, 2011.  This increase was partially due to the gain on sale of the ATV Accessories segment and partially due to strategic elimination of less profitable activities.

Cost of Goods Sold

The following table details components of direct costs of goods sold by segment as a percentage of sales:

	Simonsen Ironworks Inc.
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 Unaudited

Materials	69.90%	64.26%	66.58%	59.63%
Direct labor	7.74%	7.66%	7.62%	7.13%
Mfg variance	-3.03%	1.04%	-1.20%	1.56%
Subcontract	0.54%	1.19%	0.51%	1.18%
Royalty	0.00%	0.00%	0.00%	0.00%
Burden	1.50%	9.24%	1.27%	15.21%
Mfg overhead	15.81%	22.99%	16.26%	15.79%
	92.46%	106.38%	91.05%	100.50%

The cost of materials as a percentage of revenue increased for Simonsen Ironworks Inc., while total costs of goods sold for the segment decreased as a percentage of revenues.  This change was due to the strategic management decisions made for lean production.

Expenses

Our selling, general and administrative expenses were approximately $647,000 and $240,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.

The significant changes in expenses for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 were:

•
Prior to allocation between segments, the two major changes in selling, general and administrative expenses for the three month period ending March 31, 2012 compared to the three month period ending March 31, 2011were as follows:

•	Management compensation decreased approximately $300,000 due to elimination of redundancies and aligning compensation with key performance objectives

•	Compliance costs increased approximately $200,000 due to costs related to restatements of prior period data as disclosed in recent filings.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $16,286 as of March 31, 2012 compared to $25,185 as of September 30, 2011.  Until required for operations, our policy is to invest any excess cash reserves in bank deposits, money market funds, and certificates of deposit after first repaying any built up balance on our bank line of credit.

Working Capital

Net working capital deficit was $991,334 as of March 31, 2012 compared to $3,218,286 as of September 30, 2011.  The working capital ratio was .72 and .56 as of March 31, 2012 and September 30, 2011, respectively.

The following table summarizes the Company’s sources and uses of cash and equivalents for the periods indicated:

	2012 (Unaudited)	2011

Net cash provided by (used for) operating activities of continuing operations	$16,695	$1,840,799
Net cash used for investing activities of continuing operations	122,902	(73,430)
Net cash (used for) financing activities of continuing operations	(138,766)	(1,771,123)
	$(8,899)	$104,882

The Company’s principal uses of cash are to pay operating expenses, acquire necessary equipment and to make debt service payments.  During the six months ended March 31, 2012, the Company used cash to make principal payments of approximately $404,000 against long-term debt and paid down approximately $2,713,000 on its lines of credit.

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

As of March 31, 2012 and as of September 30, 2011, the Company was in violation of its current ratio and term debt coverage ratio covenants in its loan agreements with its lender.  As of March 20, 2012, the Company and its lender entered into a Secured Credit Agreement and Waiver.  Under the terms of this Agreement, the lender agreed to waive the noncompliance by the Company with the required ratio of current assets to current liabilities as of September 30, 2011, March 31, 2012 and the Company’s anticipated noncompliance with the required ratio of current assets to current liabilities through October 1, 2012 and further, to waive the Company’s noncompliance with the Term Debt Coverage Ratio as of September 30, 2011, March 31, 2012, and the Company’s anticipated noncompliance with the Term Debt Coverage Ratio through October 1, 2012.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make judgments and estimates that may have a significant impact upon the portrayal of our financial condition and results of operations.  We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgements by management that can materially impact the portrayal of our financial condition and results of operations, useful lives of fixed assets; impairment of long-lived asset, valuation of inventory, deferred taxes and warranties and allowance for doubtful accounts.   These significant accounting principles are more fully described in Managements Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies in our Annual Report on Form 10-K for the year needed September 30, 2011.

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

Subsequent to the evaluation made in connection with the Original Filing, and in connection with the restatement and filing of our recent 2010 Form 10-K/A and 2011 10Q/A’s for the first three quarters, our management, including our current Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting of the Company’s stock-based compensation plans and customer incentive programs, our disclosure controls and procedures continued to be ineffective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2012. Our management is in the process of addressing the above material weakness and has utilized the services of an outside accounting firm to assist with this process. Additionally, on April 1, 2012, we hired VP of Finance and Administration. We believe this will help remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2012.

ATC Venture Group Inc

By:	/s/ Robert Davis
Robert Davis
Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title	Date

/s/ Robert Davis	Chief Financial Officer, Chief Operating Officer, Chief Executive Officer, Treasurer, Secretary and Director	May 17, 2012
Robert Davis	(principal executive, financial and accounting officer)